Form 10-Q
period 2019-09-30
Progyny, Inc.
filed 2019-12-06
CIK 1551306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-39100

Progyny, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-2220139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 5th Avenue New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 888-3124

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	PGNY	The Nasdaq Global Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 29, 2019, the registrant had 84,046,372 shares of common stock, $0.0001 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2019 and 2018	5
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2019 and 2018	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	73
Item 4.	Mine Safety Disclosures	73
Item 5.	Other Information	73
Item 6.	Exhibits	73
	Signatures	75

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our future results of operations and financial position, our ability to acquire or invest in complementary businesses, products, and technologies, our ability to achieve profitability on an annual basis and sustain such profitability, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, our business strategy and our ability to acquire new clients and successfully engage new and existing clients, our ability to effectively manage our growth and compete effectively with existing competitors and new market entrants, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progyny, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$7,664	$127
Accounts receivable, net of $7,582 and $3,486 of allowances at September 30, 2019 and December 31, 2018, respectively	44,337	23,325
Prepaid expenses and other current assets	1,337	885
Assets of discontinued operations, current	—	200
Total current assets	53,338	24,537
Property and equipment, net	973	776
Goodwill	11,880	11,880
Intangible assets, net	2,746	3,859
Other assets	3,614	272
Total assets	$72,551	$41,324
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$23,485	$15,578
Accrued expenses and other current liabilities	17,071	9,782
Convertible preferred stock warrant liabilities	17,008	4,589
Short term debt	—	253
Total current liabilities	57,564	30,202
Total liabilities	57,564	30,202
Commitments and Contingencies (Note 8)
Convertible preferred stock, $0.0001 par value; 314,930,070 shares authorized as of September 30, 2019 and December 31, 2018; 65,428,088 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively; aggregate liquidation preference of $106,369 as of September 30, 2019 and December 31, 2018, respectively	106,237	106,237
STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 443,500,000 shares authorized at September 30, 2019 and 441,000,000 at December 31, 2018; 10,046,705 and 5,155,407 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	18,838	10,622
Treasury stock, at cost , $0.0001 par value; 615,980 shares outstanding at September 30, 2019 and 589,320 at December 31, 2018	(1,008)	(884)
Accumulated deficit	(109,081)	(104,854)
Total stockholders’ deficit	(91,250)	(95,115)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$72,551	$41,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Progyny, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$61,196	$27,798	$164,561	$76,213
Cost of services	48,876	22,751	130,825	62,194
Gross profit	12,320	5,047	33,736	14,019
Operating expenses:
Sales and marketing	3,183	1,648	8,646	5,142
General and administrative	6,068	3,986	16,557	11,626
Total operating expenses	9,251	5,634	25,203	16,768
Income (loss) from continuing operations	3,069	(587)	8,533	(2,749)
Other expense:
Interest expense, net	(28)	(27)	(194)	(459)
Convertible preferred stock warrant valuation adjustment	(11,226)	(918)	(12,419)	(1,561)
Total other expense, net	(11,254)	(945)	(12,613)	(2,020)
Loss from continuing operations, before tax	(8,185)	(1,532)	(4,080)	(4,769)
Benefit (provision) for income taxes	(25)	395	(89)	1,230
Net loss from continuing operations	$(8,210)	$(1,137)	$(4,169)	$(3,539)
Net income from discontinued operations, net of taxes	$—	$1	$—	$5,725
Net loss and comprehensive (loss) income	$(8,210)	$(1,136)	$(4,169)	$2,186
Net loss attributable to common stockholders	$(8,210)	$(1,137)	$(4,169)	$(3,962)
Net (loss) earnings per share attributable to common stockholders:
Basic and Diluted
Continuing operations	$(1.10)	$(0.20)	$(0.70)	$(0.70)
Discontinued operations	—	—	—	1.02
Total net (loss) earnings per share attributable to common stockholders basic and diluted	$(1.10)	$(0.20)	$(0.70)	$0.32
Weighted-average shares used in computing net (loss) earnings per share:
Basic and Diluted	7,472,469	5,627,656	5,947,821	5,669,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Progyny, Inc.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited)

(in thousands, except share and per share amounts)

						Additional
	Convertible Preferred Stock		Common Stock		Treasury	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

For the three months ended September 30, 2019:
Balance at June 30, 2019	65,428,088	$106,237	5,187,474	$1	$(884)	$12,182	$(100,813)	$(89,514)
Repurchase of Common Stock	—	—	(26,659)	—	(124)	—	(58)	(182)
Stock option exercise	—	—	4,885,890	—	—	4,976	—	4,976
Stock-based compensation	—	—	—	—	—	1,680	—	1,680
Net loss	—	—	—	—	—	—	(8,210)	(8,210)
Balance at September 30, 2019	65,428,088	$106,237	10,046,705	$1	$(1,008)	$18,838	$(109,081)	$(91,250)

For the three months ended September 30, 2018:
Balance at June 30, 2018	65,428,088	$106,237	5,694,895	$1	$—	$9,075	$(101,872)	$(92,796)
Repurchase of Common Stock	—	—	(589,321)	—	(884)	—	(321)	(1,205)
Stock option exercise	—	—	29,207	—	—	39	—	39
Stock-based compensation	—	—	—	—	—	796	—	796
Net loss	—	—	—	—	—	—	(1,136)	(1,136)
Balance at September 30, 2018	65,428,088	$106,237	5,134,781	$1	$(884)	$9,910	$(103,329)	$(94,302)

For the nine months ended September 30, 2019:
Balance at December 31, 2018	65,428,088	$106,237	5,155,407	$1	$(884)	$10,622	$(104,854)	$(95,115)
Repurchase of Common Stock	—	—	(26,659)	—	(124)	—	(58)	(182)
Stock option exercise	—	—	4,917,957	—	—	5,007	—	5,007
Stock-based compensation	—	—		—	—	3,209	—	3,209
Net loss	—	—		—	—	—	(4,169)	(4,169)
Balance at September 30, 2019	65,428,088	$106,237	10,046,705	$1	$(1,008)	$18,838	$(109,081)	$(91,250)

For the nine months ended September 30, 2018:
Balance at December 31, 2017	66,630,284	$108,312	5,690,083	$1	$—	$6,933	$(104,556)	$(97,622)
Repurchase of Preferred Stock	(1,202,196)	(2,075)	—	—	—	—	(425)	(425)
Repurchase of Common Stock	—	—	(589,320)	—	(884)	—	(321)	(1,205)
Non-cash contribution	—	—	—	—	—	414	—	414
Stock option exercise	—	—	34,018	—	—	46	—	46
Impact of adoption of 2016‑09	—	—	—	—	—	213	(213)	—
Stock-based compensation	—	—	—	—	—	2,304	—	2,304
Net income	—	—	—	—	—	—	2,186	2,186
Balance at September 30, 2018	65,428,088	$106,237	5,134,781	$1	$(884)	$9,910	$(103,329)	$(94,302)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Progyny, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES
Net (loss) income	$(4,169)	$2,186
Less: Income from discontinued operations, net of income tax	—	(5,725)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Deferred tax expense (benefit)	89	(1,230)
Loss on debt extinguishment	—	88
Depreciation and amortization	1,594	1,395
Stock-based compensation expense	3,209	2,304
Bad debt expense	1,332	775
Loss on disposal of property and equipment	1	—
Accretion of debt discount and debt issuance costs	—	75
Change in fair value of warrant liabilities	12,419	1,561
Changes in operating assets and liabilities:
Accounts receivable	(22,344)	(15,340)
Prepaid expenses and current other assets	(452)	(322)
Other assets	(667)	89
Accounts payable	6,824	7,892
Accrued expenses and other current liabilities	6,119	4,428
Net cash provided by (used in) continuing operations	3,955	(1,824)
Net cash provided by (used in) discontinued operations	—	—
Net cash provided by (used in) operating activities	3,955	(1,824)

INVESTING ACTIVITIES
Purchase of property and equipment, net	(678)	(401)
Net cash provided by (used in) continuing operations	(678)	(401)
Net cash provided by (used in) discontinued operations	200	2,428
Net cash provided by (used in) investing activities	(478)	2,027

FINANCING ACTIVITIES
Payment of deferred initial public offering costs	(512)	—
Repayment of term loan	—	(5,351)
Proceeds from revolving line of credit	157,850	35,003
Repayments made against revolving line of credit	(158,103)	(30,715)
Repurchase of convertible preferred stock	—	(2,500)
Repurchase of common stock	(182)	(1,205)
Exercise of stock options	5,007	46
Net cash provided by (used in) continuing operations	4,060	(4,722)
Net cash provided by (used in) discontinued operations	—	—
Net cash provided by (used in) financing activities	4,060	(4,722)
Net increase (decrease) in cash and cash equivalents	7,537	(4,519)
Cash and cash equivalents, beginning of year	127	4,691
Cash and cash equivalents, end of year	$7,664	$172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$176	$450
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash settlement of liability	$—	$414
Non-cash liability forgiveness related to divestiture	$—	$4,869
Non-cash deferred initial public offering costs in accounts payable and accrued liabilities	$2,308	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Progyny, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.           Business and Basis of Presentation

Description of Business

Progyny, Inc. (referred to as “Progyny” or the “Company”) was incorporated in the state of Delaware on April 3, 2008, and maintains its corporate headquarters in New York, NY. Prior to its 2015 acquisition of Fertility Authority, LLC, the Company was exclusively a medical device company in the field of reproductive medicine, translating scientific discoveries related to early embryo development into clinical tools. The Company’s product, the Early Embryo Viability Assessment Test (“Eeva”), was designed to assist clinicians and patients in assessing the likelihood of certain in vitro fertilization (“IVF”) outcomes.

With the acquisition of Fertility Authority, LLC in March 2015, the Company established and operated as two segments (i) the medical device business and (ii) the fertility benefits solution.   In January 2018, the Company executed an agreement with a related party to sell the Eeva business, representing all of the medical device segment.

Subsequent to the sale of the Eeva business, Progyny is a provider of a fertility benefits solution and pharmacy benefits solution and operates and manages in one operating segment. The fertility benefits solution consists of a significant service that integrates: (1) the treatment services (“Smart Cycles”) that the Company has designed, (2) access to the Progyny network of high-quality fertility specialists that perform the Smart Cycle treatments and (3) active management of the selective network of high-quality provider clinics, real-time member eligibility and treatment authorization, member-facing digital tools and detailed quarterly reporting supported by the Company’s dedicated account management teams, and end to end comprehensive concierge member support provided by Progyny’s in-house staff of Patient Care Advocates (“PCAs”) (collectively, the “care management services”).

The Company enhanced its fertility benefits solution with the launch of Progyny Rx, its pharmacy benefits solution, effective January 1, 2018. As part of this solution, the Company provides formulary plan design, simplified authorization, assistance with prescription fulfillment, and timely delivery of the medications by the Company’s network of specialty pharmacies, as well as medication administration training, pharmacy support services, and continuing PCA support. As a pharmacy benefits solution provider, Progyny manages the dispensing of pharmaceuticals through the Company’s specialty pharmacy contracts. The pharmacy benefits solution is only available as an add-on service to its fertility benefits solution.

Initial Public Offering

On October 29, 2019, the Company completed its initial public offering (“IPO”) in which it issued and sold 6,700,000 shares of its common stock at a public offering price of $13.00 per share.   As part of the IPO, certain selling stockholders offered and sold an additional 4,800,000 shares (including 1,500,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option), at an equivalent public offering price of $13.00 per share. The Company received net proceeds of approximately $77.7 million from the IPO, after deducting underwriters’ discounts and commissions of $5.9 million and offering costs of $3.5 million. Deferred offering costs are capitalized and consist of fees and expenses incurred in connection with the sale of common stock in the IPO, including legal, accounting, printing and other IPO-related costs.  Upon completion of the IPO, these deferred offering costs were reclassified to stockholders’ equity and offset against the proceeds from the offering on the balance sheet.  Immediately prior to the completion of the IPO, all shares of convertible preferred stock then outstanding were converted into 65,428,088 shares of common stock on a one-to-one basis, $106.2 million of convertible preferred stock was reclassified to additional paid-in-capital and $7,000 of convertible preferred stock was reclassified to common stock on the Company’s balance sheet.

As of September 30, 2019, $2.7 million of deferred offering costs were recorded as other assets on the consolidated balance sheet.  There were no deferred offering costs capitalized as of December 31, 2018.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, the Company’s consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

The Company will remain an emerging growth company until the earliest of (1) December 31, 2024; (2) the last day of the Company’s first fiscal year in which the Company has total annual gross revenue of at least $1.07 billion; (3) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the Company’s first fiscal year in which the market value of the Company’s common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th.

Basis of Presentation

Certain information and note disclosures included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the final prospectus for our IPO filed with the SEC on October 25, 2019 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (File No. 333-233965).

The condensed consolidated financial statements and accompanying notes include the accounts of Company and its wholly owned subsidiary, Fertility Authority LLC.   Effective June 2018, the Company legally dissolved the Fertility Authority LLC legal entity.  All intercompany balances and transactions have been eliminated.

The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP. The accompanying interim condensed consolidated balance sheets as of September 30, 2019, the interim condensed consolidated statements of operations and comprehensive income (loss) and the interim condensed consolidated statements of convertible preferred stock and stockholders’ deficit for the three and nine months ended September 30, 2019 and 2018, and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state our financial position as of September 30, 2019, the results of our operations for the three and nine months ended September 30, 2019 and 2018 and the results of our cash flows for the nine months ended September 30, 2019 and 2018. The financial data and other financial information disclosure in the notes to these interim condensed consolidated financial statements related to the three and nine months periods are also unaudited. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results expected for the year ending December 31, 2019 or any other future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP generally requires management to make estimates and assumptions that affect the reported amount of certain assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and liabilities. Specific accounts that require management estimates include accrued receivables, accrued claims payable, allowance for doubtful accounts, accrued rebates, convertible preferred stock warrant liabilities and stock-based compensation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reverse Stock Split

On October 14, 2019, Progyny’s stockholders approved and the Company effected a one-for-4.5454 reverse stock split of its common and convertible preferred stock.  The par value of the common stock and convertible preferred stock was not adjusted as a result of the reverse stock split.  Accordingly, the consolidated financial statements and notes retroactively reflect Progyny’s capital structure after giving effect to the reverse stock split.

2.           Significant Accounting Policies

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to clients in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company applies the following five-step model to recognize revenue from contracts with clients:

•	Identification of the contract, or contracts, with a client
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, a performance obligation is satisfied

Progyny’s contracts typically have a stated term of three years and include contractual termination options after the first year, allowing the client to terminate the contract with 30 to 90 days’ notice.

Fertility Benefits Revenue

Progyny primarily generates revenue through its fertility benefits solution, in which Progyny provides self-insured enterprise entities (‘‘clients’’) and their employees and partners (together, ‘‘members’’) with fertility benefits. As part of the fertility benefits solution, Progyny provides access to effective and cost-efficient fertility treatments, referred to as Smart Cycles, as well as other related services. Smart Cycles are proprietary treatment bundles that include certain medical services available to members through Progyny’s proprietary, credentialed network of provider clinics. In addition to access to Progyny’s Smart Cycle treatment bundles and access to Progyny’s network of provider clinics, the fertility benefits solution includes other comprehensive services, which Progyny refers to as care management services, such as active management of the provider clinic network, real-time member eligibility and treatment authorization, member-facing digital tools throughout the Smart Cycle and detailed quarterly reporting all supported by client facing account management and end-to-end comprehensive member support provided by Progyny’s in house staff of PCAs.

The promises within Progyny’s fertility benefits contract with a client represent a single performance obligation because Progyny provides a significant service of integrating the Progyny designed Smart Cycles and access to the fertility treatment services provided by provider clinics with the other comprehensive services into the combined fertility benefits solution that the client contracted to receive. Progyny’s fertility benefits solution is a stand-ready obligation that is satisfied over the contract term.

Progyny’s contracts include the following sources of consideration, which are all variable: a per employee per month (‘‘PEPM’’) administration fee (in most, but not all contracts) and a fixed rate per Smart Cycle. The PEPM administration fee is allocated between the fertility benefits solution and the pharmacy benefits solution based on standalone selling price, estimated using an expected cost-plus margin method. The Company allocates the variable consideration related to the fixed rate per Smart Cycle to the distinct period during which the related services were performed as those fees relate specifically to the Company’s efforts to provide its fertility benefits solution to its clients in the period and represents the consideration the Company is entitled to for the fertility benefit services provided. As a result, the fixed rate per Smart Cycle is included in the transaction price and recognized in the period in which the Smart Cycle is provided to the member.

Progyny’s contracts also include potential service level agreement refunds related to outcome-based service metrics. These service level refunds, which are determined based on results of a full plan year, if met, are based on a percentage of the PEPM fee paid by clients. The Company estimates the variable consideration related to the total PEPM administration fee, less estimated refunds related to service level agreements, and recognizes the amounts allocated to the fertility benefits solution ratably over the contract term. Progyny’s estimate of service level agreement refunds, have not historically resulted in significant adjustments to the transaction price.

Clients are invoiced on a monthly basis for the PEPM administration fee. Progyny invoices its clients and members for their respective portions of the fixed rate per Smart Cycle bundle when all treatment services within a Smart Cycle are completed by the provider clinic. Once an invoice is issued, payment terms are typically between 30 to 60 days.

The Company assesses whether it is the principal or the agent for each arrangement with a client, since fertility treatment services are provided by a third party—the provider clinics. The Company is the principal in its arrangements with clients and therefore presents revenue gross of the amounts paid to the provider clinics because Progyny controls the specified service (the fertility benefits solution) before it is transferred to the client. Progyny integrates the fertility treatment services provided by the provider clinics into the overall fertility benefits solution that the client contracted to receive. In addition, Progyny defines the scope of the potential services to be performed by the provider clinics and monitors the performance of the provider clinics. Furthermore, Progyny is primarily responsible for fulfilling the promise to the client and has discretion in setting the pricing, as Progyny separately negotiates agreements with the provider clinics, which establish pricing for each treatment service. Pricing of services from provider clinics is independent from the fees charged to clients.

Pharmacy Benefits Revenue

For clients that have the fertility benefits solution, Progyny offers, as an add-on, its pharmacy benefits solution, which is a separate, fully integrated pharmacy benefit. As part of the pharmacy benefits solution, Progyny provides care management services, which include Progyny’s formulary plan design, prescription fulfillment, simplified authorization and timely delivery of the medications used during treatment through Progyny’s network of specialty pharmacies, and clinical services consisting of member assessments, UnPack It calls, telephone support, online education, medication administration training, pharmacy support services and continuing PCA support.

The pharmacy-related promises represent a single performance obligation because Progyny provides a significant service of integrating the formulary plan design, prescription fulfillment, clinical services and PCA support into the combined pharmacy benefits solution that the client contracted to receive. The pharmacy benefits solution is a stand-ready obligation that is satisfied over the contract term.

Progyny’s contracts include the following sources of consideration, all of which are variable: a PEPM administration fee (in most, but not all contracts) and a fixed fee per fertility drug. As described above, the PEPM administration fee, less estimated refunds related to service level agreements, is allocated to the pharmacy benefits solution and recognized ratably over the contract term. The Company allocates the variable consideration related to the fixed fee per fertility drug to the distinct period during which the related services were performed, as those fees relate specifically to the Company’s efforts to provide its pharmacy benefits solution to clients in the period and represents the consideration the Company is entitled to for the pharmacy benefit services provided. As a result, the fixed fee per fertility drug is included in the transaction price and recognized in the period in which the Company is entitled to consideration from a client, which is when a prescription is filled and delivered to the members.

As stated above, clients are invoiced on a monthly basis for the PEPM administration fee. Progyny invoices the client and the member for their respective portions of the fixed fee per fertility drug, when the prescription services are completed by the specialty pharmacy. Once an invoice is issued, payment terms are typically between 30 to 60 days.

The Company assesses whether it is the principal or the agent for each arrangement with a client, as prescription fulfillment and clinical services are provided by a third party—the specialty pharmacies. The Company is the principal in its arrangements with clients, and therefore presents revenue gross of the amounts paid to the specialty pharmacies. Progyny controls the specified service (the pharmacy benefits solution) before it is transferred to the client. Progyny integrates the prescription fulfillment and clinical services provided by the pharmacies and PCAs into the overall pharmacy benefits solution that the client contracted to receive. In addition, Progyny defines the scope of the potential services to be performed by the specialty pharmacies and monitors the performance of the specialty pharmacies. Furthermore, Progyny is primarily responsible for fulfilling the promise to the client and has discretion in setting the pricing, as Progyny separately negotiates agreements with pharmacies, which establish pricing for each drug. Pricing of fertility drugs is independent from the fees charged to clients.

The Company does not disclose the transaction price allocated to remaining performance obligations because all of the transaction price is variable and is allocated to the distinct periods to which the services relate, as discussed above. The remaining contract term is typically less than one year, due to the client’s contractual termination options.

Accrued Receivable and Accrued Claims Payable

Accrued receivables are estimated based on historical experience for those fertility benefit services provided but for which a claim has not been received from the provider clinic. At the same time, cost of services and accrued claims payables are estimated based on the amount to be paid to the provider clinic and historical gross margin achieved on fertility benefit services. Estimates are adjusted to actual at the time of billing. Adjustments to original estimates have not been material.

As of September 30, 2019, accrued receivables and accrued claims payables were $17.3 million and $11.6 million, respectively as compared to $9.5 million and $6.7 million, respectively as of December 31, 2018.  Accrued receivables are included within accounts receivable in the consolidated balance sheet.  Accrued claims payable are included within accrued expenses and other current liabilities in the consolidated balance sheet.  Claims payable are paid within 30 days based on contractual terms.

As of September 30, 2019 and December 31, 2018, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $9.2 million and $3.6 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client.  Unbilled receivables are included in accounts receivable in the consolidated balance sheet.

Accounts Receivable and Allowance for Doubtful Accounts

The accounts receivable balance primarily includes amounts due from clients and members.  Accounts receivable also includes certain accrued receivables for fertility benefits claims from provider clinics at the end of each period for services provided that have not yet been received. The Company estimates an allowance for changes  and cancellations of services based upon historical experience and estimates member uncollectible amounts based upon historical bad debts, current member receivable balances and the age of member receivable balances.

	Nine Months Ended September 30, 2019 and Year Ended December 31, 2018

September 30, 2019	Balance at Beginning of Period	Charged to Revenue	Charged to Costs and Expenses	Write-offs	Utilization	Balance at End of Period
Allowance for doubtful accounts	$1,175	$-	$1,331	$-	$-	$2,506
Allowance for service changes and cancellations	2,311	6,536	-	-	(3,772)	5,075
	3,486	6,536	1,331	-	(3,772)	7,581

December 31, 2018
Allowance for doubtful accounts	$590	$-	$824	$(239)	$-	$1,175
Allowance for service changes and cancellations	500	3,414	-	-	(1,603)	2,311
	1,090	3,414	824	(239)	(1,603)	3,486

Cost of Services

Fertility Benefit Services

Fertility benefit services costs include: (1) fees paid to provider clinics within our network, labs and anesthesiologists; (2) costs incurred (including salaries, bonuses, benefits, stock-based compensation, other related costs, and an allocation of our general overhead, depreciation and amortization) for those employees associated with our care management service functions: Provider Account Management, PCA and Provider Relations teams; and (3) related information technology support costs.  Our contracts with provider clinics are typically for a term of one to two years.

Pharmacy Benefit Services

Pharmacy benefit services costs include: (1) the fees for prescription drugs dispensed and clinical services provided during the reporting period by our specialty pharmacy partners; (2) costs incurred (including salaries, bonuses, benefits, stock-based compensation, other related costs, and an allocation of our general overhead, depreciation and amortization) for those employees associated with our care management service functions:  PCA and Provider Relations teams; and (3) related information technology support costs. Contracts with the specialty pharmacies are typically for a term of one year.

In the specialty pharmacy contracts, the contractual fees of prescription drugs sold includes the cost of the prescription drugs purchased and shipped to members by the Company’s specialty mail service dispensing pharmacy, net of any volume-related or other discounts.

Vendor rebates

The Company receives a rebate on formulations purchased and dispensed by the Company’s specialty pharmacy. The Company’s contractual arrangements with pharmaceutical manufacturers provide for the Company to receive a discount (or rebate) from established list prices paid subsequent to dispensing when products are purchased indirectly from a pharmaceutical manufacturer (e.g., through a specialty pharmacy.) These rebates are recognized as a reduction of Cost of services when prescriptions are dispensed and are generally estimated and billed to manufacturers within 15 days of the end of each month. The effect of adjustments resulting from the reconciliation of rebates recognized to the amounts billed and collected has not been material to the Company’s results of operations.

Concentration of Credit Risk and Off-Balance-Sheet Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consists primarily of cash and cash equivalents and accounts receivable.

The Company invests its cash and cash equivalents with highly rated financial institutions and management believes that the financial risks associated with its cash equivalents are minimal. Substantially all of the Company’s cash is maintained with one financial institution with a high credit standing. From time to time, such deposits may exceed federally insured limits.

The Company regularly reviews the outstanding accounts receivable, including consideration of factors such as the age of the receivable balance. Two customers accounted for 16% and 15% each, or 31% total receivables, as of September 30, 2019. Three customers accounted for 25%, 13% and 10% each, or 48% of total accounts receivables as of December 31, 2018. To manage credit risk related to accounts receivable, the Company evaluates customers’ financial condition and collateral is generally not required.

Net Income (Loss) per Share Attributable to Common Stockholders

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The Company adjusts its net income (loss) attributable to common stockholders to reflect the impact of deemed dividends recorded for convertible preferred stock during the period.

The Company’s convertible preferred stock was entitled to receive noncumulative dividends, prior and in preference to any declaration or payment of any dividend on common stock and thereafter participate pro rata on an as-converted basis with the common stockholders in any distributions to common stockholders and were therefore considered to be participating securities. As a result, the Company calculated the net income (loss) per share using the two-class method. Accordingly, the net income (loss) attributable to common stockholders is derived from the net income (loss) for the period and, in periods in which the Company has net income attributable to common stockholders, an adjustment is made for the allocations of undistributed earnings to participating securities based on their outstanding stockholder rights. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the convertible preferred stockholders did not have a contractual obligation to share in the Company’s losses.

Diluted net income (loss) attributable to common stockholders is computed by adjusting income (loss) attributable to common stockholders to allocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options, convertible preferred stock, convertible preferred stock warrants, and common stock warrants. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including common stock equivalents. In periods when the Company has incurred a net loss, convertible preferred stock, options to purchase common stock, convertible preferred stock warrants, and common stock warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (‘‘FASB’’) issued Accounting Standards Update (‘‘ASU’’) 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance required that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard on January 1, 2019 using the full retrospective approach. The adoption of the new standard had an immaterial impact on the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, requiring companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The Company prospectively adopted this guidance effective January 1, 2018, which did not have a significant effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (‘‘ASC 718’’):  Improvements to Employee Share-Based Payment Accounting, which changes the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The Company adopted this standard on a prospective basis as of January 1, 2018, which resulted in a transition adjustment of $213,000, recorded through Accumulated deficit. The adoption had no other effect on the net deferred tax balances, the consolidated statement of cash flows or otherwise on its consolidated financial statements.

In September 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (‘‘ASC 230’’): Classification of Certain Cash Receipts and Cash Payments (a consensus  of  the  Emerging  Issues  Task Force), which changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this guidance effective January 1, 2018, which did not have a significant effect on the Company’s consolidated financial statements.

In January 2017, the FASB  issued ASU No. 2017-04, Intangibles—Goodwill and Other: Simplifying  the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of Step 1 of the goodwill impairment test, which evaluates the extent, if any, by which the carrying value of a reporting unit exceeds its fair value, with any resulting impairment not exceeding the carrying amount of goodwill. The Company early adopted ASU 2017-04 on a prospective basis effective January 1, 2018. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the definition of a business. The new standard clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for the Company for fiscal years beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. The Company adopted this guidance effective January 1, 2019, which did not have a significant effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under ASC 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted the guidance effective January 1, 2018. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (ASC 740), to conform to SEC  Staff Accounting Bulletin No. 118 (“SAB 118”). The standard was issued to allow registrants to record provisional amounts during a measurement period not to extend beyond one year from the enactment date in instances when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the ‘‘Tax Reform Act’’). The standard was effective upon issuance. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (ASC 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for share-based payment transactions with nonemployees. For private companies the new standard is effective for fiscal years beginning after December 15, 2019, and for interim periods therein. The Company adopted this guidance effective January 1, 2019. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

Accounting Pronouncements Issued but Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On July 17, 2019, the FASB voted to propose a deferral of the effective date of the standard to fiscal years beginning after December 15, 2020. The Company plans to adopt this standard as of the effective date for private companies using the modified retrospective approach of all leases entered into before the effective date. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In August 2018, the FASB issued final guidance requiring a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in (ASC 350-402) Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40) to determine which implementation costs to capitalize as assets. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Early adoption of the amendments is permitted, including adoption in any interim period, for all entities and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently reviewing its cloud computing arrangements to evaluate the impact of adoption of the final guidance but does not expect that the pending adoption of this ASU will have a material effect on its consolidated financial statements.

3.           Revenue

Disaggregated revenue

The following table disaggregates revenue by service (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Fertility benefit services revenue	$50,024	$26,389	$136,085	$72,004
Pharmacy benefit services revenue	11,172	1,409	28,476	4,209
Total revenue	$61,196	$27,798	$164,561	$76,213

Concentration of Major Clients

For the nine months ended September 30, 2019 and 2018, each of our largest four clients represented 10% or more of our total revenue.  One of our clients accounted for 16% and 24%, respectively.  Another client accounted for 10% and 15%, respectively.   A third client accounted for less than 10% and 10%, respectively.  Lastly, a fourth client accounted for 12% for the nine months ended September 30, 2019.

There are no material contract asset or contract liability balances as of September 30, 2019 and December 31, 2018.

4.           Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Convertible preferred stock warrant liability	$17,008	$—	$—	$17,008
Total	$17,008	$—	$—	$17,008

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Convertible preferred stock warrant liability	$4,589	$—	$—	$4,589
Total	$4,589	$—	$—	$4,589

The estimated fair values of the convertible preferred stock warrant liabilities (see Note 7) were determined using Level 3, or significant unobservable inputs. Changes to the estimated fair value of the warrants are recorded in other income or other expense in the statements of operations and comprehensive income (loss). The following table provides the changes in the estimated fair value of the convertible preferred stock warrants (in thousands):

Convertible
Preferred Stock
Warrants
Balance as of December 31, 2018	$4,589
Changes in estimate fair value of warrants	12,419
Balance at September 30, 2019	$17,008

During the nine months ended September 30, 2019 and the year ended December 31, 2018, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used to value the Level 3 liabilities did not change.

5.           Divestitures

On January 18, 2018, the Company completed the divestiture of its Eeva business, the primary operations of our previous medical device segment, to a related party, Ares Trading S.A. a subsidiary of Merck Serono, S.A. (“Merck”), a stockholder in the Company. The Eeva business was sold to Merck for $7.9 million, consisting of cash of $3.0 million and the forgiveness of the $4.9 million liability remaining from the previous license agreement for the Eeva product between the two parties. The cash consideration includes $300,000 of deferred consideration, of which the last payment was received by the Company in March 2019.

In accordance with applicable accounting guidance, upon the sale of the Eeva business on January 18, 2018, the Company reflected the Eeva business as discontinued operations in the consolidated financial statements.

Excluding the $200,000 of assets representing deferred consideration, there were no other assets or liabilities associated with the Eeva business as of December 31, 2018.

This transaction had no impact on the condensed consolidated statements of operations and comprehensive income (loss) for the three months and nine ended September 30, 2019. The following is a summary of the operating results of Eeva which have been reflected within income from discontinued operations, net of tax (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Gain on sale of discontinued operations	$—	$1	$—	$7,502
Income from discontinued operations, before taxes
Provision for income taxes		—		(1,777)
Net income from discontinued operations, net of taxes	$—	$1	$—	$5,725

The significant components of the Unaudited Condensed Consolidated Statement of Cash Flows for Eeva are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

INVESTING ACTIVITIES
Proceeds from sale of business, net of costs	—	1	200	2,428

6.           Debt

The Company’s $8.0 million term loan, entered into in November 2015 (“Term Loan”), carried an interest rate equal to the greater of 7.5% or LIBOR plus 7.3%.  The terms contain a prepayment fee of  3.0% of the outstanding principal if repaid after the effective date but on or prior to the first anniversary, 2.0% if repaid after the first anniversary of the effective date but on or prior to the second anniversary, and 1.0% if repaid after the second anniversary of the effective date but prior to the maturity date. Additionally, the terms contained an additional significant final payment representing 8.0% of the original principal.

In June 2018, the Company entered into a loan agreement with Silicon Valley Bank for a revolving line of credit up to $15.0 million based upon an advance rate of 80% on “eligible” accounts receivable to fund its working capital and other general corporate needs (“SVB Line of Credit”). Eligible accounts receivable is defined in the loan agreement as accounts billed with aging 90 days or less and excludes accounts receivable due for member copayments, coinsurance, and deductibles.

Upon execution of the SVB Line of Credit, the Term Loan was paid off in full including the remaining principal balance of $2.9 million, final balloon payment of $640,000 and the 1.0% early payment penalty fee of $15,000. The repayment of the Term Loan was treated as a debt extinguishment and the Company recognized the remaining unamortized debt discount of $88,000 as a loss on debt extinguishment in Other expense, net for the year ended December 31, 2018.

The Company is required to pay a revolving line commitment fee of $225,000 in three equal annual installments of $75,000 starting on the one-year anniversary of the revolving line. The Company made the first installment payment of $75,000 in June 2019. The SVB Line of Credit matures in June 2021. When the Company holds unrestricted cash balances greater than $5.0 million interest accrues at a floating rate per annum equal to the greater of prime rate or 4.75%. If the unrestricted cash balance is less than $5.0 million interest accrues at a floating rate per annum equal to the greater of prime rate plus 0.5% or 4.75%, with interest payable monthly.

The SVB Line of Credit contains customary affirmative covenants, financial covenants, as well as negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness (including guarantees of certain obligations); create liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; maintain collateral; pay dividends or make other payments in respect of capital stock; make acquisitions; make investments, loans and advances; enter into transactions with affiliates; make payments with respect to or modify subordinated debt instruments; and enter into agreements with negative pledge clauses or clauses restricting subsidiary distributions. The financial covenant requires the Company achieve minimum revenue targets established at 75% of the annual financial projections approved by the Board of Directors.

The Company was in compliance with all requirements and its covenant of the revolving credit facility as of September 30, 2019 and December 31, 2018.

Prior to the repayment of the Term Loan, the Company recorded interest of $0 and $129,000 and accretion of the debt discount of $0 and $75,000 in interest expense for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019 and December 31, 2018, the Company had $0 and $253,000 drawn on the SVB Line of Credit, respectively. The Company recorded interest expense on the SVB Line of Credit of $29,000 and $27,000 in the three months ended September 30, 2019 and 2018, respectively, and $195,000 and $59,000 in the nine months ended September 30, 2019  and 2018, respectively.

7.          Convertible Preferred Stock Warrants

As of September 30, 2019 and December 31, 2018, the Company had issued and outstanding warrants to acquire 2,019,245 shares of Series B convertible preferred stock for $1.73 per share with a  fair value of $17.0 million and $4.6 million, respectively that were issued in conjunction with various equity and financing transactions.

The Company recognized the warrants at fair value at the time of issuance and remeasures the warrants at their fair value on a recurring basis thereafter. Given the deemed liquidation provisions of the underlying convertible preferred stock, the convertible preferred stock warrant liabilities are recorded at fair value and are subject to remeasurement at each balance sheet date. The Company calculates the warrants’ fair value as follows:

a.	The Company’s equity value is estimated using the market approach.

b.

The Company’s equity value is then allocated among classes of its capital structure, including Series B convertible preferred shares. The allocation is performed using the Option Pricing Methodology. This method treats securities as options with the Company. The allocation is used to determine the value of Series B convertible preferred shares, as well as the Series B convertible preferred stock warrants. The Company assumes that any exercise of the warrants would be to purchase Series B convertible preferred Shares, and assumes scenarios where the warrants will not be exercised.

No warrants were issued during the three and nine months ended September 30, 2019. The warrants outstanding at September 30, 2019 were valued at approximately $8.42 per share utilizing an option pricing model, time to liquidity of six months, underlying stock volatility of 45% and a risk-free interest rate of 1.8%.

The warrants outstanding at December 31, 2018, were valued at approximately $2.27 per share utilizing an option pricing model, time to liquidity of two years, underlying stock volatility of 43% and a risk-free interest rate of 2.3%.

Rollforward of warrants and fair value	Warrants	Liability
		(in thousands)
Total warrants and liability as of December 31, 2018	2,019,245	$4,589
Revaluation of remaining warrants		12,419
Total warrants and liability as of September 30, 2019	2,019,245	$17,008

8.         Commitments and Contingencies

Commitments

In September 2019, the Company entered into a sublease agreement for its corporate offices in New York, NY.  The sublease is for a 25,212 square foot office and will expire in May 2029.  Pursuant to the sublease, the Company will pay the base rent of approximately $1.3 million per annum through the end of the fifth lease year and approximately $1.4 million per annum thereafter through the expiration date.

The following table summarizes our contractual obligations as of September 30, 2019:

	Payments Due By Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Operating lease commitments	$12,427	$708	$2,572	$2,581	$6,566
Total	$12,427	$708	$2,572	$2,581	$6,566

Rent expense under operating leases was approximately $668,000 and $663,000 for the nine months ended September 30, 2019 and 2018, respectively.  The terms of the facility lease provide for rental payments on a monthly basis and on a graduated scale.  The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

Arbitration/Litigation

On January 14, 2019, a vendor filed a Demand for Arbitration and Statement of Claim against the Company (“Demand”) for alleged breach of the November 10, 2017 Preferred Specialty Pharmacy Agreement (“Agreement”) between the Company and the vendor. On March 13, 2019, the Company terminated the Agreement for material breach by the vendor. On April 3, 2019, the vendor filed a Second Amended Demand for Arbitration (“SAD”) for breach of the Agreement. The vendor seeks damages, fees, interest and cost. Pursuant to a schedule set forth by the Arbitration Panel, on May 3, 2019, the Company filed a Motion to Dismiss the SAD. That Motion was fully briefed on June 14, 2019 and was decided on July 31, 2019. The Arbitration Panel dismissed two of the vendor’s four claims. The Company believes the vendor’s claims are without merit and intends to vigorously defend against the claims in the Arbitration. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurances that the asserted claims will not have a material adverse effect on the financial position or results of operations of the Company.

The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Indemnifications

The Company indemnifies each of its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as an officer or a director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, it has not recognized any liabilities relating to these obligations for any period presented.

9.          Convertible Preferred Stock

During March, June and November 2017, the Company raised approximately $15.0 million through the issuance of 8,691,179 shares of its Series B convertible preferred stock at $1.73 per share to new and existing investors. No convertible preferred stock was issued in 2018 or in the nine months ended September 30, 2019.

In June 2018, the Company redeemed and retired 1,202,196 shares of Series B convertible preferred stock from a former employee pursuant to its contractual right of first refusal at a purchase price of $2.5 million. The difference of $425,000 between the purchase price (at $2.04 per share) and the carrying value (at $1.73 per share) has been recorded as a dividend in accumulated deficit as of December 31, 2018.

In conjunction with the above convertible preferred stock redemption, certain stockholders purchased convertible preferred stock and common stock from the same former employee at the same price per share.

In connection with the transactions above, an outstanding severance liability was settled. As the total paid by the stockholders to the former employee was in excess of the common stock and preferred stock fair value, this premium was deemed consideration paid on behalf of the Company for the settlement of the severance liability. As such, the Company has accounted for this excess paid of $414,000 as a non-cash contribution in additional paid in capital.

The authorized, issued and outstanding shares, and liquidation preference of the Company’s convertible preferred stock as of the dates indicated were as follows (in thousands, except for share and per share data):

	As of September 30, 2019
	Authorized Shares	Issued and Outstanding Shares	Aggregate Liquidation Preference

Preferred Stock:
Series A Preferred	69,930,070	15,384,798	$ 20,000
Series B Preferred	245,000,000	50,043,290	86,369
Total	314,930,070	65,428,088	106,369

	As of December 31, 2018
	Authorized Shares	Issued and Outstanding Shares	Aggregate Liquidation Preference

Preferred Stock:
Series A Preferred	69,930,070	15,384,798	$ 20,000
Series B Preferred	245,000,000	50,043,290	86,369
Total	314,930,070	65,428,088	106,369

As of September 30, 2019 and December 31, 2018, the holders of the Series A convertible preferred stock (‘‘Series A Preferred’’) and Series B convertible preferred stock (‘‘Series B Preferred’’ together the ‘‘Series Preferred’’) had the following rights and preferences:

Dividends

The holders of the Series A Preferred and the Series B Preferred shall be entitled to receive noncumulative dividends in preference to any dividend on the Company’s common stock at the rate of 8% of their respective “Original Issuance Price” ($1.30 per share for the Series A Preferred and $1.73 per share for the Series B Preferred) per annum, when and as declared by the Board of Directors. The holders of Series Preferred also shall be entitled to participate pro rata in any dividends paid on the common stock on an as-if-converted basis.

Liquidation Preference

In the event of any liquidation or winding up of the Company, the holders of the Series Preferred shall be entitled to receive in preference to the holders of the common stock a per share amount equal to the greater of (a) their respective Original Issuance Price plus any declared but unpaid dividends or (b) the amount payable to them had they converted their Series Preferred into common stock immediately prior to the liquidation event. After the payment of the liquidation preference to the holders of the Series Preferred, the remaining assets shall be distributed ratably to the holders of the common stock.

A merger or consolidation in which the stockholders of the Company do not own a majority of the outstanding shares of the surviving corporation, a sale, lease, transfer, or other disposition of substantially all of the assets of the Company and an exclusive license of substantially all of the Company’s intellectual property shall be deemed to be a liquidation unless the holders of at least 60% of the Series Preferred elect otherwise.

Due to the concentration of convertible preferred stock ownership interest and Board of Directors representation of the convertible preferred stockholders, the above liquidation preference represents a liquidation right not solely within the Company’s control and as such, the Company has classified its convertible preferred stock outside of stockholders’ equity. During 2018 and the nine months ended September 30, 2019, the Company did not adjust the carrying value of the convertible preferred stock to the deemed liquidation value of such shares as a qualifying liquidation event was not probable. Subsequent adjustments to increase the carrying values to the ultimate redemption values will be made only when it becomes probable that such a deemed liquidation event will occur.

Conversion

The holders of the Series Preferred shall have the right to convert each share of Series Preferred, at any time, into shares of common stock. The conversion price for each series of convertible preferred stock shall initially be the Original Issuance Price of such series of convertible preferred stock and shall be adjusted in accordance with conversion provisions contained in the Company’s Amended and Restated Certificate of Incorporation. The conversion rate of the Series Preferred is 1:1 and is subject to certain anti-dilution adjustments. The Series Preferred is automatically converted into common stock, at the then-applicable conversion rate, in the event that the holders of at least 75% the outstanding Series Preferred consent to such conversion voting as a single class on an as- converted basis, or (ii) upon the event of a public offering of the Company’s common stock based upon a value of the Company of at least $150 million and which results in net proceeds of at least $40 million.

Voting Rights

The Series Preferred will vote together with the common stock as a single class except as specifically provided herein or as otherwise required by law. Each share of Series Preferred shall have a number of votes equal to the number of shares of common stock then issuable upon conversion of such share of Series Preferred.

Each series of convertible preferred stock is entitled to elect two directors of the Company. The common stock is entitled to elect one director. All stockholders voting together as a single class on an as-converted basis are entitled to elect the remaining directors. The directors elected by the Series A Preferred are entitled to two votes on all matters to be voted upon by the Board of Directors. The Series B Directors and all other directors are entitled to one vote on all matters to be voted upon the Board of Directors.

10.      Stockholders’ Deficit

Common Stock

The common stock confers upon its holders the right to receive dividends out of any assets legally available, when and as declared by the Board of Directors, but subject to the prior right of the holders of the Series Preferred as described above.

Common stock reserved for future issuance consisted of the following:

	September 30,	December 31,
	2019	2018

Convertible preferred stock	65,428,088	65,428,088
Warrants in Series B convertible preferred stock issued and outstanding	2,019,245	2,019,245
Common stock warrants	140,394	140,394
Shares available for grants under stock option plan	645,399	143,710
Options issued and outstanding under stock plan	17,409,666	15,932,040
Total common stock reserved for future issuance	85,642,792	83,663,477

In September 2018, the Company repurchased 589,320 shares of common stock, held by former employees, at a price per share of $2.04, for total consideration of $1.2 million. The difference of $321,000 between the fair value on the date of repurchase (at $1.49 per share) and the cash consideration paid has been recorded as a dividend as of December 31, 2018 as there were no ongoing services being delivered by the ex-employees since the date of termination. The Company has not retired the shares repurchased and as such, have recorded the shares repurchased at cost $884,000 and treated them as treasury shares.

In August 2019, the Company repurchased 26,659 shares of common stock at an average price per share of $6.91 pursuant to its contractual right of first refusal for offers made by third parties to acquire outstanding shares from existing stockholders.  The repurchased shares were recorded as treasury shares.

As of September 30, 2019 and December 31, 2018, the Company had 615,980 and 589,320 shares respectively of treasury stock.

Stock Incentive Plan

As of September 30, 2019 and December 31, 2018, the Company maintains two stock-based compensation plans: (i) the 2008 Stock Plan and (ii) the 2017 Equity Incentive Stock Plan. All awards issued in 2018 were issued pursuant to the 2017 Equity Incentive Stock Plan.

Under the Company’s 2017 Equity Incentive Stock Plan and consistent with the 2008 Stock Plan, options and other stock awards to purchase shares of common stock may be granted to employees, directors, and consultants. Incentive stock options are granted to employees and non-statutory stock options are granted to consultants and directors at an exercise price not less than 100% of the fair value (as determined by the Company’s Board of Directors) of the Company’s common stock on the date of grant. The exercise price of options granted to stockholders who hold 10% or more of the Company’s common stock on the option grant date shall not be less than 110% of the fair value of the Company’s common stock on the date of grant for both incentive and non-qualified stock option grants. These options generally vest over four years and expire ten years from the date of grant. Stock option grants may be exercisable upon grant, and any unvested shares purchased are subject to repurchase. There were no unvested shares subject to repurchase as of September 30, 2019 and December 31, 2018.

Stock Option Activity

During the first nine months of 2019, 6,705,417 stock options were granted to our officers, employees, and outside directors at a weighted average exercise price of $3.92.   In addition, during the first nine months of 2019, 4,917,057 stock options were exercised at a weighted average exercise price of $1.02.

The fair value of options to purchase common stock vested was $649,000 and $2.0 million in the three and nine months ended September 30, 2019, respectively. The fair value of options to purchase common stock vested was $571,000  and $3.1 million in the three and nine months ended September 30, 2018, respectively.

Certain weighted-average information and assumptions used in the option-pricing model for options granted to employees, directors, and non-employees are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Expected term (in years)	5.63 - 6.08	5.38 - 6.10	5.63 - 6.08	5.38 - 6.10
Risk-free interest rate	1.6% - 1.9%	2.7% - 2.8%	1.6% - 2.5%	2.6% - 2.8%
Expected volatility	48.6% - 49.0%	48.2% - 48.4%	48.6% - 49.0%	48.2% - 48.9%
Expected dividend rate	—	—	—	—

The following table summarizes stock-based compensation expense for employees, which was included in the statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Cost of services	$192	$22	$317	$60
Selling and marketing	355	90	617	266
General and administrative	1,133	684	2,275	1,978
Total stock-based compensation expense	$1,680	$796	$3,209	$2,304

At September 30, 2019, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was approximately $19.5 million. This cost will be amortized on a straight-line basis over the remaining vesting period and will be adjusted for subsequent changes in estimated forfeitures. The weighted-average remaining recognition period is approximately 3.2 years.

11.    Income Taxes

For the three and nine months ended September 30, 2019 and 2018, the Company calculated its year-to-date benefit (provision) for income taxes by applying the estimated annual effective tax rate to the year-to-date profit from operations before income taxes and adjusts the benefit (provision) for income taxes for discrete tax items recorded in the period. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes and any significant permanent tax items.  During the three and nine months ended September 30, 2019 the Company recorded a provision of $25,000 and $89,000, respectively.  During the three and nine months ended September 30, 2018 the Company recorded a benefit of $395,000 and $1.2 million from continued operations, respectively.

12.    Net (Loss) Earnings Per Share

A reconciliation of net (loss) income available to common stockholders and the number of shares in the calculation of basic and diluted net loss per share follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Basic and diluted earnings (loss) per common share:
Numerator:
Net (loss) income	$(8,210)	$(1,136)	$(4,169)	$2,186
Less:
Net income from discontinued operations, net of tax	—	(1)	—	(5,725)
Deemed dividends on convertible preferred stock	—	—	—	(423)
Net loss attributable to common stockholders	$(8,210)	$(1,137)	$(4,169)	$(3,962)

Denominator:
Weighted-average shares used in computing basic and diluted net loss per share attributable to common stockholders	7,472,469	5,627,656	5,947,821	5,669,913
Basic and diluted net loss per share attributable to common stockholders	$(1.10)	$(0.20)	$(0.70)	$(0.70)

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Redeemable convertible preferred stock	65,428,088	65,428,088	65,428,088	66,138,874
Options to purchase common stock	12,589,387	5,807,298	11,314,536	4,352,695
Warrants to purchase common stock	119,674	65,549	112,181	46,173
Warrants to purchase convertible preferred stock	1,564,952	378,222	1,400,660	—
Total potential dilutive shares	79,702,101	71,679,157	78,255,465	70,537,742

13.         Related Party Transactions

In January 2018, the Company executed an agreement with a related party to sell the Eeva business, representing all of the medical device segment. Refer to Note 6.

In June 2018, the Company redeemed and retired 1,202,196 shares of Series B convertible preferred stock from a former employee pursuant to their contractual right of first refusal at a purchase price of $2.5 million. The difference of $425,000 between the purchase price (at $2.04 per share) and the carrying value (at $1.73 per share) has been recorded as a dividend in accumulated deficit as of December 31, 2018. Refer to Note 12 for further detail on this transaction.

14.         Subsequent Events

On October 14, 2019, Progyny’s stockholders approved and the Company effected a one-for-4.5454 reverse stock split of its common and convertible preferred stock.  The par value of the common stock and redeemable convertible preferred stock was not adjusted as a result of the reverse stock split.  Accordingly, these condensed consolidated financial statements and notes retroactively reflect Progyny’s capital structure after giving effect to the reverse stock split.

On October 29, 2019, the Company completed its initial public offering (“IPO”) in which it issued and sold 6,700,000 shares of its common stock at a public offering price of $13.00 per share.   As part of the IPO, certain selling stockholders offered and sold an additional 4,800,000 shares (including 1,500,000 shares offered and sold pursuant to the exercise of the underwriters’ over-allotment option), at an equivalent public offering price of $13.00 per share. The Company received net proceeds of approximately $77.7 million from the IPO, after deducting underwriters’ discounts and commissions of $5.9 million and offering costs of $3.5 million. Offering costs are capitalized and consist of fees and expenses incurred in connection with the sale of our common stock in the IPO, including the legal, accounting, printing and other IPO-related costs.  Upon completion of the IPO, these deferred offering costs were reclassified to stockholders’ equity and recorded against the proceeds from the offering.  Immediately prior to the completion of the IPO, all shares of Series A and B convertible preferred stock then outstanding were converted into 65,428,088 shares of common stock on a one-to-one basis and the Company reclassified $106.2 million of convertible preferred stock to additional paid-in-capital and $7,000 of convertible preferred stock to common stock on the Company’s balance sheet.

Immediately prior to the IPO, options representing 1,311,944 shares of common stock were exercised at an average exercise price of $0.94.   In addition, 482,661 warrants were exercised for 441,307 shares of common stock at a weighted average exercise price of $1.59.

In October 2019, the Company’s Board of Directors and stockholders adopted and approved the 2019 Equity Incentive Plan, (the “2019 Plan”), as the successor to continuation of the Company’s 2017 Stock Plan.  No further grants will be made under the 2017 Plan from the date that the 2019 Plan became effective. Initially, the maximum number of shares issuable under the 2019 Plan will not exceed 19,198,875 shares of common stock, which is the sum of 1) 2,640,031 new shares and 2) an additional number of shares not to exceed 16,558,844 consisting of (a) shares that remain available for the issuance of awards under the 2017 Stock Plan immediately prior to the effective date of the 2019 Plan and (b) shares of our common stock subject to outstanding stock options or other stock awards granted under our 2017 Plan that, on or after the date the 2019 Plan became effective, terminate, expire or are cancelled prior to exercise or settlement; are forfeited or repurchased because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time.

In October 2019, the Board of Directors and stockholders also adopted and approved the 2019 Employee Stock Purchase Plan (the “ESPP”).  Following the IPO, the ESPP authorized the issuance of 1,700,000 shares of common stock to purchase rights granted to our employees or to employees of our designated affiliates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus, or the Prospectus,  filed with the Securities and Exchange Commission, or the SEC, on October 25, 2019 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

Overview

We envision a world where anyone who wants to have a child can do so. Our mission is to make dreams of parenthood come true through healthy, timely and supported fertility journeys. Through our differentiated approach to benefits plan design, patient education and support and active network management, our clients’ employees are able to pursue the most effective treatment from the best physicians and achieve optimal outcomes.

Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our base of clients to 84. We currently provide coverage to approximately 1.4 million employees and their partners (known in our industry as covered lives), who we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since inception, and our member satisfaction over that same time period is evidenced by our most recent industry-leading Net Promoter Score, or NPS, of +71 for our fertility benefits solution and +86 for our integrated pharmacy benefits solution, Progyny Rx.

Fertility Benefits Solution.   Our fertility benefits solution includes providing members with access to effective and cost-efficient fertility treatments through our Smart Cycle plan design. Smart Cycles are proprietary treatment bundles designed by us to include those medical services available to our members through our selective network of high-quality fertility specialists. Medical services under our Smart Cycles include everything needed for a comprehensive fertility treatment cycle, including all necessary diagnostic testing and access to the latest technology (e.g., in the case of in vitro fertilization, or IVF, preimplantation genetic testing). We currently offer 17 different Smart Cycle treatment bundles, which may be used in various combinations depending on the member’s need. Each Smart Cycle treatment bundle has a separate unit value (i.e., some have fractional values and some have whole values). Our clients contract to purchase a cumulative Smart Cycle unit value per eligible member. These can range from one to an unlimited unit value. Members, in consultation with their Patient Care Advocates, or PCAs, can choose their preferred provider clinics within our network and utilize the specific Smart Cycle treatment bundles necessary for the treatment pathway they determine throughout their fertility journey.

In addition, we provide care management services as part of our fertility benefits solution, which include active management of our selective network of high-quality fertility specialists, real-time member eligibility and treatment authorization, member-facing digital solutions, detailed quarterly reporting for our clients supported by our dedicated account management teams and end-to-end comprehensive concierge member support provided by our in-house staff of PCAs. Clients can also add adoption and surrogacy reimbursement programs as part of this solution.

Progyny Rx. We went live with our integrated pharmacy benefits solution in 2018. Progyny Rx can only be purchased by clients that purchase our fertility benefits solution. Progyny Rx provides our members with access to the medications needed during their fertility treatment. As part of this solution, we provide care management services, which include our formulary plan design, simplified authorization, assistance with prescription fulfillment and timely delivery of the medications by our network of specialty pharmacies, as well as medication administration training, pharmacy support services and continuing PCA support.

Our Clients. We currently serve 84 self-insured employers in the United States across more than 20 industries.  Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from 1,000 to 250,000 employees, represent 1.4 million covered lives.

Revenue Model

Our clients primarily contract with us to provide our fertility benefits solution and, where added on by our clients, our Progyny Rx solution. Our revenue has both a utilization-based component and a population-based component, as follows:

•

Utilization Component. Clients pay us for the fertility benefits and Progyny Rx solutions utilized by their employees. With respect to the fertility benefits solution, we bill clients for Smart Cycles in accordance with our bundled case rates, which vary by the type of fertility service rendered and clinic location. Case rates include all third‑party fertility specialists, anesthesiology and laboratory services, as well as all of our care management services. With respect to Progyny Rx, we bill the client for the fertility medication dispensed to their employees in connection with the authorized fertility treatments. Medication fees also include our formulary management, drug utilization review and cost containment services and other care management services.

•

Population‑Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population‑based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% of our total revenue for each of the nine months ended September 30, 2019 and 2018.

Our revenue in a given year is determined by both the utilization of our fertility benefits and Progyny Rx solutions by our members and the number of members enrolled in our clients’ benefits plans. Each year, we contract directly with new clients for our fertility benefits solution and, where added by the client, our Progyny Rx solution. Given that the majority of our clients contract with us for a January 1st benefits plan start date, our sales cycle follows the conventional healthcare benefits cycle, which largely concludes by the end of October of the prior year to allow for benefits education and annual open enrollment to occur in November.  For some clients that are considering a start date later in the year, the sales cycle can extend through the next year.

Similarly, for existing clients, any changes in plan designs are typically elected by the end of October so that clients can inform their employees of the benefits during the open enrollment period ahead of a January 1st plan year start.

Initial Public Offering

On October 24, 2019, our registration statement on Form S-1 (File No. 333-233965) related to our initial public offering, or IPO, was declared effective by the SEC, and our common stock began trading on the Nasdaq Global Select Market, or Nasdaq, on October 25, 2019. Our IPO closed on October 29, 2019. As a result, our condensed consolidated financial statements as of September 30, 2019 do not reflect the impact of our IPO. For additional information, See Note 14 – Subsequent Events to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Key Operational and Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

Member and Client Base

Our addressable market is large self-insured employers. There are approximately 8,000 self-insured employers in the United States (excluding quasi-governmental entities, such as universities and school systems, and labor unions) who have a minimum of 1,000 employees, representing approximately 69 million potential covered lives in total. Our current member base of 1.4 million represents only 2% of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with self-insured employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of September 30, 2019 and 2018 we serve 84 and 33 clients, respectively, representing 1,379,000 and 717,000 members, respectively.

Importantly, as we have continued to grow, we have meaningfully diversified our client base across more than 20 different industries currently from just two industries when we launched our fertility benefits solution in 2016. We are expanding our client base within each industry and have an industry-specific strategy that enables us to most effectively target our addressable market. Because our clients within an industry compete with each other for employees, we believe our solutions are increasingly viewed as an important way for them to differentiate from, or remain competitive with, one another. Additionally, we believe that our expanding presence has resulted in a heightened awareness of the need to offer fertility benefits and has informed the market of the value we provide to our clients and our members, which we believe also helps facilitate growth. In addition, we are continuously utilizing our established client relationships to evaluate other potential fertility solutions that could benefit our members and simultaneously drive growth. Our ability to attract new clients will depend on a number of factors, including the effectiveness and pricing of our solutions, offerings of our competitors, the effectiveness of our marketing efforts to drive awareness and the demand for fertility benefits solutions overall. We define a client as an organization for which we have an active contract in the period indicated. We count each organization we contract with as a single client including divisions, segments or subsidiaries of larger organizations to the extent we contract separately with them.

Benefits Utilization

A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to 1.4 million members currently.

The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Assisted Reproductive Treatment (ART) Cycles(1)	3,763	1,842	9,768	5,051
Utilization - All Members(2)	0.52%	0.52%	1.08%	0.96%
Utilization - Female Only(2)	0.47%	0.45%	0.94%	0.84%

(1)	Represents the number of ART cycles performed, including IVF with a fresh embryo transfer, IVF freeze all cycles/embryo banking, frozen embryo transfers and egg freezing.
(2)

Represents the member utilization rate for all services, including but not limited to, ART cycles, initial consultations, IUIs and genetic testing. The utilization rate for all members includes all unique members (female and male) who utilize the benefit during that period while the utilization rate for female only includes only unique females who utilize the benefit during that period. For the purposes of calculating utilization rates in any given period, the results reflect the number of unique members utilizing the benefit for that period. Individual periods cannot be combined as member treatments may span multiple periods.

Components of Results of Operations

Revenue

Revenue includes fertility benefits solution revenue, pharmacy benefits solution revenue and PEPM fees.

Fertility Benefits Solution Revenue

Fertility benefits solution revenue primarily represents utilization of our fertility benefits solution. Our client contracts are typically for a three-year term and pricing for this solution is established for each Smart Cycle treatment bundle, based in part on when the client first became a client and the number of members covered under the solution. Fertility benefits solution revenue includes amounts we receive directly from members, including deductibles, co-insurance and co-payments associated with the treatments under the fertility benefits solution. Revenue is recognized based on the negotiated price with our clients and includes the portion to be paid directly by the member. Revenue is recognized when the Smart Cycle is completed for a member. Revenue is also accrued for authorized Smart Cycles rendered based on member appointments scheduled with a fertility specialist in our network but for which no claim has yet been reported, net of an allowance for appointment cancellations.

Pharmacy Benefits Solution Revenue

Pharmacy benefits solution revenue primarily represents utilization of Progyny Rx. For clients who contract for the fertility benefits solution, we offer an add-on, separate, fully integrated pharmacy benefits solution designed by us. Progyny Rx provides our members with access to our formulary plan design, simplified authorization, prescription fulfillment and timely delivery of the medications used during treatment through our network of specialty pharmacies, as well as provides our members with medication administration training and other pharmacy support services. Prescription drugs are dispensed by our contracted mail order specialty pharmacies. Revenue related to the dispensing of prescription drugs by the specialty pharmacies in our network includes the prescription fees negotiated with our clients, including the portion that we collect directly from members (deductibles, co-insurance and co-payments). The contractual fees agreed to with our clients are inclusive of the cost of the prescription drug from our specialty providers, less any applicable discounts, as well as the related clinical and care management services. Revenue from these arrangements are recognized when the drugs are dispensed. This solution was introduced in the marketplace in the third quarter of 2017 and went live with a select number of clients in January 1, 2018.

Per employee per month (PEPM) fee

Clients who purchase our fertility benefits solution also pay us a population based PEPM fee which provides access to our PCAs for fertility and family building education and guidance and other digital tools for all of our covered members, regardless of whether or not they ultimately pursue fertility treatment. We earn a PEPM fee for the majority of our clients. Revenue from the PEPM fee is billed and recognized monthly based upon the contractual fee and the number of employees at that specific client for that month.

Cost of Services

Our cost of services has three primary components: (1) fertility benefit services; (2) pharmacy benefit services; and (3) vendor rebates.

Fertility Benefit Services

Fertility benefit services costs include: (1) fees paid to provider clinics within our network, labs and anesthesiologists; (2) costs incurred (including salaries, bonuses, benefits, stock-based compensation, other related costs, and an allocation of our general overhead, depreciation and amortization) for those employees associated with our care management service functions: Provider Account Management, PCA and Provider Relations teams; and (3) and related information technology support costs. Our contracts with provider clinics are typically for a term of one to two years.

Pharmacy Benefit Services

Pharmacy benefit services costs include: (1) the fees for prescription drugs dispensed and clinical services provided during the reporting period by our specialty pharmacy partners; (2) costs incurred (including salaries, bonuses, benefits, stock-based compensation, other related costs, and an allocation of our general overhead, depreciation and amortization) for those employees associated with our care management service functions:  PCA and Provider Relations teams; and (3) related information technology support costs. Contracts with the specialty pharmacies are typically for a term of one year.

Vendor Rebates

We receive a rebate on certain medications purchased by our specialty pharmacies. Our contractual arrangements with pharmaceutical manufacturers provide for us to receive a rebate from established list prices, which is paid subsequent to dispensing. These rebates are recorded as a reduction to cost of services when prescriptions are dispensed.

Gross Profit and Gross Margin

Gross profit is total revenue less total cost of services. Gross margin is gross profit expressed as a percentage of total revenue. We expect that gross profit and gross margin will continue to be affected by various factors including the geographic location where treatments are performed, as well as pricing with each of our clients, provider clinics, labs, specialty pharmacies and pharmaceutical companies, all of which are negotiated separately, have different contracting start and end dates and durations which are not coterminous with each other. Additionally, staffing levels necessary to deliver our care management services will continue to grow as we continue to add clients and their associated members.

Operating Expenses

Our operating expenses consist of sales and marketing and general and administrative expenses.

Sales and Marketing Expense

Sales and marketing expense consists primarily of employee related costs, including salaries, bonuses, commissions, benefits, stock-based compensation, other related costs, and an allocation of our general overhead, depreciation and amortization for those employees associated with sales and marketing. These expenses also include third-party consulting services, advertising, marketing, promotional events, and brand awareness activities. We expect sales and marketing expense to continue to increase in absolute dollars as we continue to invest and grow our business.

General and Administrative Expense

General and administrative expense consists primarily of employee related costs, including salaries, bonuses, benefits, stock-based compensation, other related costs, and an allocation of our general overhead, depreciation and amortization for those employees associated with general and administrative services such as executive, legal, human resources, information technology, accounting, and finance. These expenses also include third-party consulting services and facilities costs. We anticipate that we will incur additional costs (including a step up in public company related expenses) for employees and professional fees and insurance and related third-party consulting services on an ongoing basis as a public company.

Other Expense, net

Other expense includes interest expense and stock warrant valuation adjustment.

Benefit (Provision) for Income Taxes

We are subject to income taxes in the United States. As of September 30, 2019 and December 31, 2018, we recorded a full valuation allowance for our deferred tax assets based on our historical loss and the uncertainty regarding our ability to project future taxable income. In future periods, if we are able to generate income, we may reduce or eliminate the valuation allowance.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)

Consolidated Statements of Operations Data:
Revenue	$61,196	$27,798	$164,561	$76,213
Cost of services(1)	48,876	22,751	130,825	62,194
Gross profit	12,320	5,047	33,736	14,019
Operating expenses:
Sales and marketing(1)	3,183	1,648	8,646	5,142
General and administrative(1)	6,068	3,986	16,557	11,626
Total operating expenses	9,251	5,634	25,203	16,768
Income (loss) from operations	3,069	(587)	8,533	(2,749)
Other expense, net	11,254	945	12,613	2,020
Loss before income taxes	(8,185)	(1,532)	(4,080)	(4,769)
Benefit (provision) for income taxes	(25)	395	(89)	1,230
Net loss from continuing operations	$(8,210)	$(1,137)	$(4,169)	$(3,539)

(1)	Includes stock‑based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Cost of services	$192	$22	$317	$60
Sales and marketing	355	90	617	266
General and administrative	1,133	684	2,275	1,978
Total stock‑based compensation expense	$1,680	$796	$3,209	$2,304

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100%	100%	100%	100%
Cost of services	80	82	79	82
Gross profit	20	18	21	18
Operating expenses:
Sales and marketing	5	6	5	7
General and administrative	10	14	10	15
Total operating expenses	15	20	15	22
Income (loss) from operations	5	(2)	5	(4)
Other expense, net	18	3	8	3
Income (loss) before income taxes	(13)	(5)	(3)	(7)
Benefit (provision) for income taxes	—	1	—	2
Net income (loss) from continuing operations	(13)%	(4)%	(3)%	(5)%

Non-GAAP Financial Measure – Adjusted EBITDA

Adjusted EBITDA is a supplemental financial measure that is not required by, or presented in accordance with U.S. GAAP. We believe that Adjusted EBITDA, when taken together with our U.S. GAAP financial results, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, determining incentive compensation, evaluating our operating performance, and for internal planning and forecasting purposes.

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of Adjusted EBITDA include: (1) it does not properly reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including interest expense, net; (5) it does not consider the impact of any stock warrant valuation adjustment; (6) it does not reflect tax payments that may represent a reduction in cash available to us; (7) it does not include legal fees that may be payable in connection with a vendor arbitration; and (8) it does not include non-deferred costs associated with the IPO. In addition, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net income (loss) from continuing operations and other U.S. GAAP results.

We calculate Adjusted EBITDA as net loss from continuing operations, adjusted to exclude depreciation and amortization, stock-based compensation expense, net interest expense, convertible preferred stock warrant valuation adjustment, provision (benefit) for income taxes, legal fees associated with a vendor arbitration and non-deferred IPO costs. The following table presents a reconciliation of Adjusted EBITDA to net loss from continuing operations for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net loss from continuing operations	$(8,210)	$(1,137)	$(4,169)	$(3,539)
Add:
Depreciation and amortization	535	474	1,595	1,395
Stock‑based compensation	1,680	796	3,209	2,304
Interest expense, net	28	27	194	459
Convertible preferred stock warrant valuation adjustment	11,226	918	12,419	1,561
Provision (benefit) for income taxes	25	(395)	89	(1,230)
Legal fees associated with a vendor arbitration(a)	247	-	973	-
Non-deferred IPO costs	-	-	150	-
Adjusted EBITDA	$5,531	$683	$14,460	$950

(a)

We engaged in other activities and transactions that can impact our net income.  In recent periods, these other items included, but were not limited to, legal fees related to an arbitration resulting from our termination of an agreement with a specialty pharmacy vendor.

Comparison of Three Months Ended September 30, 2019 and 2018

Revenue

	Three Months
	Ended September 30,
	2019	2018	% Change
	(dollars in thousands)

Revenue	$ 61,196	$ 27,798	120%

Revenue increased by $33.4 million, or 120%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase is primarily due to a $23.6 million or 90% increase in revenue from our fertility benefits solution and a $9.8 million or 693% increase from sales of our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to an increase in the number of clients. Our Progyny Rx solution was introduced in the marketplace in the third quarter of 2017 and went live with a select number of clients in January 1, 2018. Our revenue growth for the three months ended 2019 benefited from having Progyny Rx available for the full selling season to both new and existing clients.

Cost of Services

	Three Months
	Ended September 30,
	2019	2018	% Change
	(dollars in thousands)

Cost of services	$ 48,876	$ 22,751	115%

Cost of services increased by $26.1 million, or 115%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase is primarily due to an $24.8 million increase in medical treatment and pharmacy prescription costs associated with the fertility treatments delivered, a $1.1 million increase in personnel and overhead cost for our care management services teams and an increase in costs of adjudicating claims.

Gross Profit and Gross Margin

	Three Months
	Ended September 30,
	2019	2018	% Change
	(dollars in thousands)

Gross profit	$ 12,320	$ 5,047	144%
Gross margin	20.1%	18.2%

Gross profit increased by $7.3 million, or 144%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Gross margin increased 190 basis points for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to increased operating efficiencies.

Operating Expenses

Sales and Marketing Expense

	Three Months
	Ended September 30,
	2019	2018	% Change
	(dollars in thousands)

Sales and marketing	$ 3,183	$ 1,648	93%

Sales and marketing expense increased by $1.5 million, or 93%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was primarily due to a $1.2 million increase in personnel‑related costs (including a $0.3 million increase in stock based compensation) due to additional headcount and commissions for sales and marketing functions.

General and Administrative Expense

	Three Months
	Ended September 30,
	2019	2018	% Change
	(dollars in thousands)

General and administrative	$ 6,068	$ 3,986	52%

General and administrative expense increased by $2.1 million, or 52%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was primarily due to a $1.2 million increase in personnel-related costs (including a $0.4 million increase in stock based compensation) due to additional headcount for general and administrative functions, $0.4 million increase in legal costs (including $0.2 million increase in legal costs associated with a vendor arbitration), $0.5 million increase in other related general and administrative expenses.

Other Expense, Net

	Three Months
	Ended September 30,
	2019	2018	% Change
	(dollars in thousands)

Other expense, net	$ 11,254	$ 945	NM

Other expense, net increased by $10.3 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was due to a $10.3 million preferred stock warrant fair value adjustment.

Benefit (Provision) for Income Taxes

	Three Months
	Ended September 30,
	2019	2018	% Change
	(dollars in thousands)

Benefit (provision) for income taxes	($25)	$ 395	NM

For the three months ended September 30, 2019 we recorded a provision for state taxes of $25,000.  There is no provision or benefit for federal income taxes recorded for the three months ended September 30, 2019. We recorded a benefit for income taxes of $395,000, primarily related to the interperiod tax allocation rules for the three months ended September 30, 2018.

Comparison of Nine Months Ended September 30, 2019 and 2018

Revenue

	Nine Months
	Ended September 30,
	2019	2018	% Change
	(dollars in thousands)

Revenue	$ 164,561	$ 76,213	116%

Revenue increased by $88.3 million, or 116%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase is primarily due to a $64.1 million or 89% increase in revenue from our fertility benefits solution and a $24.3 million or 577% increase from sales of our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to an increase in the number of clients. Our Progyny Rx solution was introduced in the marketplace in the third quarter of 2017 and went live with a select number of clients in January 1, 2018. Our revenue growth for the nine months ended 2019 benefited from having Progyny Rx available for the full selling season to both new and existing clients.

Cost of Services

	Nine Months
	Ended September 30,
	2019	2018	% Change
	(dollars in thousands)

Cost of services	$ 130,825	$ 62,194	110%

Cost of services increased by $68.6 million, or 110%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase is primarily due to a $65.4 million increase in medical treatment and pharmacy prescription costs associated with the fertility treatments delivered, a $3.2 million increase in personnel and overhead cost for our care management services teams and costs of adjudicating claims.

Gross Profit and Gross Margin

	Nine Months
	Ended September 30,
	2019	2018	% Change
	(dollars in thousands)

Gross profit	$ 33,736	$ 14,019	141%
Gross margin	20.5%	18.4%

Gross profit increased by $19.7 million, or 141%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Gross margin increased 210 basis points for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to operating efficiencies.

Operating Expenses

Sales and Marketing Expense

	Nine Months
	Ended September 30,
	2019	2018	% Change
	(dollars in thousands)

Sales and marketing	$ 8,646	$ 5,142	68%

Sales and marketing expense increased by $3.5 million, or 68%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily due to a $2.8 million increase in personnel‑related costs (including an increase of $0.2 million in stock based compensation) due to additional headcount and commissions for sales and marketing functions.

General and Administrative Expense

	Nine Months
	Ended September 30,
	2019	2018	% Change
	(dollars in thousands)

General and administrative	$ 16,557	$ 11,626	42%

General and administrative expense increased by $4.9 million, or 42%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was due to a $1.8 million increase in personnel‑related costs (including a $0.4 million increase in stock based compensation) due to additional headcount for general and administrative functions, a $1.2 million increase in legal fees (including a $1.0 million increase in legal fees associated with a vendor arbitration), a $0.6 million increase in bad debt expense, a $0.2 million increase in IPO related costs, and $1.1 million in other related general and administrative expenses.

Other Expense, Net

	Nine Months
	Ended September 30,
	2019	2018	% Change
	(dollars in thousands)

Other expense, net	$ 12,613	$ 2,020	524%

Other expense, net increased by $10.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily due to a $10.9 million preferred stock warrant fair value adjustment, offset by $0.3 million in lower interest expense.

Benefit (Provision) for Income Taxes

	Nine Months
	Ended September 30,
	2019	2018	% Change
	(dollars in thousands)

Benefit (provision) for income taxes	($89)	$ 1,230	NM

For the nine months ended September 30, 2019 we recorded a provision for state taxes of $0.1 million.  We recorded a benefit for income taxes of $1.2 million, primarily related to the interperiod tax allocation rules for the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had $7.7 million of cash and cash equivalents and $14.1 million of cash available on the revolving line of credit with Silicon Valley Bank. Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities as further detailed below. As of December 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $0.1 million and $6.9 million of cash available on the revolving line of credit. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

On October 29, 2019, the Company completed its IPO in which it issued and sold 6,700,000 shares of its common stock at a public offering price of $13.00 per share.  The Company received net proceeds of approximately $77.7 million from the IPO, after deducting underwriters’ discounts and commissions of $5.9 million and offering costs of $3.5 million.  For additional information, See Note 14 – Subsequent Events to our condensed consolidated financial statements included in Part I, item 1 of this Quarterly Report on Form 10-Q.   We believe that our existing cash and cash equivalents, including the proceeds from our IPO, cash flow from operations and the cash available on the revolving line of credit will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including sales of our solutions and client renewals, the timing and the amount of cash received from clients, the expansion of our sales and marketing activities and the continuing market adoption of our solutions.

We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

In June 2018, we entered into an agreement with Silicon Valley Bank to replace our then outstanding term loan with a revolving line of credit of up to $15.0 million that will mature on June 8, 2021. The available revolving line of credit is based upon an advance rate of 80% of “eligible” accounts receivable and may be used to fund our working capital and other general corporate needs. Eligible accounts receivable includes accounts billed with aging 90 days or less and excludes accounts receivable due for member copayments, coinsurance, and deductibles.  When the Company holds unrestricted cash balances greater than $5.0 million, interest accrues at a floating rate per annum equal to the greater of prime rate or 4.75%. If the unrestricted cash balance is less than $5.0 million, interest accrues at a floating rate per annum equal to the greater of prime rate plus 0.5% or 4.75%, with interest payable monthly.

The following table summarizes our cash flows from continuing operations for the periods presented:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)

Cash provided by (used in) operating activities	$3,955	$(1,824)
Cash (used in) investing activities	(678)	(401)
Cash provided by (used in) financing activities	4,060	(4,722)
Net increase (decrease) in cash and cash equivalents from continuing operations	$7,337	$(6,947)

Operating Activities

Net cash provided by operating activities was $4.0 million for the nine months ended September 30, 2019, primarily consisting of a $(4.2) million net loss from continuing operations adjusted for certain non‑cash items, which include $3.2 million of stock‑based compensation expense, a $12.4 million change in fair value of warrant liabilities, $1.6 million of depreciation and amortization, and $1.3 million from bad debt expense. Changes in operating assets and liabilities included increases in accounts receivable of $22.3 million, accounts payable of $6.8 million and accrued expenses and other current liabilities of $6.1 million reflecting the impact of revenue growth combined with the timing of payments to third party providers and collections from clients on net working capital.  This is offset by changes in prepaid assets and other assets of $1 million.

The $5.8 million increase in cash provided by operating activities for the nine months ended September 30, 2019 compared to the same period in the prior year was primarily due to a $9.4 million increase to net income from continuing operations and an increase in non‑cash expense of $3.6 million related to warrants, bad debt expenses, stock‑based compensation and deferred tax benefits.   The increase in cash flow from net income and non-cash expense was partially offset by a $7.4 million decrease in cash flows from working capital resulting from the impact of revenue growth combined with the timing of payments to third party providers and collections from clients.

Net cash used in operating activities was $1.8 million for the nine months ended September 30, 2018, primarily consisting of a $3.5 million net loss from continuing operations adjusted for certain non‑cash items, which include $2.3 million of stock‑based compensation, a $1.6 million change in fair value of warrant liabilities, $1.4 million of depreciation and amortization, and $0.8 million from bad debt expense. These non‑cash adjustments were partially offset by a $1.2 million increase in deferred tax benefits. Changes in operating assets and liabilities included increases in accounts receivable of $15.3 million, accounts payable of $7.9 million and accrued expenses and other current liabilities of $4.4 million reflecting the impact of revenue growth combined with the timing of payments to third party providers and collections from clients on net working capital.

Investing Activities

Net cash used in investing activities from continuing operations was $0.7 million and $0.4 million for the nine months ended September 30, 2019 and September 30, 2018 consisting of purchases of computers, software, and leasehold improvements.

Financing Activities

Net cash provided by financing activities was $4.1 million for the nine months ended September 30, 2019, primarily consisting of $5.0 million from stock option exercises, partially offset by $0.2 million in net payments on our revolving line of credit with Silicon Valley Bank, repurchases of common stock of $0.2 million, and $0.5 million in payments for deferred IPO costs.

Net cash used by financing activities was $4.7 million for the nine months ended September 30, 2018 related to the $5.3 million repayment of the term loan held by Silicon Valley Bank, $2.5 million repurchase of convertible preferred stock, $1.2 million repurchase of common stock, offset by $4.3 million cash provided from net draws on our revolving line of credit with Silicon Valley Bank.

Contractual Obligations and Commitments

In September 2019, we entered into a sublease agreement for our corporate offices in New York, New York.  The sublease is for a 25,212 square foot office and will expire in May 2029.  Pursuant to the sublease, we will pay the base rent of approximately $1.3 million per year through the end of the fifth lease year and approximately $1.4 million per year thereafter through the expiration date.  There have been no other material changes to our contractual obligations from those described in our Prospectus for our IPO filed with the SEC on October 25, 2019.

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off‑balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off‑balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

For additional information about our critical accounting policies and estimates, see the disclosure included in our Prospectus as well as Note 1 – Business and Basis of Presentation and Note 2 Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

For a full discussion of recently adopted accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies , to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

At September 30, 2019, we had cash and cash equivalents of $7.7 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.

Inflation Rate Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Based on the evaluation of our disclosure controls and procedures, and as a result of the material weakness described below, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weakness

Under standards established by the United States Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.  In connection with our audit of the fiscal year 2018 consolidated financial statements, we and our independent registered public accounting firm identified one material weakness in our controls related to the lack of review and oversight over financial reporting. We determined that we had insufficient financial statement close processes and procedures relating to the classification and presentation of certain revenue and expenses.

Remediation Measures

During the three months ended September 30, 2019, we implemented enhanced procedures to remediate the deficiencies in our internal control over financial reporting relating to the lack of review and oversight over financial reporting that resulted in a material weakness. As of the filing date of this Quarterly Report on Form 10-Q for the period ended September 30, 2019, management believes that it has substantially completed its implementation of measures that will be sufficient to fully remediate the deficiencies resulting in the material weakness. Specific remedial actions undertaken by management have included, without limitation:

•	the hiring of a senior financial executive with a focus on SEC reporting and technical accounting;

•	the implementation of preventative and detective procedures and controls; and

•	analytical reviews designed to improve our annual and quarterly financial close process.

However, remedial controls must operate for a sufficient period of time for a definitive conclusion, through testing, that the deficiencies have been fully remediated. We will continue to monitor the effectiveness of these remedial processes, procedures, and controls and will make any further changes that management determines to be appropriate.

Changes in Internal Control over Financial Reporting

Other than described in “Remediation Measures” above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 14, 2019, a vendor filed a Demand for Arbitration and Statement of Claim against us for alleged breach of the November 10, 2017 Preferred Specialty Pharmacy Agreement, or the Agreement, between us and the vendor. On March 13, 2019, we terminated the Agreement for material breach with the vendor. On April 3, 2019, the vendor filed a Second Amended Demand for Arbitration, or SAD, for breach of the Agreement. The vendor is seeking $25.0 million in damages, fees, interest and costs. The alleged damages are not quantified or factually supported in the SAD. Pursuant to a schedule set forth by the Arbitration Panel, on May 3, 2019, we filed a Motion to Dismiss the SAD. That Motion to Dismiss was fully briefed on June 14, 2019 and was decided on July 31, 2019. The Arbitration Panel dismissed two of the vendor’s four claims. We believe the vendor’s remaining claims are without merit and intend to vigorously defend against the claims in the arbitration.

We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations, or cash flows. However, in addition to the matter described above, we may, from time to time, be involved in various legal proceedings arising from the normal course of business activities. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider all of the information in this Quarterly Report on Form 10-Q, including the section titled “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. Any of the following risks could materially and adversely affect our business, financial condition and results of operations, the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business and Industry

The fertility market in which we participate is competitive, and if we do not continue to compete effectively, our results of operations could be harmed.

The market for our solutions is competitive and is likely to attract increased competition, which could make it hard for us to succeed. We compete on the basis of several factors, including the comprehensiveness of our benefits solutions and the Smart Cycle (our unique approach to benefits plan design which ensures that members always have coverage for a full treatment cycle as their access to treatment is not limited by a dollar maximum that could be exhausted mid-treatment), superior clinical outcomes, access for all employee groups (including LGBTQ+ and single mothers by choice), equitable access to care across geographies, quality of the member experience and comprehensive member support, access to our selective Center of Excellence (our proprietary, credentialed network of high-quality fertility specialists), data reporting and sharing and access to an integrated pharmacy solution. While we do not believe any single competitor offers a similarly robust and integrated fertility and family building benefits solution, we compete primarily with health insurance companies and benefits administrators that also provide fertility benefits management services as part of their overall healthcare coverage. These competitors include all conventional health insurers, such as UnitedHealthcare, Cigna, Aetna and members of the Blue Cross Blue Shield Association. Other competitors that currently provide fertility benefits management services to employers include WIN Fertility and Optum Fertility Solutions. We also compete with benefits managers that are new to the industry that do not have integrated health insurance carrier solutions, such as Carrot Fertility and Maven Clinic, which currently offer employees post-tax reimbursement programs for fertility benefits.

As we market our solutions to potential clients that currently utilize other vendors to manage their employees’ fertility benefits, we may fail to convince their internal stakeholders that our offerings and our model are superior to their current solutions. Some of our competitors are more established, benefit from greater brand recognition and have substantially greater financial, technical and marketing resources. Our competitors may seek to develop or integrate solutions and services that may become more efficient or appealing to our existing and potential clients. For example, fertility-focused pharmacy benefits managers, or PBMs, could emerge that would compete with Progyny Rx. In addition, we believe one of our key competitive advantages is our purpose-built, data-driven platform. While we do not believe any competitors have developed a similarly robust data collection, analysis and reporting process at this time, current or future competitors may be successful in doing so in the future.

In addition, we believe that there is growing awareness of the demand for fertility benefits. As the fertility benefits field gains more attention, more competitors may be drawn into the market. We also could be adversely affected if we fail to identify or effectively respond to changes in market dynamics. As a result of any of these factors, we may not be able to continue to compete successfully against our current or future competitors, and this competition could result in the failure of our platform to continue to maintain market acceptance, which would harm our business, financial condition and results of operations.

We have a history of operating losses and may not sustain profitability in the future.

We experienced net losses from 2015 to 2018. Our net loss from continuing operations was $(5.1) million and $(12.5) million and for the years ended December 31, 2018 and 2017, respectively. Our net loss from continuing operations was $(4.2) million and $(3.5) million and for the nine months ended September 30, 2019 and 2018, respectively. While we have experienced significant revenue growth since 2016, we are not certain whether we will obtain sufficient levels of sales to sustain our growth or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to incrementally expand our sales and client account management teams to educate potential clients and drive new client adoption, as well as enhance the scope of Progyny benefits within our existing client base. We also expect to incur additional costs as we introduce new solutions and services to enhance our comprehensive fertility offering. We will also face increased compliance costs associated with growth, the expansion of our client base and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to sustain profitability, the value of our business and common stock may significantly decrease.

We have a limited operating history with our current platform of solutions, which makes it difficult to predict our future results of operations.

We went live with our fertility benefits solution in 2016 and Progyny Rx in 2018. As a result of our limited operating history with the current platform of solutions, as well as a limited amount of time serving a majority of our client base, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or decline for a number of reasons, including slowing demand for our solutions and fertility benefits in general, change in utilization trends by our members, general economic slowdown, an increase in unemployment, an increase in competition, changes to health care trends and regulations, changes to science relating to the fertility market, a decrease in the growth of the fertility market, or our failure, for any reason, to continue to take advantage of growth opportunities. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

If we are unable to attract new clients, our business, financial condition and results of operations would be adversely affected.

To increase our revenue, we must continue to attract new clients. Our ability to do so depends in large part on the success of our sales and marketing efforts, and the success of attracting industry leaders in diversified sectors, which could prompt others in the same sectors to follow suit to remain competitive. Potential clients may seek out other options; therefore, we must demonstrate that our solutions are valuable and superior to alternatives. If we fail to provide high-quality solutions and convince clients of the benefits of our model and value proposition, we may not be able to attract new clients. If the markets for our solutions decline or grow more slowly than we expect, or if the number of clients that contract with us for our solutions declines or fails to increase as we expect, our financial results could be harmed. As the markets in which we participate mature, fertility solutions and services evolve and competitors begin to enter into the market and introduce differentiated solutions or services that are perceived to compete with our solutions, particularly if such competing solutions are adopted by an industry leader in a particular sector, our ability to sell our solutions could be impaired. As a result of these and other factors, we may be unable to attract new clients, which would have an adverse effect on our business, financial condition and results of operations.

Our business depends on our ability to retain our existing clients and increase the adoption of our services within our client base. Any failure to do so would harm our business, financial condition and results of operations.

As part of our growth strategy, we are focused on retaining and expanding our services within our existing client base. A client can expand the fertility benefits they offer to their employees a number of ways, including by adding egg freezing or increasing the number of Smart Cycle units under their benefits plan (i.e., from two to three Smart Cycles per household). For example, 9% of our existing 2018 clients increased their Smart Cycle benefit for their 2019 benefits plan year. In addition, our fertility benefits solution clients can purchase our add-on Progyny Rx solution. We went live with Progyny Rx in 2018 and 60% of our clients have now launched this solution, including 68% of the clients we signed in 2019.

Factors that may affect our ability to retain our existing clients and sell additional solutions to them include, but are not limited to, the following:

•	the price, timeliness and outcomes of our solutions;
•	the availability, price, timeliness, outcome, performance and functionality of competing solutions;
•	our ability to maintain and appropriately expand our Center of Excellence network of high-quality fertility specialists;
•	our ability to offer complementary solutions and services that will enhance our comprehensive fertility offering;
•	changes in healthcare laws, regulations or trends;
•	any material increase in unemployment rate;
•	the business environment of our clients and, in particular, reduction in our clients’ headcount; and
•	consolidation of our clients, resulting in a change to their benefits program or a shift to one of our competitors.

Any of the above factors, alone or together, could negatively affect our ability to retain existing clients and sell additional solutions to them, which would have an adverse effect on our business, revenue growth and results of operations.

Our largest clients account for a significant portion of our revenue and a significant number of our clients are in the technology industry. The loss of one or more of these clients or changes within the technology industry could negatively impact our business, financial condition and results of operations.

We currently serve 84 self-insured employers in the United States across more than 20 industries. In 2018 and 2017, each of our largest three clients represented more than 10% of our total revenue and in the nine months ended September 30, 2019, each of our largest three clients represented 10% or more of our total revenue. For the nine months ended September 30, 2019 and years ended December 31, 2018 and 2017, one of our clients accounted for 16%, 24% and 45% of our total revenue, respectively. In addition, another client accounted for 10% and 14% of our total revenue for the nine months ended September 30, 2019 and year ended December 31, 2018 and, respectively. Engagement with these clients is generally covered through contracts that are multi-year in duration. One or more of these clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.

Changes in the health insurance market could harm our business, financial condition and results of operations.

The market for private health insurance in the United States is evolving and, as our solutions are integrated with health insurance plans offered by insurance carriers for our clients, our future financial performance will depend in part on the growth in this market. Changes and developments in the health insurance system in the United States, including taxability of medical benefits like ours, could reduce demand for our solutions and harm our business. For example, there has been an ongoing national debate relating to the health care reimbursement system in the United States. Some members of Congress have introduced proposals that would create a new single payor national health insurance program for all United States residents, others have proposed more incremental approaches such as creating a new public health insurance plan option as a supplement to private sources of coverage. In the event that laws, regulations or rules that eliminate or reduce private sources of health insurance or require such benefits to be taxable are adopted, the subsequent impact on the insurance carriers may in turn adversely impact our ability to accurately forecast future results and harm our business, financial condition and results of operations.

The health benefits industry may be subject to negative publicity, which could adversely affect our business, financial condition and results of operations.

The health benefits industry may be subject to negative publicity, which can arise from, among other things, increases in premium rates, industry consolidation, cost of care initiatives, drug prices and the ongoing debate over the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA. Negative publicity may result in increased regulation and legislative review of industry practices, which may further increase our costs of doing business and adversely affect our profitability. For example, PBM programs and drug rebates have recently been criticized as leading to a lack of transparency about the true cost of a drug, and this negative publicity may lead to regulatory changes that could potentially affect our business and operations. Negative public perception or publicity of the health benefits industry in general, the insurance carriers with whom we integrate our solutions, or us could adversely affect our business, financial condition and results of operations.

If our computer systems, or those of our provider clinics, specialty pharmacies or other downstream vendors lag, fail or suffer security breaches, we may incur a material disruption of our services, which could materially impact our business and the results of operations.

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including cloud-based systems, to support business processes as well as internal and external communications. Our success therefore is dependent in part on our ability to secure, integrate, develop, redesign and enhance our (or contract with vendors to provide) technology systems that support our business strategy initiatives and processes in a compliant, secure, and cost and resource efficient manner. If we or our provider clinics, specialty pharmacies or other downstream vendors have an issue with our or their respective technology systems, it may result in a disruption to our operations or downstream disruption to our relationships with our clients or our selective network of high-quality fertility specialists. Additionally, if we choose to insource any of the services currently handled by a third party, it may result in technological or operational disruptions.

In addition, despite the implementation of security measures, our internal computer systems, and those of our provider clinics, specialty pharmacies or other downstream vendors, are potentially vulnerable to damage from malicious intrusion, malware, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we are not aware that we have experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption to our ability to deliver our solutions. In addition, to the extent that any disruption or security breach were to result in a loss or inappropriate disclosure of confidential information, we could incur liability. See “—Risks Related to Government Regulation—We operate in a highly regulated industry and must comply with a significant number of complex and evolving requirements—Data Protection and Breaches.”

A significant change in the utilization of our solutions could have an adverse effect on our business, financial condition and results of operations.

We do not control or impact the level of utilization of our solutions for each of our clients, in particular for newer clients. A significant reduction in the number of members using our solutions could adversely affect our business, financial condition and results of operations. Factors that could contribute to a reduction in the use of our solutions include: reductions in workforce by existing clients; general economic downturn that results in business failures and high unemployment rates; employers no longer offering comprehensive health coverage or offering alternative solutions such as coverage on a voluntary, employee-funded basis; federal and state regulatory changes; changes to taxability of medical benefits; failure to adapt and respond effectively to changing medical landscape, changing regulations, changing client needs, requirements or preferences; premium increases and benefits changes; negative publicity, through social media or otherwise and news coverage.

It is also difficult for us to predict the level of utilization of our services at the member level. If the actual utilization of our services by members is significantly greater than budgeted, the client may be responsible for corresponding costs that exceed its planned expenditure. If we cannot help our clients accurately predict the level of utilization by their employees, our clients may turn to alternative solutions, and our business and profitability would be adversely impacted.

If we fail to offer high-quality support, our reputation could suffer.

Our clients rely on our client account management personnel and our members rely on our PCAs to resolve issues and realize the full benefits that our solutions and services provide. High-quality support is also important for the renewal and expansion of our services to existing clients. The importance of our support functions will increase as we expand our business and pursue new clients. If we do not help our clients quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our offerings to existing and new clients could suffer, and our reputation with existing or potential clients could suffer. Further, to the extent that we are unsuccessful in hiring, training and retaining adequate PCAs and client account management personnel, our ability to provide adequate and timely support to our members and clients would be negatively impacted, and our members’ and clients’ satisfaction with our solutions and services would be adversely affected.

Our marketing efforts depend significantly on our ability to receive positive references from our existing clients.

Our marketing efforts depend significantly on our ability to call on our current clients to provide positive references to new, potential clients. Given our limited number of long-term clients, the loss or dissatisfaction of any client could substantially harm our brand and reputation, inhibit the market adoption of our offering and impair our ability to attract new clients and maintain existing clients. Any of these consequences could have an adverse effect on our business, financial condition and results of operations.

Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our client base and achieve broader market acceptance of solutions we provide.

Our ability to increase our client base and achieve broader market acceptance of solutions we provide will depend to a significant extent on our ability to expand our marketing and sales capabilities. We plan to continue expanding our direct sales force and to dedicate significant resources to sales and marketing programs, including direct sales, inside sales, targeted direct marketing, advertising, digital marketing, e-newsletter and conference sponsorships. All of these efforts will require us to invest significant financial and other resources. Our business and results of operations could be harmed if our sales and marketing efforts do not generate significant increases in revenue. We may not achieve anticipated revenue growth from expanding our sales and marketing efforts if we are unable to hire, develop, integrate and retain talented and effective sales personnel, if our new and existing sales personnel, on the whole, are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.

Our future revenue may not grow at the rates they historically have, or at all.

We have experienced significant growth since the launch of our fertility benefits solution in 2016 and have more than doubled our client base each year since then. Revenue and our client base may not grow at the same rates they historically have, or they may decline in the future. Our future growth will depend, in part, on our ability to:

•	continue to attract new clients and maintain existing clients;
•	price our solutions and services effectively so that we are able to attract new clients, expand sales to our existing clients and maintain profitability;
•	provide our clients and members with client support that meets their needs, including through dedicated PCAs;
•	maintain successful collection of member cost shares and other applicable receivable balances directly from members;
•	retain and maintain relationships with high-quality and respected fertility specialists;
•	attract and retain highly qualified personnel to support all clients and members;
•	maintain satisfactory relationships with insurance carriers; and
•	increase awareness of our brand and successfully compete with other companies.

We may not successfully accomplish all or any of these objectives, which may affect our future revenue, and which makes it difficult for us to forecast our future results of operations. In addition, if the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, it may be difficult for us to maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.

In addition, we expect to continue to expend substantial financial and other resources on:

•	sales and marketing;
•	our technology infrastructure, including systems architecture, scalability, availability, performance and security; and
•	general administration, including increased legal and accounting expenses associated with being a public company.

These investments may not result in increased revenue growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position, and results of operations will be harmed, and we may not be able to maintain profitability over the long term. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods.

If our revenue growth does not meet our expectations in future periods, we may not maintain profitability in the future, our business, financial position and results of operations may be harmed.

If the estimates and assumptions we use to determine the size of the target markets for our services are inaccurate, our future growth rate may be impacted and our business would be harmed.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Furthermore, the healthcare industry is rapidly evolving and the markets for fertility benefits management and the related fertility pharmacy benefits management are relatively immature. Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including the risks described herein. Even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

Our estimates of the market opportunity for our services are based on the assumption that the purpose-built, data-driven and disruptive fertility benefits platform with the Smart Cycle plan design we offer will be attractive to employers. Employers may pursue alternatives or may not see the value in providing enhanced fertility-related coverage and services to their employees. In addition, we believe we are expanding the size of the fertility market as we enhance demand and increase awareness for fertility benefits. If these assumptions prove inaccurate, or if the increase in awareness of fertility benefits attracts potential competitors to enter the market and results in greater competition, our business, financial condition and results of operations could be adversely affected.

It is difficult to predict member utilization rates and demand for our solutions, the entry of competitive solutions or the future growth rate and size of the fertility market, and more specifically the fertility benefits management market and the pharmacy benefits management market. The expansion of the fertility market depends on a number of factors, including, but not limited to: the continued trend of individuals starting families later in life, increase in number of single mothers by choice, adoption of non-traditional paths to parenthood and continued de-stigmatization of infertility. Further, the expansion of the fertility benefits management market and the pharmacy benefits market both depend on a number of factors, including, but not limited to: the continued trends of a competitive workforce with employers competing for talent based on benefits that they provide and employers’ focus on benefits to attract and retain top talent.

If fertility benefits management or pharmacy benefits management do not continue to achieve market acceptance, or if there is a reduction in demand caused by a lack of client or member acceptance, a reduction in employers’ focus on enhancing benefits to employees, weakening economic conditions, data security or privacy concerns, governmental regulation, competing offerings or otherwise, the market for our solutions and services might not continue to develop or might develop more slowly than we expect, which would adversely affect our business, financial condition and results of operations.

We may not be able to successfully manage our growth, and if we are not able to grow efficiently, our business, financial condition and results of operations could be harmed.

As usage of our solutions grows, we will need to devote additional resources to improving and maintaining our infrastructure. In addition, we will need to appropriately scale our internal business systems and our client account management and member services personnel to serve our growing client base. Any failure of or delay in these efforts could result in reduced client and member satisfaction, resulting in decreased sales to new clients and lower renewal and utilization rates by existing clients, which could hurt our revenue growth and our reputation. Even if we are successful in these efforts, they will require the dedication of management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion and improvements to our internal infrastructure will be effectively implemented on a timely basis, and such failures could harm our business, financial condition and results of operations.

Unfavorable conditions in our industry or the United States economy, or reductions in employee benefits spending, could limit our ability to grow our business and negatively affect our results of operations.

Unfavorable changes in our industry or in the United States economy could have a negative effect on ours and our clients’ and potential clients’ results of operations. Negative conditions in the general economy in the United States, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, could cause a decrease in business investments, including spending on employee benefits, and negatively affect the growth of our business. In addition, unfavorable economic conditions could result in the cancellation by certain clients or material defaults by members on their cost share. Further, economic conditions including interest rate fluctuations, changes in capital market conditions and regulatory changes, such as the taxability of medical benefits like ours, may affect our ability to obtain necessary financing on acceptable terms. In addition, the increased pace of consolidation in the healthcare industry may result in competitors with greater market power. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

Seasonality may cause fluctuations in our sales and results of operations.

Our business experiences moderate seasonality in revenue with a slightly higher proportion of revenue during the second half of the year as compared with the first half. Given that the majority of our clients contract with us for a January 1st benefits plan start date and that the average cost of treatments earlier in the overall treatment process is somewhat lower than the average cost as treatment progresses, our revenue from treatment services tend to grow as the year continues, particularly for new clients. In addition, as with most medical benefits plans, members will typically seek to maximize the use of their benefits once they have reached their annual deductible and/or annual out-of-pocket maximums, thereby increasing treatments in the latter part of the year. We expect that this seasonality will continue to affect our revenue and results of operations in the future as we continue to target larger enterprise clients.

In addition, the seasonality of our businesses could create cash flow management risks if we do not adequately anticipate and plan for periods of comparatively decreased cash flow, which could negatively impact our ability to execute on our strategy, which in turn could harm our results of operations. Accordingly, our results for any particular quarter may vary for a number of reasons, and we caution investors to evaluate our quarterly results in light of these factors.

If our new solutions and services are not adopted by our clients or members, or if we fail to innovate and develop new offerings that are adopted by our clients, our revenue and results of operations may be adversely affected.

To date, we have derived a substantial majority of our revenue from sales of our fertility benefits and Progyny Rx solutions. As we operate in an evolving industry, our long-term results of operations and continued growth will depend on our ability to successfully develop and market new successful solutions and services to our clients. If our existing clients and members do not value and/or are not willing to make additional payments for such new solutions or services, it could adversely affect our business, financial condition and results of operations. If we are unable to predict clients’ or members’ preferences, if the markets in which we participate change, including in response to government regulation, or if we are unable to modify our solutions and services on a timely basis, we may lose clients. Our results of operations would also suffer if our innovations are not responsive to the needs of the members, appropriately timed with market opportunity or effectively brought to market.

If we fail to adapt and respond effectively to the changing medical landscape, changing regulations, changing client needs, requirements or preferences, our offerings may become less competitive.

The market in which we compete is subject to a changing medical landscape and changing regulations, as well as changing client needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. Our business strategy may not effectively respond to these changes, and we may fail to recognize and position ourselves to capitalize upon market opportunities. We may not have sufficient advance notice and resources to develop and effectively implement an alternative strategy. There may be scientific or clinical changes that require us to change our solutions or that make our solutions, including the Smart Cycles, less competitive in the marketplace. If there are sensitivities to our model or our existing competitors and new entrants create new disruptive business models and/or develop new solutions that clients and members prefer to our solutions, we may lose clients and members, and our results of operations, cash flows and/or prospects may be adversely affected. The future performance of our business will depend in large part on our ability to design and implement market appropriate strategic initiatives, some of which will occur over several years in a dynamic industry. If these initiatives do not achieve their objectives, our results of operations could be adversely affected.

If we fail to maintain and enhance our brand, our ability to expand our client base will be impaired and our business, financial condition and results of operations may suffer.

We believe that maintaining and enhancing the Progyny brand is important to support the marketing and sale of our existing and future solutions to new clients and expand sales of our solutions to existing clients. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide reliable services that continue to meet the needs of our clients at competitive prices, our ability to maintain our clients’ trust, our ability to continue to develop new solutions, and our ability to successfully differentiate our platform from competitive solutions and services. Our brand promotion activities may not generate client awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business, financial condition and results of operations may suffer.

If we fail to retain and motivate members of our management team or other key employees, or fail to attract additional qualified personnel to support our operations, our business and future growth prospects could be harmed.

Our success and future growth depend largely upon the continued services of our management team and our other key employees. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our employees and lead our company, could harm our business.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for experienced sales and client account management personnel. There is no guarantee we will be able to attract such personnel or that competition among potential employers will not result in increased salaries or other benefits. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed.

If we cannot maintain our company culture as we grow, our success and our business and competitive position may be harmed.

We believe our culture has been a key contributor to our success to date and that the critical nature of the mission we are pursuing promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. If we fail to maintain our company culture, our business and competitive position may be harmed.

Risks Related to Our Relationships with Third Parties

Our business depends on our ability to maintain our Center of Excellence network of high-quality fertility specialists and other healthcare providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.

Our success is dependent upon our continued ability to maintain a selective Center of Excellence, our proprietary, credentialed network of high-quality fertility specialists. Fertility specialists could refuse to contract, demand higher payments or take other actions that could result in higher medical costs, less attractive service for our members or difficulty meeting regulatory or accreditation requirements. Identifying high-quality fertility specialists, credentialing and negotiating contracts with them and evaluating, monitoring and maintaining our network, requires significant time and resources. If we are not successful in maintaining our relationships with top fertility specialists, these fertility specialists may refuse to renew their contracts with us, and potential competitors may be effective in onboarding these or other high-quality fertility specialists to create a similarly high-quality network. There may be additional shifts in the fertility specialty provider space as the fertility market matures, and high-quality fertility specialists may become more demanding in re-negotiating to remain in our network. Our ability to develop and maintain satisfactory relationships with high-quality fertility specialists also may be negatively impacted by other factors not associated with us, such as regulatory changes impacting providers or consolidation activity among hospitals, physician groups and healthcare providers. In addition, certain organizations of physicians, such as practice management companies (which group together physician practices for administrative efficiency), may change the way in which healthcare providers do business with us and may compete directly with us, which could adversely affect our business, financial condition and results of operations.

In addition, the perceived value of our solutions and our reputation may be negatively impacted if the services provided by one or more of our fertility specialists are not satisfactory to our members, including as a result of provider error that could result in litigation. For example, if a provider within our network experiences an issue with their cryopreservation techniques or releases sensitive information of our members, we could incur additional expenses and it could give rise to litigation against us. Any such issue with one of our providers may expose us to public scrutiny, adversely affect our brand and reputation, expose us to litigation or regulatory action, and otherwise make our operations vulnerable. Further, if a fertility specialist provides services that result in less than favorable outcomes, this could cause us to fail to meet our contractually guaranteed specified service metrics, and we could be obligated to provide the client with a fee reduction. The failure to maintain our selective network of high-quality fertility specialists or the failure of those specialists to meet and exceed our members’ expectations, may result in a loss of or inability to grow or maintain our client base, which could adversely affect our business, financial condition and results of operations.

Our growth depends in part on the success of our strategic relationships with, and monitoring of, third parties, including vendors, as well as insurance carriers.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including vendors and insurance carriers. As the fertility management market and our client base grow, if we do not successfully maintain our relationships with insurance carriers, they may make integration more difficult or expensive, such as implementing an onerous fee structure in exchange for our ability to continue to integrate our solutions with their platforms. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer.

In addition, our arrangements with these third parties may expose us to public scrutiny, adversely affect our brand and reputation, expose us to litigation or regulatory action, and otherwise make our operations vulnerable if we fail to adequately monitor their performance or if they fail to meet their contractual obligations to us or to comply with applicable laws or regulations.

If we fail to maintain an efficient pharmacy distribution network or if there is a disruption to our distribution network, our business, financial condition and results of operations could suffer.

The timely delivery of fertility prescriptions is essential for fertility treatments. If prescriptions are delivered late, the delay may result in postponement of a member’s treatment cycle and member dissatisfaction with our solutions. We believe that our ability to maintain and grow the adoption of Progyny Rx is highly dependent on our success in maintaining an efficient pharmacy distribution network and our record of on-time delivery. If we are unable to maintain an efficient pharmacy distribution network, or if a significant disruption thereto should occur, the use of Progyny Rx may decline due to the inability to timely deliver prescription to members, which could cause our business, financial condition and results of operations to suffer.

If we lose our relationship with one or more key pharmaceutical manufacturers, or if the rebates provided by pharmaceutical manufactures decline, our business and results of operations could be adversely affected.

We maintain contractual relationships with select pharmaceutical manufacturers which provide us with access to limited distribution specialty pharmaceutical rebates for drugs we purchase. The consolidation of pharmaceutical manufacturers, the shortages of drugs provided by such manufacturers, the termination or material alteration of our contractual relationships, or our failure to renew such contracts on favorable terms could have a material adverse effect on our business and results of operations. In addition, PBM programs have been the subject of debate in federal and state legislatures and various other public and governmental forums. Adoption of new laws, rules or regulations or changes in, or new interpretations of, existing laws, rules or regulations, relating to any of these programs could materially adversely affect our business and results of operations.

Our marketing efforts depend on our ability to maintain our relationship with benefits consultants.

We sell our solutions through our sales organization and, in many cases, we leverage our relationships with top benefits consultants to establish relationships with potential clients. Our sales team has broad experience in health benefits management and extensive pre-existing long-term relationships with industry participants and benefits executives at large employers. If we fail to maintain our relationship with the benefits consultants, our marketing efforts, business and profitability would be adversely impacted.

We are exposed to credit risk from our members.

We collect copayments, coinsurance and deductibles directly from members. We do not require collateral for such receivables. Our failure to collect a significant portion of the amount due on such receivables directly from members could adversely affect our business, financial condition and results of operations.

Risks Related to Government Regulation

We operate in a highly regulated industry and must comply with a significant number of complex and evolving requirements.

We have attempted to structure our operations to comply with laws, regulations and other requirements applicable to us directly and to our clients and vendors, but there can be no assurance that our operations will not be challenged or impacted by regulatory authorities or enforcement initiatives. We have been, and in the future may become, involved in governmental investigations, audits, reviews and assessments. Any determination by a court or agency that our solutions or services violate, or cause our clients to violate, applicable laws, regulations or other requirements could subject us or our clients to civil or criminal penalties. Such a determination also could require us to change or terminate portions of our business, disqualify us from serving clients that do business with government entities, or cause us to refund some or all of our service fees or otherwise compensate our clients. In addition, failure to satisfy laws, regulations or other requirements could adversely affect demand for our solutions and could force us to expend significant capital, research and development and other resources to address the failure. Even an unsuccessful challenge by regulatory and other authorities or parties could be expensive and time-consuming, could result in loss of business, exposure to adverse publicity, and injury to our reputation and could adversely affect our ability to retain and attract clients. If we fail to comply with applicable laws, regulations and other requirements, our business, financial condition and results of operations could be adversely affected. Such non-compliance could also require significant investment to address and may prove costly. There are several additional federal and state statutes, regulations, guidance and contractual provisions related to or impacting the healthcare industry that may apply to our business activities directly or indirectly, including, but not limited to:

•     Licensing and Licensed Personnel. Many states have licensure or registration requirements for entities acting as a third-party administrator, or TPA, and PBMs. The scope of these laws differs from state to state, and the application of such laws to the activities of TPAs and PBMs is often unclear. Given the nature and scope of the solutions and services that we provide, we are required to maintain TPA and PBM licenses and registrations in certain jurisdictions and to ensure that such licenses and registrations are in good standing on an annual basis. We are licensed, have licensure applications pending before appropriate regulatory bodies, are exempt from licensure or registration, or are otherwise authorized under such laws in those states in which we provide our TPA and PBM services. These licenses require us to comply with the rules and regulations of the governmental bodies that issued such licenses. Our failure to comply with such rules and regulations could result in administrative penalties, the suspension of a license, or the loss of a license, all of which could negatively impact our business. Additionally, from time to time, legislation is considered that would purport to declare a PBM a fiduciary with respect to its clients. While the validity of such laws is questionable and we do not believe any such laws are currently in effect, we cannot predict what effect, if any, such statutes, if enacted, may have on our business and financial results.

Separately, states impose licensing requirements on insurers, risk-bearing entities, and insurance agents, as well as those entities that provide utilization review services. We do not believe that the nature of our services requires us to be licensed under applicable state law. We are unable to predict, however, how our services may be viewed by regulators over time, how these laws and regulations will be interpreted, or the full extent of their application. If a regulatory authority in any state determines that the nature of our business requires that we be licensed under applicable state laws, we may need to restructure our business to comply with any related requirements, such as maintaining adequate reserves, creating new compliance processes, hiring additional personnel to manage regulatory compliance, and paying additional regulatory fees, which could adversely affect our results of operation. Additionally, we may need to cease operations until we are able to obtain appropriate licensure, which may adversely affect our revenue for a period of time that we cannot estimate.

In addition, we employ PCAs to support and guide our members as part of our fertility benefits management services. The PCAs do not provide any licensed healthcare services, and in turn, are not licensed by any regulatory body to provide these services. We otherwise do not employ individuals to provide any healthcare services requiring licensure. If a professional board in any state determines that the services provided by our employed PCAs require a license to be provided, we may need to conduct additional training and credentialing, replace staff, obtain additional insurance, and pay increased salaries, which could adversely affect our results of operation. We may additionally need to suspend the PCA services we provide while our personnel obtains the necessary licensure, which may adversely affect our relationships with our clients and members and cause us to be in breach of our contracts.

•     HIPAA Privacy and Security Requirements. There are numerous federal and state laws and regulations related to the privacy and security of health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish privacy and security standards that limit the use and disclosure of certain individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. The privacy regulations established under HIPAA also provide patients with rights related to understanding and controlling how their protected health information is used and disclosed. As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of the regulations as a “Business Associate.” When acting as a Business Associate under HIPAA, to the extent permitted by applicable privacy regulations and contracts and associated Business Associate Agreements with our clients, we are permitted to use and disclose protected health information to perform our services and for other limited purposes, but other uses and disclosures, such as marketing communications, require written authorization from the patient or must meet an exception specified under the privacy regulations. We also have downstream Business Associates, which provide us with services and are also subject to HIPAA regulations.

If we, or any of our downstream Business Associates, are unable to properly protect the privacy and security of protected health information entrusted to us, we could be found to have breached our contracts with our clients and be subject to investigation by the U.S. Department of Health and Human Services, or HHS, Office for Civil Rights, or OCR. In the event OCR finds that we have failed to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. In addition, OCR performs compliance audits of Covered Entities and Business Associates in order to proactively enforce the HIPAA privacy and security standards. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties and may require companies to enter into resolution agreements and corrective action plans which impose ongoing compliance requirements. OCR enforcement activity, or a third-party audit related to a HIPAA incident regarding us or a third-party vendor, can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions under either HIPAA or relevant state laws seeking either injunctions or damages in response to violations that threaten the privacy of state residents. Although we have implemented and maintain policies, processes and compliance program infrastructure to assist us in complying with these laws and regulations and our contractual obligations, we cannot provide assurance regarding how these laws and regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state levels also might require us to make costly system purchases and/or modifications or otherwise divert significant resources to HIPAA compliance initiatives from time to time.

•     Other Privacy and Security Requirements. In addition to HIPAA, numerous other federal and state laws govern the collection, dissemination, use, access to and confidentiality of personal information. Certain federal and state laws protect types of personal information that may be viewed as particularly sensitive. For example, New York’s Public Health Law, Article 27-F protects information that could reveal confidential HIV-related information about an individual. In many cases, state laws are more restrictive than, and not preempted by, HIPAA, and may allow personal rights of action with respect to privacy or security breaches, as well as fines. State laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities. Further, California recently enacted the California Consumer Privacy Act, or CCPA, which goes into operation on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

Certain of our solutions and services involve the transmission and storage of client and member data in various jurisdictions, which subjects the operation of those solutions and services to privacy or data protection laws and regulations in those jurisdictions. While we believe these solutions and services comply with current regulatory and security requirements in the jurisdictions in which we provide these solutions and services, there can be no assurance that such requirements will not change or that we will not otherwise be subject to legal or regulatory actions. These laws and regulations are rapidly evolving and changing, and could have an adverse impact on our operations. These laws and regulations are subject to uncertainty in how they may be interpreted and enforced by government authorities and regulators. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, prevent us from providing our solutions, and/or impact our ability to invest in or jointly develop our solutions. We also may face audits or investigations by one or more government agencies relating to our compliance with these laws and regulations. An adverse outcome under any such investigation or audit could result in fines, penalties, other liability, or could result in adverse publicity or a loss of reputation, and adversely affect our business. Any failure or perceived failure by us or by our solutions to comply with these laws and regulations may subject us to legal or regulatory actions, damage our reputation or adversely affect our ability to provide our solutions in the jurisdiction that has enacted the applicable law or regulation. Moreover, if these laws and regulations change, or are interpreted and applied in a manner that is inconsistent with our policies and processes or the operation of our solutions, we may need to expend resources in order to change our business operations, policies and processes or the manner in which we provide our solutions. This could adversely affect our business, financial condition and results of operations.

•     Data Protection and Breaches. In recent years, there have been a number of well-publicized data breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Laws in all 50 states require businesses to provide notice to clients whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. Most states require holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals or the state’s attorney general. In some states, these laws are limited to electronic data, but states increasingly are enacting or considering stricter and broader requirements.

Additionally, under HIPAA, Covered Entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach by a Covered Entity or its agents. Notification also must be made to OCR and, in certain circumstances involving large breaches, to the media. Business Associates must report breaches of unsecured protected health information to Covered Entities within 60 days of discovery of the breach by the Business Associate or its agents. A non-permitted use or disclosure of protected health information is presumed to be a breach under HIPAA unless the Covered Entity or Business Associate establishes that there is a low probability the information has been compromised consistent with requirements enumerated in HIPAA.

Despite our security management efforts with respect to physical and technological safeguards, employee training, vendor (and sub-vendor) controls and contractual relationships, our infrastructure, data or other operation centers and systems used in our business operations, including the internet and related systems of our vendors (including vendors to whom we outsource data hosting, storage and processing functions) are vulnerable to, and from time to time experience, unauthorized access to data and/or breaches of confidential information due to a variety of causes. Techniques used to obtain unauthorized access to or compromise systems change frequently, are becoming increasingly sophisticated and complex, and are often not detected until after an incident has occurred. As a result, we might not be able to anticipate these techniques, implement adequate preventive measures, or immediately detect a potential compromise. If our security measures, some of which are managed by third parties, or the security measures of our service providers or vendors, are breached or fail, it is possible that unauthorized or illegal access to or acquisition, disclosure, use or processing of personal information, confidential information, or other sensitive client, member, or employee data, including HIPAA-regulated protected health information, may occur. A security breach or failure could result from a variety of circumstances and events, including third-party action, human negligence or error, malfeasance, employee theft or misuse, phishing and other social engineering schemes, computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, and catastrophic events.

If our security measures, or those of our service providers or vendors, were to be breached or fail, our reputation could be severely damaged, adversely affecting client or investor confidence. As a result, clients may curtail their use of or stop using our offering and our business may suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other laws or regulations applicable to data protection and significant costs for remediation and for measures to prevent future occurrences. In addition, any potential security breach could result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to clients or other business partners in an effort to maintain the business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. Negative publicity may also result from real, threatened or perceived security breaches affecting us or our industry or clients, which could cause us to lose clients or partners and adversely affect our operations and future prospects. While we maintain cyber insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and such insurance may not be available for renewal on acceptable terms or at all, and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

•     HIPAA Transaction and Identifier Standards. HIPAA and its implementing regulations mandate format and data content standards and provider identifier standards (known as the National Provider Identifier) that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. HHS has established standards that health plans must use for electronic fund transfers with providers, has established operating rules for certain transactions, and is in the process of establishing operating rules to promote uniformity in the implementation of the remaining types of covered transactions. The ACA also requires HHS to establish standards for health claims attachment transactions. HHS has modified the standards for electronic healthcare transactions (e.g., eligibility, claims submission and payment and electronic remittance) from Version 4010/4010A to Version 5010. Further, HHS now requires the use of updated standard code sets for diagnoses and procedures known as the ICD-10 code sets. Enforcement of compliance with these standards falls under HHS and is carried out by CMS.

In the event new requirements are imposed, we will be required to modify our systems and processes to accommodate these changes. We will seek to modify our systems and processes as needed to prepare for and implement changes to the transaction standards, code sets operating rules and identifier requirements; however, we may not be successful in responding to these changes, and any responsive changes we make to our systems and processes may result in errors or otherwise negatively impact our service levels. In addition, the compliance dates for new or modified transaction standards, operating rules and identifiers may overlap, which may further burden our resources.

•     Fraud and Abuse Laws. Many of our clients, insurance carriers, and network healthcare providers are impacted directly and indirectly by certain fraud and abuse laws, including the federal Anti-Kickback Statute, the Physician Self-Referral Law, commonly referred to as the Stark Law, and the False Claims Act, as well as their state equivalents. Because the solutions and services we provide are not reimbursed by government healthcare payors, such fraud and abuse laws generally do not directly apply to our business, however, some laws may be applicable.

The laws, regulations and other requirements in this area are both broad and vague and judicial interpretation can also be inconsistent. We review our practices with regulatory experts in an effort to comply with all applicable laws, regulatory and other requirements. However, we are unable to predict how these laws, regulations and other requirements will be interpreted or the full extent of their application, particularly to services that are not directly reimbursed by federal healthcare programs. Any determination by a federal or state regulatory authority that any of our activities or those of our clients or vendors violate any of these laws or regulations could subject us to civil or criminal penalties, require us to enter into corporate integrity agreements or similar agreements with ongoing compliance obligations, disqualify us from providing services to clients that are, or do business with, government programs and/or have an adverse impact on our business, financial condition and results of operations. Even an unsuccessful challenge by a regulatory authority of our activities could result in adverse publicity and could require a costly response from us.

•     ERISA Regulation. The Employee Retirement Income Security Act of 1974, or ERISA, regulates certain aspects of employee pension and health benefits plans, including self-funded corporate health plans sponsored by our clients, with which we have agreements to provide TPA services. As part of our agreements with a number of these clients, we offer PBM services through Progyny Rx. We believe the conduct of our business vis-à-vis these plans is not generally subject to the fiduciary obligations of ERISA. However, there can be no assurance the United States Department of Labor, or the DOL, which is the agency that enforces ERISA, would not in the future assert that the fiduciary obligations imposed by ERISA apply to certain aspects of our operations or courts would not reach such a ruling in private ERISA litigation. In addition to its fiduciary provisions, ERISA has broad preemptive effect and has been held to preempt state laws imposing transparency requirements on PBMs. ERISA also imposes civil and criminal liability on service providers to health plans subject to ERISA and certain other persons with relationships to such plans if certain forms of illegal or prohibited remuneration are made or received by such service providers or other persons. These provisions of ERISA are similar, but not identical, to the healthcare anti-kickback laws described above, although ERISA lacks the statutory and regulatory “safe harbor” exceptions incorporated into the healthcare anti-kickback laws. Like the healthcare anti-kickback laws, the corresponding provisions of ERISA are broadly written and their application to particular cases can be uncertain. Employee benefits plans subject to ERISA are subject to certain rules, published by the DOL, including certain reporting requirements for direct and indirect compensation received by plan service providers. However, many self-funded health plans such as the plans that we have contracts with are exempt from these reporting requirements under current law. At this time, we are unable to predict whether the DOL will issue additional regulations or guidance on reporting or which additional regulations, if any, may be proposed in formal rulemaking by the DOL.

•     Prompt Pay Laws. Certain states have laws regulating the amount of time that may elapse from when a third-party payor receives a claim for services rendered to when those services are paid. These “prompt pay” laws may impact us as well as our clients and insurance carriers. Under these “prompt pay” laws, we may be obligated to pay healthcare providers within established time periods, and such time periods may be shorter than existing contracted terms and/or via electronic transfer. In many states, we are deemed to be exempt from the prompt pay laws, however, we seek to comply with them in each state in which we do business to the extent applicable, and our efforts include the use of controls such as policies and processing systems that ensure we pay claims as quickly as possible and contract language related to timeframes permitted by applicable law. If we do not make payments to healthcare providers in a timely fashion consistent with prompt pay laws, we may be required to pay interest in addition to any amounts owed to such providers. In addition, our reputation may be harmed and our contractual obligations to certain clients may be breached, causing us to lose revenue or otherwise pay penalties under such contracts.

•     Network Adequacy and Access Requirements. Network adequacy and access laws require health plans to maintain a network of healthcare providers sufficient to deliver the benefits they contract to provide to their enrollees. In light of the increase in “narrow networks”, there has been a legislative push to ensure that commercial payors contract with a sufficient number of healthcare providers to create an “adequate network.” Additionally, a majority of states now have some form of legislation affecting our payor clients’ ability to limit access to a provider network or remove a provider from the network. Such legislation may require our clients to admit any healthcare provider including any pharmacy provider willing to meet the plan’s price and other terms for network participation (“any willing provider” legislation) or may provide that a provider may not be removed from a network except in compliance with certain procedures (“due process” legislation). Further, to ensure network adequacy and quality, a network may seek to accredit its healthcare providers through any number of accrediting bodies, such as the National Committee for Quality Assurance, or NCQA, and the Utilization Review Accreditation Commission. We follow NCQA standards to credential the health providers with whom we contract to provide services within our network, and engage Council for Affordable Quality Healthcare to conduct provider credentialing where required. Should any of the states we operate in determine that our network of providers does not meet adequacy or access requirements, we may be subject to administrative penalties and other administrative actions, as well as private litigation. In addition, if we are unable to contract with a sufficient number of providers, we may become subject to administrative penalties or enforcement actions from state regulatory agencies, litigation from consumers, and may be in breach of certain contractual covenants with our partners.

•     Consumer Protection Laws. Federal and state consumer protection laws are being applied increasingly by the Federal Trade Commission, or FTC, Federal Communications Commission, or FCC, and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or health information, through websites or otherwise, and to regulate the presentation of website content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements to users of our services that describe how we handle personal information and choices consumers may have about the way we handle personal information. If such information that we publish is considered untrue, we may be subject to claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences, including, costs of defending against litigation, settling claims and loss of willingness of current and future clients to work with us.

•     Restrictions on Communication. Communications with our members increasingly may be subject to and restricted by laws and regulations governing communications via telephone, fax, text, and email. We also use email and social media platforms as marketing tools. For example, we maintain social media accounts. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

The healthcare regulatory and political framework is uncertain and evolving. Recent and future developments in the healthcare industry could have an adverse impact on our business, financial condition and results of operations.

All of our revenue is derived from the healthcare industry, which is highly regulated and subject to changing political, legislative, regulatory and other influences. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. For example, while ACA does not directly regulate our business as a benefit area, it does affect the coverage and plan designs that are or will be provided by certain insurance carriers and certain of our clients, taxability of such plans, as well as the overall reimbursement and drug pricing environment for healthcare providers. Health reform efforts, including reforms to the ACA, and measures that would expand the role of government-sponsored coverage, including single payer or so-called “Medicare-for-All” proposals, which could have far-reaching implications for the healthcare industry if enacted.

We are unable to predict the full impact of health reform initiatives on our operations in light of the uncertainty regarding whether, when and how the ACA will be further changed, what alternative reforms (including single payer proposals), if any, may be enacted, the timing of enactment and implementation of alternative provisions and the impact of alternative provisions on various healthcare industry participants.

Government regulation, industry standards and other requirements create risks and challenges with respect to our compliance efforts and our business strategies.

The healthcare industry is highly regulated and subject to frequently changing laws, regulations, industry standards and other requirements. Many healthcare laws and regulations are complex, and their application to specific solutions, services and relationships may not be clear. Because our clients are subject to various requirements, we may be impacted as a result of our contractual obligations even when we are not directly subject to such requirements. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the solutions and services that we provide, and these laws and regulations may be applied to our solutions and services in ways that we do not anticipate. The ACA, efforts to repeal or materially change the ACA, and other federal and state efforts to reform or revise aspects of the healthcare industry or to revise or create additional legal or and regulatory requirements could impact our operations, the use of our solutions and services, and our ability to market new solutions and services, or could create unexpected liabilities for us. There have also been a number of reform efforts around PBMs including pricing and transparency which could affect our business. We also may be impacted by laws, industry standards and other requirements that are not specific to the healthcare industry, such as consumer protection laws and payment card industry standards. These requirements may impact our operations and, if not followed, could result in fines, penalties and other liabilities and adverse publicity and injury to our reputation.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.

While we operate only in the United States, we remain subject to the U.S. Foreign Corrupt Practices Act, or FCPA, U.S. domestic bribery laws, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. If we expand our business and sales outside the United States and to the public sector, we may engage with business partners and third-party intermediaries to market our services and to obtain for us the necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, prosecution, enforcement actions, sanctions, settlements, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, financial condition and results of operations could be harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees, which could adversely affect our business, financial condition and results of operations.

Any potential sales to government entities are subject to a number of challenges and risks.

We may sell our services or solutions to U.S. federal, state, and local government, and agency, clients. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have attained the revised certification. Government demand and payment for our offerings is dependent on many factors outside our control, including general economic conditions, public sector budgetary constraints and funding authorizations, and general political priorities, with funding reductions or delays adversely affecting public sector demand for our offerings.

Further, governmental and highly regulated entities may demand contract terms that differ from our standard arrangements. Such entities may have statutory, contractual, or other legal rights to terminate contracts with us or our partners due to a default or for other reasons. Any such termination may adversely affect our reputation, business, financial condition and results of operations.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success depends in part on our ability to protect our brand and proprietary trade secret and confidential information, including unpatented know-how, technology and other proprietary information, maintaining, defending and enforcing our intellectual property rights. We rely on our agreements with our clients, and non-disclosure and confidentiality agreements with employees and third parties, and our trademarks, trade secrets, and copyrights to protect our intellectual property rights. However, any of these parties may breach such agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches. There is no assurance that we will be able to obtain, maintain, defend and enforce our intellectual property rights, or that such intellectual property rights will not be challenged, narrowed, held unenforceable or circumvented. Therefore, these legal protections and precautions may not prevent infringement, misappropriation or other violations of our intellectual property. Any litigation and any infringement, misappropriation or other violations of our intellectual property could hinder our ability to market and sell our solutions, and our business, financial condition and results of operations could be adversely affected.

If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us and our competitive position would be harmed.

Third parties may allege that our products and services, or the conduct of our business, infringe, misappropriate or otherwise violate such third party’s intellectual property rights. Even if such claims are without merit, defending such claims would cause us to incur substantial expenses and could cause us to pay substantial damages or seek a costly license if we are found to be infringing, misappropriating, or otherwise violating a third party’s intellectual property rights. If we are unable to enter into a license on acceptable terms or at all, we could be forced to cease some aspect of our business operations or be forced to redesign our products or services so that we no longer infringe the third-party intellectual property rights, which may result in significant cost and delay to us, or which redesign could be technically infeasible. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our employees and management personnel from their normal responsibilities.

Moreover, although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any third parties, including such individual’s former employer. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Furthermore, we currently own registered trademarks. In addition, any of our trademarks or trade names, whether registered or unregistered, may be challenged, opposed, infringed, cancelled, circumvented or declared generic, or determined to be infringing on other marks, as applicable. We may not be able to protect our rights to these trademarks and trade names, which we will need to build name recognition by potential collaborators or clients in our markets of interest.

Any litigation against us could be costly and time-consuming to defend and could harm our business, financial condition and results of operations.

We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients or vendors in connection with commercial disputes or employment claims made by our current or former employees. We are currently in arbitration with a former vendor who alleges a breach of our contract with such vendor. We are unable to predict the outcome of any of these legal proceedings. Such proceedings might result in substantial costs, regardless of the outcome, and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial condition and results of operations.

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition and results of operations.

We may in the future seek to acquire or invest in businesses, joint ventures, products and services, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and services, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, they are operationally difficult to integrate, or we have difficulty retaining the clients of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, or we fail to successfully integrate such businesses into our own, our business, financial condition and results of operations may be adversely affected or we may be exposed to unknown risks or liabilities.

The December 2017 U.S. federal tax reform may subject us to potential adverse tax consequences.

The Tax Cuts and Jobs Act, or the Tax Act, enacted in December 2017, among other things, includes changes to U.S. federal tax rates, imposes additional limitations on the deductibility of interest, has both positive and negative changes to the utilization of future net operating loss carryforwards, allows for the expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a “quasi-territorial system”. Our net deferred tax assets and liabilities and valuation allowance have been revalued at the U.S. corporate rate, which the Tax Act reduced to 21%. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse.

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

Our effective tax rate could increase due to several factors, including, but not limited to:

•	changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•	changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Act;
•

changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;

•	the outcome of future tax audits, examinations, or administrative appeals; and
•	limitations or adverse findings regarding our ability to do business in some jurisdictions.

Any of these developments could have an adverse effect on our results of operations.

Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes which could adversely affect our results of operations.

We currently file state income tax returns in certain states. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority in which we do not currently file a state income tax return successfully asserts that our activities give rise to a taxable nexus. Such tax assessments, penalties and interest may adversely affect our results of operations.

We may not be able to utilize a significant portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.

As of December 31, 2018, we had federal and state net operating loss carryforwards of approximately $86 million and $68 million, respectively, due to prior period losses, some of which, if not utilized, will begin to expire in 2030 for federal and state purposes. Federal and California research and development tax credit carryforwards are approximately $756,000 and $830,000, respectively. The federal research and development tax credits begin to expire in 2030, and the California research and development tax credits have no expiration date. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Future issuances of our stock could cause an “ownership change.” Any future ownership change, which could be outside of our control, could also have a material effect on the use of our net operating loss carryforwards or other tax attributes, which could adversely affect our profitability.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change.

For example, in February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. As an “emerging growth company,” we are allowed under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The adoption of new or revised accounting principles may require us to make changes to our systems, processes and control, which could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations, retroactively affect previously reported results or require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments used in preparing our condensed consolidated financial statements include those related to the determination of fair value of our common stock, estimates of accounts receivable relating to member copayments and revenue recognition relating to services rendered but for which no claim has yet been reported, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of our common stock may decline.

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including, but not limited to:

•	actual or anticipated fluctuations in our financial condition or results of operations;
•	variance in our financial performance from expectations of securities analysts;
•	changes in the pricing of our solutions and services;
•	changes in our projected operating and financial results;
•	changes in laws or regulations applicable to our products and solutions;
•	announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•	significant data breaches of our company, providers, vendors or pharmacies;
•	our involvement in litigation;
•	future sales of our common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•	changes in senior management or key personnel;
•	the trading volume of our common stock;
•	changes in the anticipated future size and growth rate of our market; and
•	general economic, industry, and market conditions.

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may also negatively impact the market price of our common stock. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

An active trading market for our common stock may not be sustained.

An active public trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

We expect fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.

Our results of operations may fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:

•	fluctuations in demand for or pricing of our solutions;
•	our ability to attract new clients;
•	our ability to retain our existing clients;
•	client expansion rates;
•	changes in clients’ budgets and in the timing of their budget cycles and purchasing decisions;
•	our ability to control costs, including our operating expenses and healthcare costs;
•	the amount and timing of payment for operating expenses, particularly sales and marketing expenses;
•	the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments and other non-cash charges;
•	the amount and timing of costs associated with recruiting, training and integrating new employees and retaining and motivating existing employees;
•	general economic conditions, as well as economic conditions specifically affecting industries in which our clients participate;
•	the impact of new accounting pronouncements;
•	changes in the competitive dynamics of our market, including consolidation among competitors or clients; and
•	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our solutions and services.

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.

In connection with our preparation of our annual financial statements for the year ended December 31, 2018, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. In connection with our audit of the fiscal year 2018 consolidated financial statements, we and our independent registered public accounting firm identified one material weakness in our controls related to the lack of review and oversight over financial reporting. We determined that we had insufficient financial statement close processes and procedures relating to the classification and presentation of certain revenue and expenses. Under standards established by the United States Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

We have taken steps to remediate this weakness, including hiring of a senior financial executive in 2019 with a focus on SEC reporting and technical accounting. We have also implemented preventative and detective procedures and controls including analytical reviews designed to improve our annual and quarterly financial close process. However, we cannot assure you that the measures we have taken will remediate this deficiency or that we will not suffer from other material weaknesses in the future.

If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2020, which is the year covered by the second annual report following the completion of our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial accounting expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Future sales of our common stock in the public market could cause the market price of our common stock to decline.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

All of our directors and officers and the holders of substantially all of our capital stock and securities convertible into our capital stock are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock through the end of the day on April 21, 2020. These lock-up agreements limit the number of shares of capital stock that may be sold immediately following our IPO. Subject to certain limitations, substantially all of these shares will become eligible for sale upon expiration of the 180-day lock-up period. J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and BofA Securities, Inc. may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, there were 17,409,666 shares of common stock issuable upon the exercise of options outstanding as of September 30, 2019. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, based on shares outstanding as of September 30, 2019, holders of approximately 62,034,844 shares, or 76% of our capital stock, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in businesses, joint ventures, products and services, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

If securities or industry analysts do not publish research, or publish unfavorable or inaccurate research, about our business, the market price and trading volume of our common stock could decline.

The market price and trading volume of our common stock will be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, you may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

We are an “emerging growth company” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of (1) December 31, 2024; (2) the last day of our first fiscal year in which we have total annual gross revenue of at least $1.07 billion; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of our first fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th.

We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market, or Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time- consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•

authorize our Board of Directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our Board of Directors that may be senior to our common stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•	specify that special meetings of our stockholders can be called only by our Board of Directors, the chairperson of our Board of Directors, or our chief executive officer;
•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board of Directors;

•	establish that our Board of Directors is divided into three classes, with each class serving three-year staggered terms;
•	prohibit cumulative voting in the election of directors;
•	provide that our directors may be removed for cause only upon the vote of at least 662/3% of our outstanding shares of voting stock;
•	provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•

require the approval of our Board of Directors or the holders of at least 662/3% of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.

Our amended and restated certificate of incorporation designates the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, any state court located within the State of Delaware, or if all such state courts lack jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a breach of a fiduciary duty owed by any current or former director, officer or other employee, to us or our stockholders; (3) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; (4) or any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; (5) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; or (6) any action asserting a claim against us, or any of our directors, officers or other employees, that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. For the avoidance of doubt, these choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. Furthermore, if a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

The following sets forth information regarding all unregistered securities sold from July 1, 2019 through September 30, 2019. The share and per share amounts shown below have been retroactively adjusted to reflect the one-for-4.5454 reverse stock split of our common stock, effected October 14, 2019.

•

From June 30, 2019 to September 30, 2019, we granted stock options to purchase an aggregate of 535,246 shares of our common stock at exercise prices ranging from $3.96  to $4.69 per share to a total of 44 employees under our 2017 Equity Incentive Plan.

•

From June 30, 2019 to September 30, 2019, we issued an aggregate of 4,885,890 shares of our common stock upon the exercise of options under our 2017 Equity Incentive Plan at exercise prices ranging from $0.86 to $1.50 per share, for an aggregate purchase price of $5.0 million.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business, or other relationships, to information about us.

Use of Proceeds

On October 29, 2019, in connection with our IPO, we issued and sold 6,700,000 shares of our common stock and certain of our selling stockholders offered and sold 4,800,000 shares of our common stock at a price to the public of $13.00 per share resulting in net proceeds to us of approximately $77.7 million, after deducting the underwriting discount of $5.9 million and offering expenses of $3.5 million. All shares issued and sold were registered pursuant to a registration statement on Form S-1 (File No. 333-233965), as amended, or the Registration Statement, declared effective by the SEC on October 24, 2019. J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and BofA Securities, Inc. acted as representatives of the underwriters for the offering.  The offering commenced on October 24, 2019 and terminated after the sale of all securities registered pursuant to the Registration Statement.  No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The offering terminated after the sale of all securities registered pursuant to the Registration Statement.  The net proceeds of approximately $77.7 million from our initial public offering have been invested in investment grade, interest-bearing instruments.  There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, filed with the SEC on October 25, 2019 pursuant to Rule 424(b) relating to our Registration Statement.

At September 30, 2019, $2.3 million of expenses incurred in connection with our IPO had not yet been paid.

Issuer Purchases of Equity Securities

The table below presents purchases made by or on behalf of Progyny, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2019	—	—	—	—
August 1 – August 31, 2019	26,659	$6.91	—	—
September 1 – September 30, 2019	—	—	—	—
Total	26,659	$6.91	—	—

(1)

In August 2019, the Company repurchased 26,659 shares of its common stock at an average price per share of $6.91 pursuant to its contractual right of first refusal for offers made by third parties to acquire outstanding shares from existing stockholders.  The repurchased shares were recorded as treasury shares.

(2)	The Company does not have any publicly announced share repurchase programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Progyny, Inc.	8-K	001-39100	3.1	10/31/2019
3.2	Amended and Restated By-laws of Progyny, Inc.	S-1	333-233965	3.4	9/27/2019
4.1	Form of common stock certificate	S-1/A	333-233965	4.1	10/15/2019
4.2	Form of 2013 Preferred Stock Warrant.	S-1/A	333-233965	4.2	10/15/2019
4.3	Form of 2014 Preferred Stock Warrant.	S-1/A	333-233965	4.3	10/15/2019
4.4	Form of 2015 Preferred Stock Warrant.	S-1/A	333-233965	4.4	10/15/2019
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank dated October 9, 2013.	S-1/A	333-233965	4.5	10/15/2019
10.1	Progyny, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-233965	10.4	10/15/2019
10.2	Progyny, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233965	10.5	10/15/2019
10.3	Form of Indemnification Agreement.	S-1	333-233965	10.6	9/27/2019
10.4	Amended and Restated Employment Agreement between Progyny, Inc. and David Schlanger, dated September 23, 2019.	S-1	333-233965	10.7	9/27/2019
10.5	Amended and Restated Employment Agreement between Progyny, Inc. and Peter Anevski, dated September 25, 2019.	S-1	333-233965	10.8	9/27/2019

10.6	Sublease Agreement, dated as of July 29, 2019 by and between IPREO Holdings, LLC and Progyny, Inc.	S-1	333-233965	10.11	9/27/2019
10.7	Progyny, Inc. 2017 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-8	333-233965	99.2	10/25/2019
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Progyny, Inc. (Registrant)

Date: December 5, 2019	By:	/s/ David Schlanger
David Schlanger
Chief Executive Officer

Date: December 5, 2019	By:	/s/ Peter Anevski
Peter Anevski
President, Chief Financial Officer and Chief Operating Officer