Form 10-K
period 2019-12-31
Progyny, Inc.
filed 2020-03-10
CIK 1551306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-39100

Progyny, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-2220139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1359 Broadway New York, New York	10018
(Address of principal executive offices)	(Zip Code)

(212) 888-3124

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	PGNY	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of common stock as reported by The Nasdaq Global Select Market on December 31, 2019, was approximately $1.1 billion. The registrant has elected to use December 31, 2019 as the calculation date, which was the last trading date of the registrant’s most recently completed fiscal year, because on June 30, 2019 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately-held company.

As of February 28, 2020, the registrant had 84,838,934 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year ended December 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Progyny, Inc.

GENERAL

Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms “Progyny,” “the Company,” “we,” “our” and “us” refer to Progyny, Inc.

“Progyny®” and our other registered and common law trade names, trademarks and service marks are the property of Progyny, Inc. Other trade names, trademarks and service marks used in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

We may announce material business and financial information to our investors using our investor relations website at investors.progyny.com. We therefore encourage investors and others interested in Progyny to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission, or the SEC, webcasts, press releases and conference calls.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including without limitation statements regarding our future results of operations and financial position, our ability to acquire or invest in complementary businesses, products, and technologies, our ability to achieve profitability on an annual basis and sustain such profitability, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, our business strategy and our ability to acquire new clients and successfully engage new and existing clients, our ability to effectively manage our growth and compete effectively with existing competitors and new market entrants, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under Part I, Item A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Annual Report on Form 10-K.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the filing date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

MARKET, INDUSTRY AND OTHER DATA

This Annual Report on Form 10-K contains statistical data, estimates and forecasts that are based on independent industry publications, such as those published by The Journal of the American Medical Association, the American Society for Reproductive Medicine, the American Journal of Obstetrics & Gynecology, Reproductive Medicine Associates of New Jersey, the Reproductive Medicine Associates of New York, European Society of Human Reproduction and Embryology, RESOLVE: The National Infertility Association, FertilityIQ, the Twin & Multiple Births Association, Family Equality Council, Gallup and other publicly available information, as well as other information based on our internal sources. This information involves many assumptions and limitations, and you are cautioned not to give undue weight to these estimates. We have not independently verified the accuracy or completeness of the data contained in these industry publications and other publicly available information. Further, while we believe our internal research is reliable, such research has not been verified by any third party. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described under Part I, Item A. “Risk Factors,” of this Annual Report on Form 10-K that could cause results to differ materially from those expressed in these publications and other publicly available information.

___________________________________

PART I

ITEM 1.BUSINESS

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

Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our base of clients to over 130. We currently provide coverage to approximately 2.1 million employees and their partners (known in our industry as covered lives), who we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since we launched our fertility benefits solution, and our member satisfaction over that same time period is evidenced by our most recent industry-leading Net Promoter Score, or NPS, of +72 for our fertility benefits solution and +80 for our integrated pharmacy benefits solution, Progyny Rx.

We are redefining fertility and family building benefits, proving that a comprehensive fertility solution can simultaneously benefit employers, patients and physicians. We believe the differentiated value proposition we deliver to all of these constituents is key to our success and growth. By empowering our members with education, guidance and financial support, and enabling high-quality fertility specialists to use the latest science and technologies, our solution leads to the development of customized treatment plans that result in optimal clinical outcomes for our members and cost savings for our clients.

In order to simplify the process for our members, we position the benefit to them using our proprietary Smart Cycle approach. Smart Cycles are designed by us to include the medical services required for a member’s full course of treatment, including all necessary diagnostic testing and access to the latest technology. In conjunction with the Smart Cycle plan design, each of our members who utilizes our benefit has a dedicated Patient Care Advocate, or PCA, who has fertility expertise and provides end-to-end concierge support, including logistical support (i.e., fertility specialist selection, appointment scheduling, treatment authorization and treatment payment), clinical guidance (i.e., treatment options, outcomes statistics and what to expect) and emotional support during the often challenging and unpredictable fertility journey. Additionally, all Progyny members have access to our selective network of high-quality fertility specialists who we equip with a benefits design that enables them to pursue the best treatment pathways, providing our members with tailored treatments that result in optimal clinical outcomes.

In addition to our fertility benefits solution, we offer an integrated pharmacy benefit solution, Progyny Rx, which can be added by our clients. Progyny Rx provides our members with access to the medications needed during their fertility treatment. As part of this solution, we provide care management services, which include our formulary plan design, simplified authorization, assistance with prescription fulfillment and timely delivery of the medications by our network of specialty pharmacies, as well as medication administration training, pharmacy support services and continuing PCA support.

We have demonstrated our ability to drive better outcomes for our clients, members and provider clinics across multiple metrics. Provider clinics within our network produce outcomes that surpass their own reported practice averages when treating Progyny members because of our differentiated solution. Additionally, across our membership, our outcomes compared to national averages have been consistently superior.

Industry Background

The prevalence of infertility is high, affecting one in eight couples in the United States according to the Centers for Disease Control and Prevention, or CDC, and infertility is gaining attention as individuals are more openly discussing their struggles with fertility. As transparency and dialogue around infertility have increased, there has been a de-stigmatization of the disease. Despite this change in perception of infertility and its high prevalence, it is one of the only high-prevalence medical conditions with limited or non-existent medical insurance. By comparison, medical conditions with a similar prevalence, such as diabetes (affecting one in 11 individuals, according to the CDC) and asthma (affecting one in 13 individuals, according to the CDC), are comprehensively covered by conventional health insurance carriers and employers. Due to the high prevalence of infertility, its high costs of treatment and the limited insurance coverage provided for the disease, there is a significant unmet need for fertility services in the United States and several macro trends are driving that need for fertility treatments and propelling the overall size of the fertility market higher.

While fertility treatments have been available for almost 40 years to help individuals suffering from infertility build their families, access to these treatments has been limited due to the lack of comprehensive coverage and the prohibitive costs. The cost of care for a successful outcome can exceed $60,000 according to a study published in The Journal of the American Medical Association, yet only a small percentage of employers provide a benefits plan that addresses these costs. As a result, the vast majority of patients who undergo fertility treatment must pay for most or all of their care out-of-pocket, which is cost-prohibitive for many families and individuals.

The lack of adequate coverage has been the result of both broader public policy issues, as well as conventional health insurance carrier-specific policies. For example, it was not until 2017 that infertility was first recognized as a disease by the American Medical Association and, even now, only 16 states have mandated insurance coverage for infertility. For the states that do mandate coverage, the mandates vary greatly and often leave patients with inadequate coverage or unable to pursue care at all. When conventional health insurance carriers have chosen to structure fertility coverage for their employer clients, that coverage often has limited lifetime dollar maximums (with median coverage maximum of $15,000 according to Mercer) and clinically antiquated "one size fits all" clinical protocols, such as mandated step therapy protocols.

Major cultural shifts and the evolving demographics of the workforce in the United States are driving demand for fertility treatments and adequate coverage to support them. More individuals than ever are making the choice to start their families later in life, increasing the biological likelihood of infertility as an individual's fertility declines with age. Additionally, the increased acceptance of non-traditional paths to parenthood has created an increased need for access to fertility treatments. As employees are demanding more robust fertility benefits coverage, employers are increasingly focused on providing a comprehensive fertility benefits that supports an inclusive and diverse workplace in order to attract and retain top employees. Because employers in the same industry are competing for employee talent, once the availability of fertility benefits begins to penetrate a particular industry, a demonstrable network effect occurs in which employees within that industry begin to expect the benefit from their employers, which can cause an employer to adopt the benefit to remain competitive and bolster employee satisfaction.

Driven by these market dynamics, according to the CDC, the market for fertility treatments grew at a 10.5% compound annual growth rate from 2013 to 2017 as more individuals pursued treatment. Given this increasing demand coupled with inadequate existing coverage, there is a greater need than ever before for a fertility benefits manager who can provide comprehensive and effective benefits to the employer market.

Industry Challenges

Employers are faced with three major challenges relating to providing fertility benefits to their employee bases:

•	the lack of a comprehensive fertility benefits solution that optimizes their fertility treatment expenditures;

•	the need to reduce the significant maternity and neonatal intensive care unit, or NICU, expenses, and the workplace impact, resulting from multiple births caused by fertility treatments; and
•	the desire to find innovative ways to attract and retain highly sought-after talent.

Employers are seeing an increasing demand for fertility and family building benefits solutions from their employees, yet the programs offered by their conventional health insurance carriers do not successfully address these core challenges.

Lack of Effective Fertility Benefits Solutions

The conventional fertility benefits options available to employers have been designed to control the utilization of services (and expenditures) by employees rather than to optimize outcomes. As such, their plan designs have included restrictive features, such as lifetime dollar maximums, mandated step therapy protocols and limited or no coverage for advanced diagnostics and procedures. In addition, these plan designs have failed to provide access to premier fertility specialists, robust patient support and the ability to dispense fertility medication in a timely manner. Given the evolution of fertility science, such conventional plans have not kept pace and have generated suboptimal clinical outcomes, as well as greater upfront treatment costs and maternity and NICU expenses. This in turn leads to inefficient utilization of employers’ expenditures on their fertility benefits programs.

When conventional fertility benefits coverage is restrictively structured with a lifetime dollar maximum, the patient often makes poor clinical decisions that ultimately result in greater costs for the employer. Because the dollar maximum can easily be exhausted in the midst of a fertility treatment cycle, patients may elect to transfer multiple embryos because they are under financial pressure and mistakenly believe that it will optimize their chance of becoming pregnant. According to a 2015 survey conducted by Reproductive Medicine Associates of New Jersey among 1,000 nationally representative U.S. adults aged 25 to 40, or the 2015 RMANJ Report, 94% of respondents who are actively trying to have a child believe that they must use multiple embryos to increase their chance of having a child through in vitro fertilization, or IVF. The common use of multiple embryo transfer belies the fact that this procedure greatly increases the risk of multiple births and health complications among the mother and babies. One of the most common complications associated with multiples is preterm births. Preterm births significantly escalate healthcare costs, including maternity care, labor and delivery costs and NICU expenses. According to a study published in the American Journal of Obstetrics & Gynecology that analyzed the total costs of care over 400,000 deliveries between 2005 and 2010, as adjusted for inflation, the maternity and perinatal healthcare costs attributable to a set of twins are approximately $150,000 on average, more than four times the comparable costs attributable to singleton births of approximately $35,000, and often exceed this average. In the case of triplets, the costs escalate significantly and average $560,000, sometimes extending upwards of $1.0 million.

Conventional health insurance carriers also often mandate step therapy protocols and restrict access to use of advanced diagnostics and procedures, which exacerbates the inefficient utilization of dollars available under the lifetime dollar maximum and wastes valuable time on less effective treatments. A patient with mandated fertility step therapy protocol may be required to undergo three to six cycles of intrauterine insemination, or IUI, which has an average success rate range of 5% to 15%, takes place over three to six months and can cost up to $4,000 per cycle (or an aggregate of approximately $12,000 to $24,000), according to FertilityIQ.  Multiple rounds of mandated IUI is likely to exhaust the patient’s lifetime dollar maximum fertility benefits and waste valuable time before more effective IVF treatment can be pursued. Additionally, conventional fertility benefits programs generally do not cover certain advanced diagnostics and procedures that have been demonstrated to increase the likelihood of a healthy live birth. In addition to restrictive plan designs, the success of conventional fertility programs is also limited because many of the nation’s top fertility specialists do not broadly participate in conventional health insurance carriers’ networks.

The fertility process is a long, rigorous journey, both emotionally and physically. Conventional benefits programs also lack any meaningful care coordination, education or patient support. Patients and their dependents have no help in understanding the complex choices they are faced with and discerning between treatment alternatives. For example, patients are often uneducated on the health risks and financial implications associated with preterm multiple births caused by the transfer of multiple embryos. There is also limited emotional support when patients face setbacks or unexpected outcomes as the current system ignores the emotional burden of patients embarking on the path to pregnancy through assisted reproductive technology, or ART, treatments and the impact that burden has on employee productivity and the workplace. In the 2015 RMANJ Report, 55% of surveyed individuals believe infertility to be more stressful than unemployment, and 61% believe infertility to be more stressful than divorce. Another study published by European Society of Human Reproduction and Embryology reported that 50% of women with infertility reported feeling depressed most or all of the time. The current system places the heavy burden of coping with the infertility journey completely on the patient, without adequate resources for emotional and educational support.

The conventional pharmacy delivery infrastructure is not designed to address the uniqueness of fertility treatment, which requires highly coordinated and timely delivery of medication. Conventional benefits managers require extensive and multiple authorizations and have inconsistent approval processes, which can complicate and delay the provision of medications that are essential to fertility treatment. We believe that with conventional benefits programs, authorization and delivery times of one to two weeks are typical. If medications are not received on time, patients may have to wait a month or longer to commence another round of fertility treatment, wasting valuable time and money. In addition, the storage, preparation and administration of fertility medication is complex and requires extensive self-administered injections, yet most fertility benefits programs offer limited guidance and clinical support to patients around these issues. Additionally, fertility medications are often self-administered injectable drugs, and the effectiveness of a patient’s treatment may be compromised by improper storage and/or incorrect administration of their medications if the patient is not provided access to education and support.

Because of the unique challenges of infertility, including the high costs and complexity of treatment and the variability of outcomes across fertility specialists, conventional benefits solutions have been unable to optimize outcomes and efficiently utilize employers’ dollars committed to fertility. As a result, employers are facing increased demand for an expensive benefits program without the availability of an effective solution in the conventional managed care environment.

Costs Associated with Multiple Births and Poor Fertility Treatment Outcomes

Regardless of whether an employer chooses to cover fertility treatments, they end up bearing the significant medical costs associated with unanticipated multiple births and miscarriages, as well as the associated impacts on the workplace. The high number of multiple embryo transfers that conventionally occurs during IVF leads to a significant number of multiple births, which in turn is a primary cause of dangerous and expensive preterm births, the most common complication resulting from multiple births, which lead to extensive maternity and NICU costs.  In addition to multiple birth rates, the relatively higher miscarriage rate associated with IVF treatment also results in significant additional medical costs for employers and their employees, as well as emotional and physical strain on patients. As a result of these suboptimal treatment outcomes, employers also bear the related costs of increased employee absenteeism at the workplace, which is common with instances of multiples births.  Employers may not be fully aware of the causal effect and ultimate impact of suboptimal fertility care under the current solutions offered by the conventional benefits programs since these programs do not collect outcomes data from their fertility specialists and therefore cannot accurately report on their program’s performance in a timely manner.

Ability to Attract and Retain Talent

Employers are facing increasing competition to attract and retain talent as the labor market is at historically low unemployment levels. As a result, employers are enhancing their value proposition to employees by evaluating and providing benefits that are most in demand. Family building solutions are an increasing area of focus for employees, and in turn, employers.

Our Market Opportunity

We believe we have a significant opportunity to provide employers with a superior comprehensive solution that addresses the unique challenges and complexities of fertility treatment and related fertility pharmacy services.

Our core market for fertility benefits management is substantial and growing rapidly with strong tailwinds from major societal and cultural shifts, such as people starting families later in life, the growth in non-traditional paths to parenthood and other health-related burdens which have impacted the ability to have children. In addition, we believe that continued de-stigmatization of infertility, along with increased financial support from employers, will continue to drive better access to, and stronger demand for, fertility treatment services, thereby further enabling the expansion of our addressable market.

We estimate that the market for fertility treatments in the United States was approximately $6.7 billion in 2017, based on data published by the CDC regarding the number of treatment cycles and FertilityIQ’s estimate of the average cost per cycle. We estimate the potential size of the U.S. fertility market to be at least twice as large because this figure excludes those individuals who do not seek treatment for infertility. According to a recent study by Reproductive Medicine Associates of New York, approximately 50% of people suffering from infertility do not seek treatment. Furthermore, when comparing the United States to other countries, the percentage of babies born utilizing ART is materially lower, at less than 2% in the United States (where fertility treatment is not adequately covered), compared to approximately 10% in Denmark and 5% in Japan (where there is more public health funding for fertility treatment).

We contract with employers to provide fertility and family building benefits to their employees and covered dependents. We believe our addressable market consists of the approximately 8,000 self-insured employers in the United States. These 8,000 employers have a minimum of 1,000 employees, representing approximately 69 million potential covered lives in total. Our current member base of 2.1 million represents only 3% of our total market opportunity.

Regardless of whether or not these self-insured employers currently provide a fertility benefit, we believe they are prospective clients of Progyny. Further, 35% of our clients had no prior fertility coverage before adopting Progyny and 92% of our clients enhanced their coverage when they switched to Progyny. Overall, we believe our market opportunity is substantial and is continuing to grow as a result of the rising demand for fertility benefits solutions, the lack of adequate offerings in the market today and the increasing awareness of the challenges of infertility we are driving.

Our Solutions

We are redefining effective fertility and family building benefits through our purpose-built, data-driven and disruptive platform through which we offer our fertility benefits and Progyny Rx solutions. Our innovative and comprehensive fertility solution has proven to be simultaneously beneficial for our clients, our members and our network of fertility specialists. Through our differentiated approach to benefits plan design, patient education and support and active network management, our clients’ employees are able to pursue the most effective treatment from the best fertility specialists and achieve optimal outcomes in a cost-efficient manner, while our clients achieve savings in upfront treatment costs as well as reduced maternity and NICU expenses.

Fertility Benefits Solution

Differentiated Benefits Plan Design

The innovative Smart Cycle is our easy-to-understand fertility benefits design. Our Smart Cycle plan design allows members equitable access to the treatment they need and is designed to drive superior outcomes and reduce both upfront treatment and subsequent costs. Everything needed for a comprehensive fertility treatment is contained within a Smart Cycle treatment bundle, including all necessary diagnostic testing and access to the latest technology (e.g., in the case of IVF treatment, preimplantation genetic testing). We currently offer 17 different Smart Cycle treatment bundles, which may be used independently or in combination depending on the member’s need. Each Smart Cycle has a separate unit value (i.e., some have fractional values and some have whole values). Our clients contract to purchase a cumulative Smart Cycle unit value per eligible member. These can range from one to unlimited cumulative Smart Cycles units. Members can choose their preferred provider clinics within our network and utilize their Smart Cycles for whichever treatments they and their fertility specialists determine to be necessary throughout their fertility journey.

The Smart Cycle structure allows our members, together with the advice of their fertility specialists and the support of their PCAs, to select the Smart Cycle treatment bundles that align with their unique treatment needs and their intended family building pathway, without having to follow the “one size fits all” protocols common to conventional health insurance carriers, and without the worry that their desired treatment approach will not be authorized or covered for the full treatment cycle. Our comprehensive Smart Cycles, which are our proprietary treatment bundles, are assessed regularly by our Medical Advisory Board, and include access to the latest science and technologies, enabling our network of fertility specialists to utilize best practices.

Our superior clinical outcomes driven by our Smart Cycle plan design include higher rates of pregnancy and live births, as well as lower miscarriage rates and fewer multiple births.

Personalized Concierge-Style Member Support Services

Our fertility benefits solution provides members with access to significant support services that are crucial to the success of the fertility and family building journey. Before the fertility treatment process begins, and throughout every step of the fertility journey, we deliver high-touch member support services through a dedicated PCA. Our PCAs have deep fertility expertise and provide extensive clinical education, guidance and emotional support to our members. Additionally, we have an in-house clinical staff, comprised of professionals with substantial expertise in reproductive endocrinology, fertility nursing, clinical psychology and social work that design our PCA training curriculum and direct our comprehensive member experience.

Our comprehensive member portal, accessible via any desktop or mobile device, further supports the member experience by providing key educational resources and easy-to-access benefits information to our members. Our members can use the portal to securely message their PCA or access a curated library of videos, articles, podcasts and webinars on fertility and family building. The portal also offers digital solutions that help our members address the emotional effects that are often associated with infertility, including loss, self-blame, anxiety and depression. Additionally, the portal can be used to review plan coverage, benefit utilization, claim details and account balances. We believe our platform provides our members with best-in-class support services to help them navigate their fertility and family building journeys.

Selective Network of High-Quality Fertility Specialists

We have utilized our deep industry knowledge and the insights derived from our data analytics platform to establish and actively manage a national network of the leading fertility specialists in the country. Our members receive access to our selective Center of Excellence network of high-quality providers that includes approximately 800 fertility specialists who practice at approximately 600 provider clinic locations throughout the United States. Our network includes 22 of the top 25 fertility practice groups by volume in the United States according to 2017 CDC data, which was published in 2019 and is the most recent data available. Fertility specialists who are invited to join our network must meet and maintain rigorous credentialing standards and quality thresholds that we set for inclusion in our network to ensure that our members receive the highest quality of care.

Our fertility specialist network is unique in that approximately 30% of our provider clinics do not broadly participate in conventional health insurance carrier networks, meaning they contract with us and no more than one other health insurance carrier. Our national network serves members in virtually every state (two states have no practicing reproductive endocrinologists), providing extensive geographic coverage to our national employers.

Progyny Rx, an Integrated Pharmacy Benefits Solution

Progyny Rx is our integrated pharmacy benefits solution that can be added by clients that utilize our fertility benefits solution. This solution provides our members with access to the medications needed during their treatment. As part of this solution, we provide care management services, which include our formulary plan design, simplified authorization, assistance with prescription fulfillment and timely delivery of the medications by our network of specialty pharmacies, as well as medication administration training, pharmacy support services and continuing PCA support. Our single treatment and medication authorization process reduces the administrative burden, creating an efficient pharmacy solution for our members and their fertility specialists. Progyny Rx reduces dispensing and delivery time to two days to eliminate the risk of missed treatment cycles. Our single medication authorization and delivery process ensures that our members will not miss or delay cycles. We provide phone-based, clinical education and support seven days a week to ensure that our members understand any necessary medication storage requirements and administration techniques, including injection training. To further support those members that require additional education, we also offer a library of on-demand videos. Given the importance of the timely use of medication to the success of fertility treatments, and the complexity involved in administering the medications, we believe Progyny Rx provides a differentiated and effective pharmacy solution for our clients and their employees.

Robust Data Collection Process.

We believe that we are the only fertility and family building benefits company to collect data in a timely manner directly from providers on adherence to treatment protocols and clinical outcomes, including single embryo transfer rates, pregnancy rates, miscarriage rates, live birth rates, multiple birth rates, practice patterns, treatment timelines and costs per birth. Our data is used to understand the utilization of our benefits, our provider clinics’ adherence to best practices and the outcomes produced by each clinic and across our network. This data informs decisions across our platform, from services covered to our fertility network standards. The insights from our data also enable us to actively manage our fertility specialist network and ensure that our fertility specialists are utilizing best practices and optimizing outcomes. The data collection process also includes extensive member surveys, which allow us to understand and improve our member satisfaction. Finally, our data allows us to provide our clients with unique and detailed quarterly reports in order to provide full transparency into the utilization of their benefit program, their expenditures and the outcomes delivered and value created. We believe that we effectively utilize our thorough data collection and analysis process and our unique and robust data set to continuously improve the client and member experience across our platform.

Prestigious Medical Advisory Board.

Our Medical Advisory Board, comprised of nationally recognized fertility specialists who are advancing fertility science and research.  They are responsible for oversight of key clinical issues, including evaluating new fertility treatment diagnostics and procedures to ensure that our benefits design and overall program is comprehensive and is designed to drive to the best outcomes.  This review ensures that we are evaluating and covering the latest and most effective fertility treatments and identifying opportunities to improve our plan design, member experience and fertility specialists network standards.

Full Service Client Account Management.

We provide a dedicated account management team to ensure that we are delivering superior service.  Our account managers support our clients’ day-to-day needs and resolve issues that arise.  For example, to help our clients ensure that their employees are fully aware of the Progyny program, our account management teams work with our clients to create co-branded materials to support health fairs, open enrollment events and other employee communications. The account management team also attends open enrollment benefits fairs and other health fairs throughout the year and hosts virtual open enrollment webinars for members to attend live or on-demand. Our account management team also reviews all quarterly and annual program reports with our clients to reinforce the transparency we provide to clients into their expenditures and outcomes and to review and quantify the value created by our solutions. We believe our account management services, including our detailed client reporting, plays an important role in helping us maintain and strengthen our client relationships.

Ease of Integration for Our Clients.

Once we are selected by an employer to manage their fertility and family building benefit, our solution is easy to implement as part of their broader pre-tax medical benefits package. Integrating our solution involves only a small commitment of our client's time (typically only six to ten hours over the course of six weeks). Facilitating the ease of integration is the fact that we have developed multiple integration solutions that allow us to integrate with any health plan or health insurance carrier, reducing significant time and expense for our clients. Our ability to integrate our solution with our clients' health insurance coverage allows our benefit to be offered to employees on a pre-tax basis, providing our members with significant savings in comparison to a post-tax reimbursement.  We believe our ability to integrate our benefits solutions with all of the large national health insurance carriers is a differentiating factor within the industry.

Surrogacy and Adoption Reimbursement Program

We also offer a surrogacy and adoption reimbursement program.  We can manage the reimbursement of surrogacy and adoption expenses for those clients who offer such reimbursement benefits.  For these programs, employers designate a specific lifetime dollar amount toward surrogacy and/or adoption services for their employees.  We then administer the expense reimbursement to employees up to this dollar amount.  We work with our clients to determine what expenses related to adoption and/or surrogacy will be covered under their plan, thereby alleviating their administrative burden.  Examples of reimbursement expenses typically include agency fees, surrogacy fees, travel expenses and healthcare expenses for the surrogate.

Our Value Proposition

We believe that our competitive success is a function of our ability to concurrently: (1) provide tangible financial value to our clients; (2) deliver a better and more supported fertility journey to our members; and (3) provide value to, and work collaboratively with, the nation’s finest fertility specialists.

We Provide Measurable Value to Our Employer Clients

•

Substantial and Measurable Financial Value.  Our superior clinical outcomes drive savings in both upfront fertility treatment costs (due to our higher live birth rates) as well as subsequent maternity and NICU expenses for our clients (due to our lower multiple birth rates).

•

Progyny Rx Savings.  Progyny Rx delivers unit cost savings of between 10% and 20% to our clients, and additional savings of approximately 8% based on a reduction in unnecessary quantities of medication dispensed.

•

Employee Productivity and Retention.  Our solution addresses employee absenteeism, poor productivity, and the lack of employee retention driven by the stress of suffering from infertility (and undergoing fertility treatment) as well as the back-to-work issues related to multiple births. Our members are able to receive the most effective treatments more quickly and have access to high-touch member support services through our PCAs, thereby reducing the physical and emotional rigors of infertility and its treatment.

•

Appeal to Existing and Prospective Employees.  Better fertility benefits programs can be a key component of enhancing a company’s overall benefits and an important tool in its recruiting efforts and in helping retain key talent. An appealing feature of the Progyny benefit from an employee retention perspective is that the benefit is both comprehensive and is accessible by all groups across an employee population. The level of employee satisfaction we provide is important for any employer focused on employee retention.

We Provide Meaningful Value to Our Members

•

Superior Clinical Outcomes.  Our members experience healthier pregnancies (with significantly increased utilization of single embryo transfer) and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

			Progyny In‑Network
		Progyny In‑Network	Provider Clinic
	National Averages	Provider Clinic	Averages
	for All Provider	Averages	for Progyny
Outcome	Clinics	for All Patients	Members Only(4)
Single embryo transfer rate(1)	49.5%	53.1%	89.0%
Pregnancy rate per IVF transfer(2)	52.5%	54.6%	60.7%
Miscarriage rate(2)	18.5%	18.2%	10.2%
Live birth rate(3)	43.3%	45.3%	54.5%
IVF multiples rate(3)	16.1%	15.4%	3.6%

(1)	Calculated based on the Society for Assisted Reproductive Technology, or SART, 2017 National Summary Report, published in 2019.
(2)	Calculated based on CDC, 2016 National Summary and Clinic Data Sets, published in 2018.
(3)	Calculated based on CDC, 2017 National Summary and Clinic Data Sets, published in 2019.
(4)	Calculated based on the 12-month period ended December 31, 2018.
•

Comprehensive Coverage.  We provide all individuals with access to comprehensive coverage. Our Smart Cycle design ensures that members always have coverage for a full treatment cycle as their access to treatment is not limited by a dollar maximum that could be exhausted mid-treatment. Additionally, members have access to the latest technologies and procedures, which are reviewed and approved by our Medical Advisory Board.

•

Access for All Members and Dependents.  Smart Cycles are available to be utilized across all employee groups, including populations not typically covered, such as LGBTQ+ individuals and single mothers by choice.

•

Equitable Access to Care.  Our Smart Cycle design ensures members receive fair and balanced access to care that is not dependent on where members live, how expensive a fertility specialist is or which specific treatments are required.

•

High-Touch Concierge Member Experience.  We provide our members with high-touch, end-to-end concierge support, including logistical assistance, clinical guidance  and emotional support through our PCAs and our in-house clinical staff.

•

Access to Selective, Premier Fertility Specialist Network.  Our solution provides members with access to the nation’s most desired fertility providers, including approximately 800 fertility specialists who practice at approximately 600 provider clinic locations throughout the United States. Our network includes 22 of the top 25 fertility practice groups by volume in the United States according to 2017 CDC data. In addition, approximately 30% of our provider clinics do not broadly participate in conventional health insurance carrier networks.

•	Integrated Pharmacy Benefits Solution. Progyny Rx provides members with a simplified authorization process, timely medication delivery and member support from pharmacy clinicians seven days a week.

We Provide Meaningful Value to Our Fertility Specialists

•

Members Supported With a Comprehensive Benefit.  Our solutions allow our members to arrive at their fertility specialist with a fully-covered course of treatment and the flexibility to utilize the latest approved technologies and best practices via our comprehensive Smart Cycle benefits plan design. These members are also educated on the use of best practices and are supported by PCAs along their fertility journey.

•

Eliminate Step Therapy Protocols.  Our network of fertility specialists have access to the latest science and technologies through our innovative Smart Cycles, which free our fertility specialists from having to follow the ineffective protocols common to conventional coverage and allow them to pursue the most effective treatments first, thereby saving time and money.

•

Simplified Administration.  Once a Smart Cycle treatment is authorized, fertility specialists within our network are able to prescribe the optimal treatment plan without any need for pre-certification or pre-authorization.

•

Superior Clinical Outcomes.  Outcomes for Progyny members across our fertility specialist network are superior to the average outcomes that these same provider clinics report to the CDC for all of their patients. For example, as shown in the prior table, the in-network average live birth rate for Progyny members is 54.5%, as compared to the 45.3% average live birth rate for all of the patients at those same clinics.

•

Eliminating Financial Risk Associated With Collections.  We assume full responsibility for the collection of all members’ deductibles and coinsurance, thereby eliminating the burden and cost of collection (and bad debt expense) for member payments that our provider clinics otherwise would experience.

•	Data Sharing and Reporting. We produce clinic scorecards quarterly with key performance indicators that allow fertility specialists to compare their results with peer averages.
•

Higher Volumes and Improved Financial Performance.  Fertility specialists in our network often experience an increase in patient volume, and because of our comprehensive benefits design, an increase in the number of patients who progress from consultation to treatment.

Our Competitive Strengths

Market Leadership

We are a leading benefits management company specializing in fertility and family building benefits solutions in the United States, with a client base of over 130 self-insured employer clients representing approximately 2.1 million members. We drive superior clinical outcomes for our members including higher pregnancy success rates, lower miscarriage rates, fewer multiple births and a higher live birth rate. We are a recognized and trusted brand and believe that our leadership and market differentiation is evidenced by our retention of substantially all of our clients since we first began offering our fertility benefits solutions in 2016.

Differentiated Model Drives Superior Clinical Outcomes at Reduced Overall Cost

In contrast to conventional fee-for-service coverage, which is designed to simply contain utilization, our case management-driven benefits model is comprehensive, does not exhaust coverage mid treatment cycle, includes access to the latest technologies and best clinical practices and drives superior outcomes. The success of our plan design in driving more favorable outcomes is evidenced by the fact that outcomes for Progyny members across our fertility specialist network are superior to the average outcomes that these same provider clinics report to the CDC for all of their patients.

In addition to the tangible medical and pharmacy cost savings, our clients are also able to avoid some of the indirect costs of infertility such as employee absenteeism and loss of productivity caused by stress and depression, as well as lack of employee retention caused by multiple births.

Superior Member Experience

We believe that a key differentiator of our services is our concierge member support delivered by our PCAs who are unique to our platform and a valuable resource to our members. PCAs provide meaningful education, clinical guidance and emotional support for our members and are available throughout the member's fertility and family building journey. In addition, the member experience is tailored to meet the unique needs of our clients' employees and the PCAs have expertise in fertility treatment issues uniquely affecting LGBTQ+ individuals, single mothers by choice and individuals looking to pursue surrogacy or adoption.

Selective, Premier Fertility Specialist Network

Our fertility specialists are thought leaders in the treatment of fertility and are driving differentiated outcomes for our members. Because of the unique Progyny benefits design, our fertility specialists can utilize the most effective treatment for members the first time, without the restrictions of conventional benefits programs. Our network includes 22 of the top 25 fertility practice groups by volume in the United States according to 2017 CDC data.

Value-Added Integrated Pharmacy Program

We more effectively manage the complex fertility medication process through a single authorization mechanism for fertility treatments and the related prescription drugs, with guaranteed timely delivery and extensive clinical support around drug storage and administration techniques, including injection training, seven days a week. In addition to the unit-cost savings we deliver through our negotiated formulary rates, we also employ an innovative cost containment program that has enabled our clients and members to save additional costs through the reduction in overprescribing that is typical of conventional fertility pharmacy management.

Purpose-Built, Data-Driven and Disruptive Platform

The outcomes data we collect and analyze provides insights across our business, including the creation and management of our plan design and clinical protocols to ensure the efficiency of employer expenditures. We also manage our fertility specialist network and ensure adherence to Progyny practice standards based on this data to ensure that fertility specialists are driving improved clinical outcomes and member satisfaction.

A key differentiator of our solution is our in-depth client reporting. We synthesize our data into comprehensive reporting for our employer clients so that they can see the detail of the utilization of the benefit by their employees, their expenditures, the outcomes and value created and their employees' satisfaction with the experience. We believe we are the only benefits manager that tracks fertility outcomes from medical record data on a timely basis, and we believe this unique data reporting to be important for our employer clients to understand why Progyny offers a superior solution.

Highly Scalable Platform

Since launching our benefits solution, we have increased our client base every year without any dilution to or decrease in the level and quality of services. Once we begin providing services to a client, we believe it is difficult for our clients to replicate our outcomes with another solution. In addition, we have been able to add new solutions and technologies to our offering while sustaining this growth and believe our platform is capable of continuing to rapidly adopt more clients without meaningful infrastructure enhancements.

Deeply Experienced Management Team with Strong Culture

Our management team has extensive operational experience and background in healthcare, technology and services. Additionally, our sales, support and development teams have significant healthcare, technology and benefits experience and are a key competitive advantage to our success. Their demonstrated track record of success in running public companies and scaling growth organizations will allow us to continue to be leaders in our industry.

A large part of our continued success is driven by our unique culture and the dedication and commitment of our Progyny team. We have been recognized by Modern Healthcare as one of the Best Places to Work in Healthcare in 2018 and 2019, positioning us well to continue to attract and retain top talent.

Our Growth Strategy

Expand Our Client Base

We intend to continue increasing our client base of self-insured employers throughout the United States by leveraging our experienced salesforce and strong relationships with benefits consultants. We believe we have an addressable market of approximately 8,000 potential self-insured employer clients in the United States and, with our current base of over 130 clients, are still in the early stages of our growth trajectory. Importantly, as we have continued to grow, we have meaningfully diversified our client base across an array of different industries. We are expanding our client base within each industry that we serve, and have an industry-specific strategy, which enables us to most effectively target our addressable market. Additionally, we believe that our expanding presence has resulted in a heightened awareness of fertility benefits and has informed the market of the value we provide to our employer clients and our members, which we believe also helps facilitate growth.

Capitalize on Embedded Growth Potential within Our Existing Client Base

Because of how our revenue model is structured, we believe we are positioned to realize organic revenue growth as our clients and their respective employee bases grow and utilize more fertility treatment services as a result. A meaningful portion of our clients have grown, and we believe many of them will continue to grow. In addition, we have historically realized similar utilization trends of fertility services for new members compared with existing members on a same client basis. We believe the combination of these factors results in meaningful and sustainable embedded growth potential well into the future.

Expansion of Progyny Benefits Solutions within Our Existing Client Base

We believe we will continue to see growth from existing clients that add incremental services to their fertility benefits program. For example, a client can expand the fertility benefits they offer to their employees by increasing the number of Smart Cycles they contract for. In addition, our fertility benefits solution clients can purchase our add-on Progyny Rx solution. We introduced Progyny Rx in the third quarter of 2017 and went live with a select number of clients in January 2018. Currently, 70% of our clients are utilizing this solution, including 75% of the clients we signed in 2019. We believe our sales and marketing capabilities play an important role in informing and educating clients about the additional value and impact we can provide to them and their members by enhancing their benefit program.

New Services and Addressable Markets to Enhance the Depth and Breadth of Our Comprehensive Fertility Offering

As we continue to grow and expand our client base, we are continuously evaluating the latest evolving trends to find ways we can better serve the needs of existing and new potential clients and their employees. We believe we are uniquely positioned to do this for several reasons. First, we believe the combination of our Medical Advisory Board and our selective network of high-quality fertility specialists, as well as the data we collect and analyze, provides us with differentiated insights into fertility care delivery and support. In addition, we believe we have positive and collaborative relationships with our clients that offer us additional insights into their needs. We believe the combination of these factors, coupled with our demonstrated track record of adding more services to our benefits design, highlights that we are well positioned to do so in the future. To date, we have identified several ways we believe we can potentially expand our offering and expand our client base in the future. We will continue to evaluate opportunities as our platform continues to expand.

Our Clients

We currently serve over 130 self-insured employers in the United States across more than 25 industries. Our current clients, who are industry leaders across both high-growth and mature industries and range in size from 1,000 to 250,000 employees, represent approximately 2.1 million covered lives.

In 2019, 2018 and 2017, each of our largest three clients represented more than 10% of our total revenue. For the years ended December 31, 2019, 2018 and 2017, Google Inc. accounted for 16%, 24% and 45% of our total revenue, respectively. In addition, Amazon.com, Inc. accounted for 15% of our total revenue for the year ended December 31, 2019.   Finally, Microsoft Corporation accounted for 10% and 14% of our total revenue for the years ended December 31, 2019 and December 31, 2018, respectively.

Our clients represent a large proportion of companies identified by FertilityIQ as the “best companies to work for as a fertility patient” in their 2019-2020 industry study. We believe that our employer clients are thought leaders in their respective industries and are creating a network effect that is helping to drive more widespread adoption of fertility benefits in their specific industries

We have clients in the technology, consumer retail, industrial, healthcare, media, insurance, legal, food and beverage, financial services, life sciences, professional services, energy, manufacturing, logistics, transportation, real estate, nonprofit and hospitality sectors.

Substantially all of our clients have renewed their benefits management contracts since our initial benefits offerings launched in 2016. The majority of our clients have signed multi-year contracts or contracts that renew automatically on an annual basis.

Given that the majority of our clients contract with us for a January 1st benefits plan start date, our sales cycle follows the conventional healthcare benefits cycle, which largely concludes by the end of October of the prior year to allow for benefits education and annual open enrollment to occur. In the 2019 sales cycle, more clients have opted for comprehensive coverage, with substantially all of our new clients electing for Progyny Rx, multiple Smart Cycles and/or egg-freezing.

Our Competitive Landscape

We believe we are the leader in the market for employer-sponsored fertility benefits and family building solutions.

We believe we compete favorably based on the following competitive factors:

•	the value and comprehensiveness of the benefits solution and superior outcomes for employees;
•	benefits plan design;
•	access for all employees and their dependents, including LGBTQ+ and single mothers by choice;
•	equitable access to care across geographies;
•	treatment plans that maximize effectiveness and achieve desired outcomes;
•	member experience, including unlimited dedicated patient education, clinical guidance and emotional support;
•	access to a network of high-quality fertility specialists;

•	data reporting and sharing; and
•	access to an integrated pharmacy solution.

While we do not believe any single competitor offers a comparably robust, integrated fertility and family building benefits solution, we compete primarily with health insurance companies and benefits administrators that also provide fertility benefits management services as part of their overall healthcare coverage. These competitors include conventional health insurance carriers, such as UnitedHealthcare, Cigna, Aetna and members of the Blue Cross Blue Shield Association.

Other competitors who currently provide fertility benefits management services to employers include WIN Fertility and Optum Fertility Solutions.

Our solutions are structured as a pre-tax benefit program integrated into employers’ overall employee medical insurance, which is unique compared to the offerings of benefits managers new to the industry that do not have integrated health insurance carrier solutions. These emerging companies, such as Carrot Fertility and Maven Clinic, currently offer employees post-tax reimbursement programs for fertility benefits. In addition to our unique plan design, member support and fertility specialist network, one of the key structural differences between our pre-tax benefit and their post-tax reimbursement programs is that the individual receiving reimbursement for fertility treatments must pay income taxes on the amount of that reimbursement for the post-tax programs.

Sales and Marketing

We sell our solutions through our sales organization and, in many cases, we leverage our relationships with top benefits consultants to establish relationships with potential clients. Our sales team has broad experience in health benefits management and extensive long-term relationships with industry participants and benefits executives at large employers. Our sales team is organized principally by geography and account size and is responsible for identifying potential clients and managing the overall sales process. The success and effectiveness of our sales team is evidenced by the over 50 new clients that we added in 2019, and the fact that approximately 65% of our current clients terminated their existing fertility coverage to switch to Progyny.

We generate client leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target human resource, benefits and finance executives in addition to health professionals and senior business leaders. Our principal marketing programs include learning opportunities for potential members, demand generation, field marketing events, integrated marketing campaigns (including direct email and online advertising) and participation in industry events, trade shows and conferences. We also benefit from strong referrals as several of our prominent clients have publicly endorsed Progyny and discussed the value they and their members receive.

Government Regulation

As a participant in the health care industry, we are required to comply with extensive and complex U.S. laws and regulations at the federal and state levels. Although many regulatory and governmental requirements do not directly apply to our business, our clients are required to comply with a variety of U.S. laws, and we may be affected by these laws as a result of our contractual obligations. We have attempted to structure our operations to comply with laws, regulations and other requirements applicable to us directly and to our clients, members, fertility specialists and specialty pharmacies, but there can be no assurance that our operations will not be challenged or impacted by enforcement initiatives.

Healthcare Reform

It is uncertain how our operations will be affected by the changing political, legislative, and regulatory landscapes, as well as other influences impacting the healthcare industry. While the most salient vehicle for healthcare reform, the Patient Protection and Affordable Care Act, or ACA, does not directly regulate our business as a benefit area, it does affect the coverage and plan designs that are or will be provided by certain insurance carriers and certain of our clients, as well as the overall reimbursement environment for healthcare providers. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Further, the United States Supreme Court announced on March 2, 2020 that it will consolidate two cases regarding the constitutionality of the ACA. It is unclear when a decision is expected to be made. Other health reform efforts have been proposed by members of Congress, such as measures that would expand the role of government-sponsored coverage, including further reform to the ACA, as well as single payer or so-called “Medicare-for-All” proposals, which could have far-reaching implications for the healthcare industry if enacted.

We are unable to predict how the full impact of healthcare reform initiatives events will ultimately be resolved and what the potential impact may be on our business and on our relationships with current and future clients, insurance carriers, and healthcare providers.

Licensing Requirements

Many states have licensure or registration requirements for entities providing third-party administrator, or TPA, or pharmacy benefit management, or PBM, services. Given the nature and scope of the solutions and services that we provide, we are required to maintain TPA and PBM licenses and registrations in certain jurisdictions and to ensure that such licenses and registrations are in good standing on an annual basis. These licenses require us to comply with the rules and regulations of the governmental bodies that issued such licenses. Our failure to comply with such rules and regulations could result in administrative penalties, the suspension of a license, or the loss of a license, all of which could negatively impact our business.

Separately, states impose licensing requirements on insurers, risk-bearing entities, and insurance agents, as well as those entities that provide utilization review services. We do not believe that our services require us to be licensed under these state laws. We are unable to predict, however, how our services may be viewed by regulators over time, how these laws and regulations will be interpreted, or the full extent of their application. If a regulatory authority in any state determine that the nature of our business requires that we be licensed under such state laws, we may need to restructure our business to comply with any related requirements.

Fraud and Abuse Laws.  Many of our clients, insurance carriers, and network healthcare providers are impacted directly and indirectly by certain fraud and abuse laws, including the federal anti-kickback and false claims laws. Because the solutions we provide are not reimbursed by government healthcare payors, such fraud and abuse laws generally do not directly apply to our business. However, many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. For example, certain states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payor.

ERISA.  The Employee Retirement Income Security Act of 1974, or ERISA, regulates certain aspects of employee pension and health benefits plans, including self-funded corporate health plans, sponsored by our clients, with which we have agreements to provide TPA services. We believe the conduct of our business vis-a-vis these plans is not generally subject to the fiduciary obligations of ERISA. However, there can be no assurance the United States Department of Labor, or the DOL, which is the agency that enforces ERISA, would not in the future assert that the fiduciary obligations imposed by ERISA apply to certain aspects of our operations or courts would not reach such a ruling in private ERISA litigation. In addition to its fiduciary provisions, ERISA has broad preemptive effect and has been held to preempt state laws imposing transparency requirements on PBMs. ERISA also imposes civil and criminal liability on service providers to health plans subject to ERISA and certain other persons with relationships to such plan if certain forms of illegal or prohibited remuneration are made or received by such service providers or other persons. These provisions of ERISA are similar, but not identical, to the healthcare anti-kickback laws described above, although ERISA lacks the statutory and regulatory “safe harbor” exceptions incorporated into the healthcare anti-kickback laws. Like the healthcare anti-kickback laws, the corresponding provisions of ERISA are broadly written and their application to particular cases can be uncertain. Employee benefits plans subject to ERISA are subject to certain rules, published by the DOL, including certain reporting requirements for direct and indirect compensation received by plan service providers. However, many self-funded health plans such as the plans that we have contracts with are exempt from these reporting requirements under current law. At this time, we are unable to predict whether the DOL will issue additional regulations or guidance on reporting or which additional regulations, if any, may be proposed in formal rulemaking by the DOL.

Prompt Pay Laws.  Certain states have laws regulating the amount of time that may elapse from when a third-party payor receives a claim for services rendered to when those services are paid. Many of these state laws do not apply to our business as these laws are preempted by ERISA or otherwise exempt entities like us that provide TPA-only services.

Network Adequacy and Access.  Certain states and government programs have laws regulating healthcare provider networks in order to ensure adequacy and access for beneficiaries and providers. These laws may affect us and our payor clients in network design and management. If we do not comply, we could face enforcement action or other penalties.

Requirements Regarding the Privacy and Security of Personal Information

HIPAA Privacy and Security Requirements.  There are numerous federal and state laws and regulations related to the privacy and security of health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or collectively referred to as HIPAA, establish privacy and security standards that limit the use and disclosure of certain individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information.

As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of the regulations as a “Business Associate.” When acting as a Business Associate under HIPAA, to the extent permitted by applicable privacy regulations and contracts and associated Business Associate Agreements with our clients, we are permitted to use and disclose protected health information to perform our solutions and for other limited purposes, but other uses and disclosures, such as marketing communications, require written authorization from the patient or must meet an exception specified under the privacy regulations.

Other Privacy and Security Requirements.  In addition to HIPAA, numerous other federal and state laws govern the collection, dissemination, use, access to and confidentiality of personal information, some of which may be applicable to our business. Certain federal and state laws protect types of personal information that may be viewed as particularly sensitive. For example, New York’s Public Health Law, Article 27-F protects information that could reveal confidential HIV-related information about an individual. State laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities. Further, California recently enacted the California Consumer Privacy Act, or CCPA, which went into operation on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.

Data Protection and Breaches.  Laws in all 50 states require businesses to provide notice to clients whose personally identifiable information has been disclosed as a result of a data breach. Most states require holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals or the state’s attorney general. A non-permitted use or disclosure of protected health information is presumed to be a breach under HIPAA unless the Covered Entity or Business Associate establishes that there is a low probability the information has been compromised consistent with requirements enumerated in HIPAA. As a Business Associate under HIPAA, we are required to report breaches of unsecured protected health information to Covered Entities within 60 days of discovery of the breach or such shorter period as set forth in the applicable Business Associate Agreement .

HIPAA Transaction and Identifier Standards.  HIPAA and its implementing regulations mandate format and data content standards and provider identifier standards (known as the National Provider Identifier) that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. The U.S. Department of Health and Human Services, or HHS, now requires the use of updated standard code sets for diagnoses and procedures known as the ICD-10 code sets. Enforcement of compliance with these standards falls under HHS and is carried out by the Centers for Medicare & Medicaid Services, or CMS. In the event new requirements are imposed, we will be required to modify our systems and processes to accommodate these changes.

Consumer Protection Laws.  Federal and state consumer protection laws are being applied increasingly by the Federal Trade Commission, or FTC, Federal Communications Commission, or FCC, and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or health information, through websites or otherwise, and to regulate the presentation of website content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements to our members that describe how we handle personal information and choices members may have about the way we handle personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences.

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

Intellectual Property

We rely on trademarks, copyrights, trade secrets, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as our relationships with providers and clients, unique benefits model, ability to track outcomes and creation of resources for all constituents, along with the skills and ingenuity of our employees, are larger contributors to our success our company. Other than the trademark Progyny (and design), Smart Cycle and UnPack It, which are not subject to any known rights of others, including any impairments, assignments or pledges, we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets.

Seasonality

Given that the majority of our clients contract with us for a January 1st benefits plan start date, the first quarter has historically been the strongest in terms of sequential quarterly growth. We have in the past and expect in the future to experience seasonal fluctuations in our revenue as more members choose to start their fertility journey while also seeking to minimize their out of pocket costs as the calendar year progresses.

Working Capital

Our working capital is affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

Our Employees

As of December 31, 2019, we had 167 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages.

Our Corporate Information

We were incorporated in Delaware in 2008 under the name Auxogen Bioscience, Inc. In 2010, we changed our name to Auxogyn, Inc., and in 2015 we changed our name to Progyny, Inc. Our principal executive offices are located at 1359 Broadway, New York, New York 10018, and our telephone number is (212) 888-3124. Our website address is www.progyny.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

We completed our initial public offering, or our IPO, in October 2019, and our common stock is listed on the Nasdaq Global Select Market under the symbol “PGNY.”

Available Information

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (including amendments to those reports), proxy statements, and other information. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. We make available on our website at investors.progyny.com, under “Financials—SEC Filings,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider all of the information in this Annual Report on Form 10-K, including the sections titled “Cautionary Note Regarding Forward-Looking Statements,” and Part II, Item 7.“Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The risks described below are not the only ones we face. Any of the following risks could materially and adversely affect our business, financial condition and results of operations, the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

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

We experienced net losses from 2015 to 2019. Our net loss from continuing operations was $(8.6) million and $(5.1) million and for the years ended December 31, 2019 and 2018, respectively. While we have experienced significant revenue growth since 2016, we are not certain whether we will obtain sufficient levels of sales to sustain our growth or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to incrementally expand our sales and client account management teams to educate potential clients and drive new client adoption, as well as enhance the scope of Progyny benefits within our existing client base. We also expect to incur additional costs as we introduce new solutions and services to enhance our comprehensive fertility offering. We will also face increased compliance costs associated with growth, the expansion of our client base and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to sustain profitability, the value of our business and common stock may significantly decrease.

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

To increase our revenue, we must continue to attract new clients. Our ability to do so depends in large part on the success of our sales and marketing efforts, and the success of attracting industry leaders in diversified sectors, which could prompt others in the same sectors to follow suit to remain competitive. Potential clients may seek out other options; therefore, we must demonstrate that our solutions are valuable and superior to alternatives. If we fail to provide high-quality solutions and convince clients of the benefits of our model and value proposition, we may not be able to attract new clients. The market for our solutions could decline or grow more slowly than we expect due to general economic conditions, outbreaks of contagious diseases, a decrease in business investments, including spending on employee benefits, and other factors. If the markets for our solutions decline or grow more slowly than we expect, or if the number of clients that contract with us for our solutions declines or fails to increase as we expect, our financial results could be harmed. As the markets in which we participate mature, fertility solutions and services evolve and competitors begin to enter into the market and introduce differentiated solutions or services that are perceived to compete with our solutions, particularly if such competing solutions are adopted by an industry leader in a particular sector, our ability to sell our solutions could be impaired. As a result of these and other factors, we may be unable to attract new clients, which would have an adverse effect on our business, financial condition and results of operations.

Our business depends on our ability to retain our existing clients and increase the adoption of our services within our client base. Any failure to do so would harm our business, financial condition and results of operations.

As part of our growth strategy, we are focused on retaining and expanding our services within our existing client base. A client can expand the fertility benefits they offer to their employees a number of ways, including by adding egg freezing or increasing the number of Smart Cycle units under their benefits plan (i.e., from two to three Smart Cycles per household). For example, 6% of our existing 2019 clients increased their Smart Cycle benefit for their 2020 benefits plan year. In addition, our fertility benefits solution clients can purchase our add-on Progyny Rx solution. We went live with Progyny Rx in 2018 and 70% of our clients have now launched this solution, including approximately 75% of the clients we signed in 2019.

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

We currently serve over 130 self-insured employers in the United States across more than 25 industries. In 2019 and 2018, each of our largest three clients represented more than 10% of our total revenue. For the years ended December 31, 2019 and 2018, one of our clients accounted for 16% and 24% of our total revenue, respectively. In addition, another client accounted for 15% of our revenue for year ended December 31, 2019.  Finally, a third client accounted for 10% and 14% of our total revenue for the years ended December 31, 2019 and 2018, respectively. Engagement with these clients is generally covered through contracts that are multi-year in duration. One or more of these clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.

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

The health benefits industry may be subject to negative publicity, which can arise from, among other things, increases in premium rates, industry consolidation, cost of care initiatives, drug prices and the ongoing debate over the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Further, the United States Supreme Court announced on March 2, 2020 that it will consolidate two cases regarding the constitutionality of the ACA. It is unclear when such oral arguments are to be held and when a decision is expected to be made. In addition, negative publicity may result in increased regulation and legislative review of industry practices, which may further increase our costs of doing business and adversely affect our profitability. For example, PBM programs and drug rebates have recently been criticized as leading to a lack of transparency about the true cost of a drug, and this negative publicity may lead to regulatory changes that could potentially affect our business and operations. Negative public perception or publicity of the health benefits industry in general, the insurance carriers with whom we integrate our solutions, or us could adversely affect our business, financial condition and results of operations.

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

We do not control or impact the level of utilization of our solutions for each of our clients, in particular for newer clients. A significant reduction in the number of members using our solutions could adversely affect our business, financial condition and results of operations. Factors that could contribute to a reduction in the use of our solutions include: reductions in workforce by existing clients; general economic downturn that results in business failures and high unemployment rates; outbreaks of contagious diseases; employers no longer offering comprehensive health coverage or offering alternative solutions such as coverage on a voluntary, employee-funded basis; federal and state regulatory changes; changes to taxability of medical benefits; failure to adapt and respond effectively to changing medical landscape, changing regulations, changing client needs, requirements or preferences; premium increases and benefits changes; negative publicity, through social media or otherwise and news coverage.

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

We have experienced significant growth since the launch of our fertility benefits solution in 2016. Revenue and our client base may not grow at the same rates they historically have, or they may decline in the future. Our future growth will depend, in part, on our ability to:

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

Unfavorable changes in our industry or in the United States economy could have a negative effect on ours and our clients’ and potential clients’ results of operations. Negative conditions in the general economy in the United States, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, could cause a decrease in business investments, including spending on employee benefits, and negatively affect the growth of our business. In addition, unfavorable economic conditions could result in the cancellation by certain clients or material defaults by members on their cost share. Further, economic conditions including interest rate fluctuations, changes in capital market conditions and regulatory changes, such as the taxability of medical benefits like ours, may affect our ability to obtain necessary financing on acceptable terms. In addition, the increased pace of consolidation in the healthcare industry may result in competitors with greater market power. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

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

We have attempted to structure our operations to comply with laws, regulations and other requirements applicable to us directly and to our clients and vendors, but there can be no assurance that our operations will not be challenged or impacted by regulatory authorities or enforcement initiatives. We have been, and in the future may become, involved in governmental investigations, audits, reviews and assessments. Any determination by a court or agency that our solutions or services violate, or cause our clients to violate, applicable laws, regulations or other requirements could subject us or our clients to significant administrative, civil or criminal penalties. Such a determination also could require us to change or terminate portions of our business, disqualify us from serving clients that do business with government entities, or cause us to refund some or all of our service fees or otherwise compensate our clients. In addition, failure to satisfy laws, regulations or other requirements could adversely affect demand for our solutions and could force us to expend significant capital, research and development and other resources to address the failure. Even an unsuccessful challenge by regulatory and other authorities or parties could be expensive and time-consuming, could result in loss of business, exposure to adverse publicity, and injury to our reputation and could adversely affect our ability to retain and attract clients. If we fail to comply with applicable laws, regulations and other requirements, our business, financial condition and results of operations could be adversely affected. Such non-compliance could also require significant investment to address and may prove costly. There are several additional federal and state statutes, regulations, guidance and contractual provisions related to or impacting the healthcare industry that may apply to our business activities directly or indirectly, including, but not limited to:

•     Licensing and Licensed Personnel. Many states have licensure or registration requirements for entities acting as a third-party administrator, or TPA, and PBMs. The scope of these laws differs from state to state, and the application of such laws to the activities of TPAs and PBMs is often unclear. Given the nature and scope of the solutions and services that we provide, we are required to maintain TPA and PBM licenses and registrations in certain jurisdictions and to ensure that such licenses and registrations are in good standing on an annual basis. We are licensed, have licensure applications pending before appropriate regulatory bodies, are exempt from licensure or registration, or are otherwise authorized under such laws in those states in which we provide our TPA and PBM services. These licenses require us to comply with the rules and regulations of the governmental bodies that issued such licenses. Our failure to comply with such rules and regulations could result in significant administrative penalties, the suspension of a license, or the loss of a license, all of which could negatively impact our business. Additionally, from time to time, legislation is considered that would purport to declare a PBM a fiduciary with respect to its clients. While the validity of such laws is questionable and we do not believe any such laws are currently in effect, we cannot predict what effect, if any, such statutes, if enacted, may have on our business and financial results.

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

•     Other Privacy and Security Requirements. In addition to HIPAA, numerous other federal and state laws govern the collection, dissemination, use, access to and confidentiality of personal information, some of which may be applicable to our business. Certain federal and state laws protect types of personal information that may be viewed as particularly sensitive. For example, New York’s Public Health Law, Article 27-F protects information that could reveal confidential HIV-related information about an individual. In many cases, state laws are more restrictive than, and not preempted by, HIPAA, and may allow personal rights of action with respect to privacy or security breaches, as well as fines. State laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities. Further, California recently enacted the CCPA, which went into operation on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

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

Additionally, under HIPAA, Covered Entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach by a Covered Entity or its agents. Notification also must be made to OCR and, in certain circumstances involving large breaches, to the media. Business Associates must report breaches of unsecured protected health information to Covered Entities within 60 days of discovery of the breach by the Business Associate or its agents or such shorter period as set forth in the applicable Business Associate Agreement. A non-permitted use or disclosure of protected health information is presumed to be a breach under HIPAA unless the Covered Entity or Business Associate establishes that there is a low probability the information has been compromised consistent with requirements enumerated in HIPAA.

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

•     Fraud and Abuse Laws. Many of our clients, insurance carriers, and network healthcare providers are impacted directly and indirectly by certain fraud and abuse laws, including the federal Anti-Kickback Statute, the Physician Self-Referral Law, commonly referred to as the Stark Law, and the False Claims Act, as well as their state equivalents. Because the solutions and services we provide are not reimbursed by government healthcare payors, such fraud and abuse laws generally do not directly apply to our business, however, some laws may be applicable. For example, certain states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payor.

The laws, regulations and other requirements in this area are both broad and vague and judicial interpretation can also be inconsistent. We review our practices with regulatory experts in an effort to comply with all applicable laws, regulatory and other requirements. However, we are unable to predict how these laws, regulations and other requirements will be interpreted or the full extent of their application, particularly to services that are not directly reimbursed by federal healthcare programs. Any determination by a federal or state regulatory authority that any of our activities or those of our clients or vendors violate any of these laws or regulations could subject us to significant administrative, civil or criminal penalties, damages, disgorgement, monetary fines or imprisonment, require us to enter into corporate integrity agreements or similar agreements with ongoing compliance obligations, disqualify us from providing services to clients that are, or do business with, government programs and/or have an adverse impact on our business, financial condition and results of operations. Even an unsuccessful challenge by a regulatory authority of our activities could result in adverse publicity and could require a costly response from us.

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

All of our revenue is derived from the healthcare industry, which is highly regulated and subject to changing political, legislative, regulatory and other influences. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. For example, while ACA does not directly regulate our business as a benefit area, it does affect the coverage and plan designs that are or will be provided by certain insurance carriers and certain of our clients, taxability of such plans, as well as the overall reimbursement and drug pricing environment for healthcare providers. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Further, the United States Supreme Court announced on March 2, 2020 that it will consolidate two cases regarding the constitutionality of the ACA. It is unclear when a decision is expected to be made. Health reform efforts, including reforms to the ACA, and measures that would expand the role of government-sponsored coverage, including single payer or so-called “Medicare-for-All” proposals, which could have far-reaching implications for the healthcare industry if enacted.

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

While we operate only in the United States, we remain subject to the U.S. Foreign Corrupt Practices Act, U.S. domestic bribery laws, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. If we expand our business and sales outside the United States and to the public sector, we may engage with business partners and third-party intermediaries to market our services and to obtain for us the necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.

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

We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients or vendors in connection with commercial disputes or employment claims made by our current or former employees. We are currently in arbitration with a former vendor who alleges a breach of our contract with such vendor, as described in Part I, Item 3. “Legal Proceedings” of this Annual Report on Form 10-K. We are unable to predict the outcome of any of these legal proceedings. Such proceedings might result in substantial costs, regardless of the outcome, and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial condition and results of operations.

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

As of December 31, 2019, we had federal and state net operating loss carryforwards of approximately $92 million and $71 million, respectively, due to prior period losses, some of which, if not utilized, will begin to expire in 2031 for federal and state purposes. Federal and California research and development tax credit carryforwards are approximately $729,000 and $830,000, respectively. The federal research and development tax credits begin to expire in 2030, and the California research and development tax credits have no expiration date. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments used in preparing our consolidated financial statements include those related to the determination of fair value of our common stock, estimates of accounts receivable relating to member copayments and revenue recognition relating to services rendered but for which no claim has yet been reported, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. In connection with our audit of the fiscal year 2018 consolidated financial statements, we and our independent registered public accounting firm identified one material weakness in our controls related to the lack of review and oversight over financial reporting. We determined that we had insufficient financial statement close processes and procedures relating to the classification and presentation of certain revenue and expenses. Under standards established by the United States Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. During 2019, we completed the remediation measures related to the material weakness and concluded that our internal control over financial reporting was effective as of December 31, 2019.

Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

In addition, as of December 31, 2019, there were an aggregate of 15,721,139  shares of our common stock subject to outstanding options, and we have registered all of the shares of common stock issuable upon exercise of outstanding options or other equity awards we may grant in the future, for public resale under the Securities Act. Accordingly, these shares will be eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 1359 Broadway, New York, New York 10018, under a sublease that began in July 2019 and expires in May 2029. We use this space for administration, sales and marketing and client support.

ITEM 3. LEGAL PROCEEDINGS

On January 14, 2019, a vendor filed a Demand for Arbitration and Statement of Claim against us for alleged breach of the November 10, 2017 Preferred Specialty Pharmacy Agreement, or the Agreement, between us and the vendor. On March 13, 2019, we terminated the Agreement for material breach with the vendor. On April 3, 2019, the vendor filed a Second Amended Demand for Arbitration, or SAD, for breach of the Agreement. The vendor is seeking $25.0 million in damages, fees, interest and costs. The alleged damages are not quantified or factually supported in the SAD. Pursuant to a schedule set forth by the Arbitration Panel, on May 3, 2019, we filed a Motion to Dismiss the SAD. That Motion to Dismiss was fully briefed on June 14, 2019 and was decided on July 31, 2019. The Arbitration Panel dismissed two of the vendor’s four claims. We believe the vendor’s remaining claims are without merit and intend to vigorously defend against the claims in the arbitration. See “Risk Factors—Risks Related to Our Business and Industry—Any litigation against us could be costly and time-consuming to defend and could harm our business, financial condition and results of operations.”

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “PGNY” since October 25, 2019. Prior to that time, there was no public market for our stock.

Holders of Record

As of February 27, 2020, there were approximately 151 stockholders of record of our common stock. Because many of our shares of common stock are held in “street name” by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Progyny, Inc. under the Securities Act or the Exchange Act.

The graph set forth below compares cumulative total return on our common stock with the cumulative total return of the (i) S&P Health Care (Sector) and (ii) the Nasdaq Composite Index resulting from an initial investment of $100 in each and, assuming the reinvestment of any dividends, based on closing prices. Measurement points are from October 25, 2019 (the date our common stock began trading on Nasdaq) through December 31, 2019.

Recent Sales of Unregistered Securities

From October 1, 2019 to the filing of our registration statement on Form S-8 on October 25, 2019, we (i) granted stock options to purchase an aggregate of 358,799 shares of our common stock at exercise prices ranging from $9.59 to $13 per share to a total of 19 employees under our 2017 Equity Incentive Plan and (ii)  issued an aggregate of 1,243,698 shares of common stock upon the exercise of outstanding stock options under our 2017 Equity Incentive Plan, at exercise prices ranging from of $0.90 to $1.50 to a total of 16 employees, for an aggregate purchase price of $1.2 million and (iii)  issued an aggregate of 115,946 shares of common stock upon the exercise of outstanding stock options under our 2008 Equity Incentive Plan, at exercise prices ranging from of $0.86 to $1.45 to a total of 6 employees, for an aggregate purchase price of $0.1 million. .

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

Use of Proceeds

On October 29, 2019, in connection with our IPO, we issued and sold 6,700,000 shares of our common stock and certain of our selling stockholders offered and sold 4,800,000 shares of our common stock at a price to the public of $13.00 per share resulting in net proceeds to us of $77.5 million, after deducting the underwriting discount of $5.9 million and offering expenses of $3.7 million. The net proceeds of $77.5 million from our IPO have been invested in investment grade, interest-bearing instruments.  There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, filed with the SEC on October 25, 2019 pursuant to Rule 424(b) relating to our Registration Statement.

At December 31, 2019, $0.9 million of expenses incurred in connection with our IPO had not yet been paid.

ITEM 6.SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019, 2018 and 2017 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. You should read the consolidated financial data set forth below in conjunction with our consolidated financial statements and the accompanying notes and the information in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any other period in the future.

	Year Ended December 31,
	2019	2018	2017

	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$229,683	$105,400	$48,584
Cost of services(1)	184,178	85,966	41,184
Gross profit	45,505	19,434	7,400
Operating expenses:
Sales and marketing(1)	11,901	7,285	4,258
General and administrative(1)	23,927	15,601	14,147
Total operating expenses	35,828	22,886	18,405
(Loss) income from operations	9,677	(3,452)	(11,005)
Other expense:
Interest expense, net	(58)	(497)	(740)
Convertible preferred stock warrant valuation adjustment	(18,176)	(2,944)	(714)
Total other expense, net	(18,234)	(3,441)	(1,454)
(Loss) income from continuing operations, before tax	(8,557)	(6,893)	(12,459)
Benefit (provision) for income taxes	(12)	1,777	3
Net (loss) income from continuing operations	$(8,569)	$(5,116)	$(12,456)
Net income from discontinued operations, net of taxes(2)	$—	$5,777	$4
Net (loss) income and comprehensive (loss) income	$(8,569)	$661	$(12,452)
Net (loss) income attributable to common stockholders	$(8,569)	$(5,541)	$(13,468)
Net (loss) income per share attributable to common stockholders, basic and diluted
Continuing operations	$(0.41)	$(1.00)	$(2.37)
Discontinued operations(2)	—	1.04	—
Total net (loss) income per share attributable to common stockholders, basic and diluted	$(0.41)	$0.04	$(2.37)

Weighted‑average shares used in computing net (loss) income per share:
Basic(3)	20,735,202	5,539,739	5,677,860
Diluted(3)	20,735,202	5,539,739	5,677,860

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017

Cost of services	$537	$96	$26
Selling and marketing	900	366	309
General and administrative	3,624	2,535	1,224
Total stock‑based compensation expense	$5,061	$2,997	$1,559

(2)	See Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information about a certain divestiture.
(3)

See Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted earnings per share attributable to common stockholders, pro forma earnings per share attributable to common stockholders and the weighted average number of shares used in the computation of the per share amounts.

	December 31,
	2019	2018	2017

Consolidated Balance Sheet Data:
Cash and cash equivalents	$80,382	$127	$4,691
Total assets	150,434	41,324	34,961
Working capital(1)	96,281	(5,665)	(1,000)
Convertible preferred stock warrant liability	—	4,589	1,645
Total stockholders’ equity (deficit)	114,271	(95,115)	(97,622)

(1)	Working capital is defined as current assets less current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A.  “Risk Factors” of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017 has been reported previously in our final prospectus filed with the SEC on October 25, 2019 pursuant to Rule 424(b)(4) (File No. 333-233965), or the Prospectus, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our base of clients to over 130. We currently provide coverage to approximately 2.1 million employees and their partners (known in our industry as covered lives), who we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since inception, and our member satisfaction over that same time period is evidenced by our most recent industry-leading Net Promoter Score, or NPS, of +72 for our fertility benefits solution and +80 for our integrated pharmacy benefits solution, Progyny Rx.

Fertility Benefits Solution.  Our fertility benefits solution includes providing members with access to effective and cost-efficient fertility treatments through our Smart Cycle plan design. Smart Cycles are proprietary treatment bundles designed by us to include those medical services available to our members through our selective network of high-quality fertility specialists. Medical services under our Smart Cycles include everything needed for a comprehensive fertility treatment cycle, including all necessary diagnostic testing and access to the latest technology (e.g., in the case of IVF, preimplantation genetic testing). We currently offer 17 different Smart Cycle treatment bundles, which may be used in various combinations depending on the member’s need. Each Smart Cycle treatment bundle has a separate unit value (i.e., some have fractional values and some have whole values). Our clients contract to purchase a cumulative Smart Cycle unit value per eligible member. These can range from one to an unlimited unit value. Members, in consultation with their PCAs, can choose their preferred provider clinics within our network and utilize the specific Smart Cycle treatment bundles necessary for the treatment pathway they determine throughout their fertility journey.

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

Our Clients.  We currently serve over 130 self-insured employers in the United States across more than 25 industries. Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from 1,000 to 250,000 employees, represent approximately 2.1 million covered lives.

Revenue Model

Our clients primarily contract with us to provide our fertility benefits solution and, where added on by our clients, our Progyny Rx solution. Our revenue has both a utilization-based component and a population-based component, as follows:

•

Utilization Component.  Clients pay us for the fertility benefits and Progyny Rx solutions utilized by their employees. With respect to the fertility benefits solution, we bill clients for Smart Cycles in accordance with our bundled case rates, which vary by the type of fertility service rendered and clinic location. Case rates include all third-party fertility specialists, anesthesiology and laboratory services, as well as all of our care management services. With respect to Progyny Rx, we bill the client for the fertility medication dispensed to their employees in connection with the authorized fertility treatments. Medication fees also include our formulary management, drug utilization review and cost containment services and other care management services.

•

Population-Based Component.  Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% of our total revenue for the years ended December 31, 2019 and 2018.

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

Member and Client Base.  Our addressable market is large self-insured employers. There are approximately 8,000 self-insured employers in the United States (excluding quasi-governmental entities, such as universities and school systems, and labor unions) who have a minimum of 1,000 employees, representing approximately 69 million potential covered lives in total. Our current member base of approximately 2.1 million represents only 3% of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with self-insured employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of

December 31, 2019 and 2018 we serve 87 and 33 clients, respectively, representing 1,517,000 and 720,200 members, respectively.

Importantly, as we have continued to grow, we have meaningfully diversified our client base across more than 25 different industries currently from just two industries when we launched our fertility benefits solution in 2016. We are expanding our client base within each industry and have an industry-specific strategy that enables us to most effectively target our addressable market. Because our clients within an industry compete with each other for employees, we believe our solutions are increasingly viewed as an important way for them to differentiate from, or remain competitive with, one another. Additionally, we believe that our expanding presence has resulted in a heightened awareness of the need to offer fertility benefits and has informed the market of the value we provide to our clients and our members, which we believe also helps facilitate growth. In addition, we are continuously utilizing our established client relationships to evaluate other potential fertility solutions that could benefit our members and simultaneously drive growth. Our ability to attract new clients will depend on a number of factors, including the effectiveness and pricing of our solutions, offerings of our competitors, the effectiveness of our marketing efforts to drive awareness and the demand for fertility benefits solutions overall. We define a client as an organization for which we have an active contract in the period indicated. We count each organization we contract with as a single client including divisions, segments or subsidiaries of larger organizations to the extent we contract separately with them.

	As of December 31,
	2019		2018
Client Tier (Members)	Clients	Members	Clients	Members
Up to 2,500	17	29,000	7	10,800
2,501 - 10,000	47	245,000	15	98,300
10,001 - 50,000	17	377,000	7	180,700
Greater than 50,000	6	866,000	4	430,400
Total	87	1,517,000	33	720,200

Benefits Utilization.  A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to 1.5 million members at December 31, 2019.

The following table highlights the number of ART cycles performed for Progyny members and the member utilization rates for each of the periods presented.

	Year Ended December 31,
	2019	2018
Assisted Reproductive Treatment (ART) Cycles(1)	13,550	7,099
Utilization - All Members(2)	1.30%	1.25%
Utilization - Female Only(2)	1.09%	1.02%

(1)	Represents the number of ART cycles performed, including IVF with a fresh embryo transfer, IVF freeze all cycles/embryo banking, frozen embryo transfers and egg freezing.
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

Pharmacy Benefits Services

Pharmacy benefits services costs include: (1) the fees for prescription drugs dispensed and clinical services provided during the reporting period by our specialty pharmacy partners; (2) costs incurred (including salaries, bonuses, benefits, stock-based compensation, other related costs, and an allocation of our general overhead, depreciation and amortization) for those employees associated with our care management service functions:  PCA and Provider Relations teams; and (3) related information technology support costs. Contracts with the specialty pharmacies are typically for a term of one year.

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

Benefit (Provision) for Income Taxes

We are subject to income taxes in the United States. As of December 31, 2019, and 2018, we recorded a full valuation allowance for our deferred tax assets based on our historical loss and the uncertainty regarding our ability to project future taxable income. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$229,683	$105,400
Cost of services(1)	184,178	85,966
Gross profit	45,505	19,434
Operating expenses:
Sales and marketing(1)	11,901	7,285
General and administrative(1)	23,927	15,601
Total operating expenses	35,828	22,886
Income (loss) from operations	9,677	(3,452)
Other expense, net	(18,234)	(3,441)
(Loss) Income before income taxes	(8,557)	(6,893)
Benefit (provision) for income taxes	(12)	1,777
Net (loss) income from continuing operations	$(8,569)	$(5,116)
Adjusted EBITDA	$18,342	$1,428

(1)	Includes stock‑based compensation expense as follows:

	Year Ended
	December 31,
	2019	2018
Cost of services	$537	$96
Sales and marketing	900	366
General and administrative	3,624	2,535
Total stock‑based compensation expense	$5,061	$2,997

	Year Ended
	December 31,
	2019	2018
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100%	100%
Cost of services	80	82
Gross profit	20	18
Operating expenses:
Sales and marketing	5	7
General and administrative	11	15
Total operating expenses	16	22
Income (loss) from operations	4	(4)
Other expense, net	(8)	(3)
Income (loss) before income taxes	(4)	(7)
Benefit (provision) for income taxes	—	2
Net (loss) income from continuing operations	(4)%	(5)%
Adjusted EBITDA	8%	1%

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

	Year ended
	December 31,
	2019	2018

Net (loss) income from continuing operations	$(8,569)	$(5,116)
Add:
Depreciation and amortization	2,135	1,883
Stock‑based compensation expense	5,061	2,997
Interest expense, net	58	497
Convertible preferred stock warrant valuation adjustment	18,176	2,944
Provision (benefit) for income taxes	12	(1,777)
Legal fees associated with a vendor arbitration	1,319	—
Non-deferred IPO Costs	150	—
Adjusted EBITDA	$18,342	$1,428

Comparison of Years Ended December 31, 2019 and 2018

Revenue

	Year Ended
	December 31,
	2019	2018	% Change
	(dollars in thousands)
Revenue	$229,683	$105,400	118%

Revenue increased by $124.3 million, or 118%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase is primarily due to a $89.8 million or 90% increase in revenue from our fertility benefits solution and a $34.4 million or 614% increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added the Progyny Rx benefit.  The growth outpaces the fertility benefits revenue due to the fact that Progyny Rx was introduced in the marketplace in the third quarter of 2017 and went live with a select number of clients in January 1, 2018. Our revenue growth in 2019 benefited from having Progyny Rx available for the full selling season in 2018 to both new and existing clients.

Cost of Services

	Year Ended
	December 31,
	2019	2018	% Change
	(dollars in thousands)
Cost of services	$184,178	$85,966	114%

Cost of services increased by $98.2 million, or 114%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase is primarily due to a $93.0 million increase in medical treatment and pharmacy prescription costs associated with the fertility treatments delivered and a $5.2 million increase in personnel and overhead costs for our care management services teams and an increase in costs of adjudicating claims.

Gross Profit and Gross Margin

	Year Ended
	December 31,
	2019	2018	% Change
	(dollars in thousands)
Gross profit	$45,505	$19,434	134%
Gross margin	19.8%	18.4%

Gross profit increased by $26.1 million, or 134%, for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Gross margin increased 140 basis points for the year ended December 31, 2019 compared to year ended December 31, 2018 primarily due to increased operating efficiencies.

Operating Expenses

Sales and Marketing Expense

	Year Ended
	December 31,
	2019	2018	% Change
	(dollars in thousands)
Sales and marketing	$11,901	$7,285	63%

Sales and marketing expense increased by $4.6 million, or 63%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was primarily due to a $3.6 million increase in personnel related costs (including a $0.4 million increase in stock based compensation) due to additional headcount and commissions for sales and marketing functions.

General and Administrative Expense

	Year Ended
	December 31,
	2019	2018	% Change
	(dollars in thousands)
General and administrative	$23,927	$15,601	53%

General and administrative expense increased by $8.3 million, or 53%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was primarily due to a $3.6 million increase in personnel-related costs (including a $1.1 million increase in stock based compensation) due to additional headcount for general and administrative functions, $1.5 million increase in legal costs (including $1.3 million increase in legal costs associated with a vendor arbitration), $0.8 million increase in bad debt, and $2.4 million increase in other related general and administrative expenses including incremental costs related to being a public company.

Other Expense, Net

	Year Ended
	December 31,
	2019	2018	% Change
	(dollars in thousands)
Other expense, net	$18,234	$3,441	430%

Other expense, net increased by $14.8 million, or 430%, for 2019 compared to 2018. This increase was primarily due to a charge related to the fair value adjustment of the preferred stock warrant of $15.2 million, offset by a

$0.4 million in lower interest expense.  The preferred stock warrants were converted to common stock warrants in connection with the IPO and will no longer be marked to market.

Benefit (Provision) for Income Taxes

	Year Ended
	December 31,
	2019	2018	% Change
	(dollars in thousands)
Benefit (provision) for income taxes	$(12)	$1,777	-101%

For the year ended December 31, 2019 we recorded a provision for state taxes of $12,000.  There is no provision or benefit for federal income taxes recorded for the year ended December 31, 2019. For the year ended December 31, 2018, we recorded a benefit for income taxes of $1.8 million as a result of the intraperiod tax allocation rules offsetting an equivalent provision for taxes associated with the sale of the discontinued operations of our early embryo viability assessment business.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities as further detailed below. As of December 31, 2019, our principal sources of liquidity were $80.4 million of cash and cash equivalents and $15 million of cash available on the revolving line of credit with Silicon Valley Bank. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

On October 29, 2019, we completed our IPO in which we issued and sold 6,700,000 shares of common stock at a public offering price of $13.00 per share.  We received net proceeds of $77.5 million from the IPO, after deducting underwriters’ discounts and commissions of $5.9 million and offering costs of $3.7 million.

We believe that our existing cash and cash equivalents, cash flow from operations and the cash available on the revolving line of credit will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including sales of our solutions and client renewals, the timing and the amount of cash received from clients, the expansion of our sales and marketing activities and the continuing market adoption of our solutions.

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

In June 2018, we entered into an agreement with Silicon Valley Bank to replace our then outstanding term loan with a revolving line of credit of up to $15.0 million that will mature on June 8, 2021. The available revolving line of credit is based upon an advance rate of 80% of “eligible” accounts receivable and may be used to fund our working capital and other general corporate needs. Eligible accounts receivable includes accounts billed with aging 90 days or less and excludes accounts receivable due for member copayments, coinsurance, and deductibles.  When we hold unrestricted cash balances greater than $5.0 million, interest accrues at a floating rate per annum equal to the greater of prime rate or 4.75%. If the unrestricted cash balance is less than $5.0 million, interest accrues at a floating rate per annum equal to the greater of prime rate plus 0.5% or 4.75%, with interest payable monthly.

The following table summarizes our cash flows from continuing operations for the periods presented:

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Cash (used in) provided by operating activities	$(1,534)	$2,272
Cash (used in) investing activities	(2,956)	(579)
Cash provided by (used in) financing activities	84,545	(8,738)
Net increase (decrease) in cash and cash equivalents from continuing operations	$80,055	$(7,045)

Operating Activities

Net cash used in operating activities was $1.5 million for the year ended December 31, 2019, primarily consisting of a $8.6 million net loss from continuing operations adjusted for certain non-cash items, which include $5.1 million of stock based compensation expense, a $18.2 million change in fair value of warrant liabilities, $2.1 million of depreciation and amortization, and $1.6 million from bad debt expense. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $25.3 million and prepaid assets and other assets of $4.5 million, offset by cash provided by operating activities from increases in accounts payable of $3.5 million and accrued expenses and other current liabilities of $6.4 million.  These changes are a result of the impact of revenue growth combined with the timing of payments to third party providers and collections from clients.

Net cash provided by operating activities was $2.3 million for the year ended December 31, 2018, primarily consisting of $0.7 million of net income, adjusted for certain non-cash items, which include $3.0 million of stock-based compensation, $2.9 million change in fair value of warrant liabilities, $1.9 million of depreciation and amortization, and $0.8 million from bad debt expense and the loss from discontinued operations of $5.8 million. The non-cash adjustments were partially offset by a $1.8 million increase in deferred tax benefits resulting from the sale of a discontinued business. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $12.8 million, offset by cash provided by operating activities from increases in accounts payable of $10.4 million and accrued expenses and other current liabilities of $2.8 million.   These changes are as a result of the impact of revenue growth combined with the timing of payments to third party providers and collections from clients.

Investing Activities

Net cash used in investing activities from continuing operations was $3.0 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively, consisting of purchases of computers, software, and leasehold improvements.  Leasehold improvements of $2.0 million during 2019 were associated with the buildout of our new corporate office which was occupied in February 2020.

Financing Activities

Net cash provided by financing activities was $84.5 million for the year ended December 31, 2019, primarily consisting of $78.4 million in proceeds from the issuance of common stock in our IPO ($0.9 million of IPO costs were not paid yet as of December 31, 2019), $6.5 million from stock option exercises, and $0.1 million from warrant exercises, partially offset by $0.3 million in net payments on our revolving line of credit with Silicon Valley Bank, and repurchases of common stock of $0.2 million.

Net cash used by financing activities was $8.7 million for the year ended December 31, 2018 primarily due to repayment of $5.4 million term loan and $3.7 million of treasury stock purchases of common and preferred stock from existing shareholders partially offset by $0.3 million in net borrowings on our revolving line of credit with Silicon Valley Bank.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due By Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Operating lease commitments	$12,282	$885	$2,572	$2,612	$6,213
Total	$12,282	$885	$2,572	$2,612	$6,213

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. In September 2019, we entered into a sublease agreement for our corporate offices in New York, New York.  The sublease is for a 25,212 square foot office and will expire in May 2029.  Pursuant to the sublease, we will pay the base rent of approximately $1.3 million per year through the end of the fifth lease year and approximately $1.4 million per year thereafter through the expiration date.

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

For additional information about our critical accounting policies and estimates, see Note 1 – Business and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.

Revenue Recognition

Our revenue is recognized when control of the promised goods or services is transferred to our clients in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We apply the following five-step model to recognize revenue from contracts with our clients:

•	Identification of the contract, or contracts, with a client
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, a performance obligation is satisfied

Our contracts typically have a stated term of three years and include contractual termination options after the first year, allowing the client to terminate the contract with 30 to 90 days’ notice.

Fertility Benefits Revenue

We primarily generate revenue through our fertility benefits solution, in which we provide our clients and their employees and partners, or our members, with fertility benefits. As part of the fertility benefits solution, we provide access to effective and cost-efficient fertility treatments, referred to as Smart Cycles, as well as other related services. Smart Cycles are our proprietary treatment bundles that include certain medical services available to members through our proprietary, credentialed network of provider clinics. In addition to access to our Smart Cycle treatment bundles and access to our network of provider clinics, the fertility benefits solution includes other comprehensive services, which we refer to as care management services, such as active management of the provider clinic network, real-time member eligibility and treatment authorization, member-facing digital tools throughout the Smart Cycle and detailed quarterly reporting all supported by client facing account management and end-to-end comprehensive member support provided by our in house staff of PCAs.

The promises within our fertility benefits contract with a client represent a single performance obligation because we provide a significant service of integrating our Smart Cycles and access to the fertility treatment services provided by provider clinics with the other comprehensive services into the combined fertility benefits solution that the client contracted to receive. Our fertility benefits solution is a stand-ready obligation that is satisfied over the contract term.

Our contracts include the following sources of consideration, which are all variable: a PEPM administration fee (in most, but not all contracts) and a fixed rate per Smart Cycle. The PEPM administration fee is allocated between the fertility benefits solution and the pharmacy benefits solution based on standalone selling price, estimated using an expected cost plus margin method. We allocate the variable consideration related to the fixed rate per Smart Cycle to the distinct period during which the related services were performed as those fees relate specifically to our efforts to provide our fertility benefits solution to our clients in the period and represent the consideration we are entitled to for the fertility benefits services provided. As a result, the fixed rate per Smart Cycle is included in the transaction price and recognized in the period in which the Smart Cycle is provided to the member.

Our contracts also include potential service level agreement refunds related to outcome based service metrics. These service level refunds, which are determined based on results of a full plan year, if met, are based on a percentage of the PEPM fee paid by clients. We estimate the variable consideration related to the total PEPM administration fee, less estimated refunds related to service level agreements, and recognize the amounts allocated to the fertility benefits solution ratably over the contract term. Our estimate of service level agreement refunds, have not historically resulted in significant adjustments to the transaction price.

Clients are invoiced on a monthly basis for the PEPM administration fee. We invoice our clients and members for their respective portions of the fixed rate per Smart Cycle bundle when all treatment services within a Smart Cycle are completed by the provider clinic. Once an invoice is issued, payment terms are typically between 30 to 60 days.

We assess whether we are the principal or the agent for each arrangement with a client, since fertility treatment services are provided by a third party—the provider clinics. We are the principal in our arrangements with clients and therefore present revenue gross of the amounts paid to the provider clinics because we control the specified service (the fertility benefits solution) before it is transferred to the client. We integrate the fertility treatment services provided by the provider clinics into the overall fertility benefits solution that the client contracted to receive. In addition, we define the scope of the potential services to be performed by the provider clinics and monitor the performance of the provider clinics. Furthermore, we are primarily responsible for fulfilling the promise to the client and have discretion in setting the pricing, as we separately negotiate agreements with the provider clinics, which establish pricing for each treatment service. Pricing of services from provider clinics is independent from the fees charged to clients.

Pharmacy Benefits Revenue

For clients that have the fertility benefits solution, we offer, as an add-on, our pharmacy benefits solution, which is a separate, fully integrated pharmacy benefit. As part of the pharmacy benefits solution, we provide care management services, which include our formulary plan design, prescription fulfillment, simplified authorization and timely delivery of the medications used during treatment through our network of specialty pharmacies, and clinical services consisting of member assessments, UnPack It calls, telephone support, online education, medication administration training, pharmacy support services and continuing PCA support.

The pharmacy-related promises represent a single performance obligation because we provide a significant service of integrating the formulary plan design, prescription fulfillment, clinical services and PCA support into the combined pharmacy benefits solution that the client contracted to receive. The pharmacy benefits solution is a stand-ready obligation that is satisfied over the contract term.

Our contracts include the following sources of consideration, all of which are variable: a PEPM administration fee (in most, but not all contracts) and a fixed fee per fertility drug. As described above, the PEPM administration fee, less estimated refunds related to service level agreements, is allocated to the pharmacy benefits solution and recognized ratably over the contract term. We allocate the variable consideration related to the fixed fee per fertility drug to the distinct period during which the related services were performed, as those fees relate specifically to our efforts to provide our pharmacy benefits solution to clients in the period and represents the consideration we are entitled to for the pharmacy benefits services provided. As a result, the fixed fee per fertility drug is included in the transaction price and recognized in the period in which we are entitled to consideration from a client, which is when a prescription is filled and delivered to the members.

As stated above, clients are invoiced on a monthly basis for the PEPM administration fee. We invoice the client and the member for their respective portions of the fixed fee per fertility drug, when the prescription services are completed by the specialty pharmacy. Once an invoice is issued, payment terms are typically between 30 to 60 days.

We assess whether we are the principal or the agent for each arrangement with a client, as prescription fulfillment and clinical services are provided by a third party—the specialty pharmacies. We are the principal in our arrangements with clients, and therefore present revenue gross of the amounts paid to the specialty pharmacies. We control the specified service (the pharmacy benefits solution) before it is transferred to the client. We integrate the prescription fulfillment and clinical services provided by the pharmacies and PCAs into the overall pharmacy benefits solution that the client contracted to receive. In addition, we define the scope of the potential services to be performed by the specialty pharmacies and monitor the performance of the specialty pharmacies. Furthermore, we are primarily responsible for fulfilling the promise to the client and have discretion in setting the pricing, as we separately negotiate agreements with pharmacies, which establish pricing for each drug. Pricing of fertility drugs is independent from the fees charged to clients.

Accrued Receivable and Accrued Claims Payable

Accrued receivables for those fertility benefits claims are estimated based on historical experience for each period based on the fertility benefits services provided but for which a claim has not been received from the provider clinic. At the same time, cost of services and accrued claims payables (included within accrued expense and other current liabilities) are estimated based on the amount to be paid to the provider clinics and historical gross margin achieved. Estimates are adjusted to actual at the time of billing. Adjustments to original estimates have been not been material.

Stock-Based Compensation

We estimate the fair value of stock options granted to employees and directors using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Effective January 1, 2018, we changed our accounting policy to account for forfeitures as they occur. Prior to January 1, 2018, forfeitures were estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

The fair value of the shares of common stock underlying the stock options has historically been determined by our Board of Directors as there was no public market for the common stock. The Board of Directors determines the fair value of our common stock by considering a number of objective and subjective factors, including: the valuation of comparable companies, sales of redeemable convertible preferred stock to unrelated third parties, our operating and financial performance, the lack of liquidity of common stock and general and industry specific economic outlook, amongst other factors. We selected companies with comparable characteristics to us, including enterprise value, risk profiles and position within the industry and with historical share price information sufficient to meet the expected term of the stock options.

The following assumptions were used to calculate the fair value of stock options granted to employees:

Year Ended
December 31,
	2019	2018
Expected volatility	48.6% - 49.0%	48.1% - 48.9%
Expected term (years)	5.63 - 6.28	5.38 - 6.10
Risk‑free interest rate	1.5% - 2.5%	2.6% - 3.1%
Expected dividend yield	—	—

Common Stock Valuations

The fair value of the common stock underlying our stock-based awards has historically been determined by our Board of Directors, with input from management and contemporaneous third-party valuations. We believe that our Board of Directors has the relevant experience and expertise to determine the fair value of our common stock. Prior to our IPO, the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our Board of Directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors include:

•	the prices of common or preferred stock sold to third-party investors by us and in secondary transactions;
•	lack of marketability of our common stock;
•	our actual operating and financial performance;
•	current business conditions and projections;
•	hiring of key personnel and the experience of our management;
•	our history and the introduction of new services;
•	our stage of development;
•	likelihood of achieving a liquidity event, such as an IPO or a merger or acquisition of the company given prevailing market conditions;
•	the market performance of comparable publicly traded companies; and
•	the U.S. and global capital market conditions.

In valuing our common stock, our Board of Directors determined the equity value of our business using various valuation methods including combinations of income and market approaches with input from management. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar business operations as of each valuation date and is adjusted to reflect the risks inherent in our cash flows.

For each valuation, the equity value determined by the income and market approaches was then allocated to the common stock using either the option pricing method, or OPM, or a hybrid method. The hybrid method is a hybrid of the probability weighted expected return method, or PWERM, and OPM.

The option pricing method is based on a binomial lattice model, which allows for the identification of a range of possible future outcomes, each with an associated probability. The OPM is appropriate to use when the range of possible future outcomes is difficult to predict and thus creates highly speculative forecasts. PWERM involves a forward-looking analysis of the possible future outcomes of the enterprise. This method is particularly useful when discrete future outcomes can be predicted at a relatively high confidence level with a probability distribution. Discrete future outcomes considered under the PWERM include an IPO, as well as non-IPO market-based outcomes. In determining the fair value of the enterprise using the PWERM, we developed assumptions for an IPO liquidity event and the various outcomes that it could yield. With the OPM model, we assumed a stay private scenario. Our valuations prior to March 2019 were based on the OPM. Beginning March 31, 2019, we valued our common stock based on a hybrid method of the PWERM and the OPM.

Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

Since our IPO, our Board of Directors determines the fair value of each share of underlying common stock based on the closing price of our common stock, on the date of grant, as reported by Nasdaq. Future expense amounts for any particular period could be affected by changes in our assumptions or market conditions.

Recently Adopted Accounting Pronouncements

For a full discussion of recently adopted accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies, in the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

At December 31, 2019, we had cash and cash equivalents of $80.4 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments.  A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Progyny, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Progyny, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), changes in convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, NY

March 9, 2020

Progyny, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$80,382	$127
Accounts receivable, net of $6,320 and $3,486 of allowances at December 31, 2019 and December 31, 2018, respectively	47,059	23,325
Prepaid expenses and other current assets	5,003	885
Assets of discontinued operations, current	—	200
Total current assets	132,444	24,537
Property and equipment, net	3,083	776
Goodwill	11,880	11,880
Intangible assets, net	2,375	3,859
Other assets	652	272
Total assets	$150,434	$41,324
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$19,388	$15,578
Accrued expenses and other current liabilities	16,775	9,782
Convertible preferred stock warrant liabilities	—	4,589
Short term debt	—	253
Total current liabilities	36,163	30,202
Total liabilities	36,163	30,202
Commitments and Contingencies (Note 11)
Convertible preferred stock (Note 12), $0.0001 par value; 100,000,000 and 314,930,070 shares authorized as of December 31, 2019 and December 31, 2018; zero and 65,428,088 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively; aggregate liquidation preference of $0 and $106,369 as of December 31, 2019 and December 31, 2018, respectively	—	106,237
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2019 and 417,000,000 at December 31, 2018; 84,188,202 and 5,155,407 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	8	1
Additional paid-in capital	228,755	10,622
Treasury stock, at cost , $0.0001 par value; 615,980 shares outstanding at December 31, 2019 and 589,320 at December 31, 2018	(1,009)	(884)
Accumulated deficit	(113,483)	(104,854)
Total stockholders’ equity (deficit)	114,271	(95,115)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$150,434	$41,324

The accompanying notes are an integral part of these consolidated financial statements.

Progyny, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$229,683	$105,400	$48,584
Cost of services	184,178	85,966	41,184
Gross profit	45,505	19,434	7,400
Operating expenses:
Sales and marketing	11,901	7,285	4,258
General and administrative	23,927	15,601	14,147
Total operating expenses	35,828	22,886	18,405
Income (loss) from continuing operations	9,677	(3,452)	(11,005)
Other expense:
Interest expense, net	(58)	(497)	(740)
Convertible preferred stock warrant valuation adjustment	(18,176)	(2,944)	(714)
Total other expense, net	(18,234)	(3,441)	(1,454)
Loss from continuing operations, before tax	(8,557)	(6,893)	(12,459)
Benefit (provision) for income taxes	(12)	1,777	3
Net Loss from continuing operations	$(8,569)	$(5,116)	$(12,456)
Net income from discontinued operations, net of taxes	$—	$5,777	$4
Net (loss) income and comprehensive (loss) income	$(8,569)	$661	$(12,452)
Net loss attributable to common stockholders	$(8,569)	$(5,541)	$(13,468)
Net loss per share attributable to common stockholders:
Basic and Diluted
Continuing operations	$(0.41)	$(1.00)	$(2.37)
Discontinued operations	—	1.04	—
Total net loss per share attributable to common stockholders basic and diluted	$(0.41)	$0.04	$(2.37)
Weighted-average shares used in computing net (loss) earnings per share:
Basic and Diluted	20,735,202	5,539,739	5,677,860

The accompanying notes are an integral part of these consolidated financial statements.

Progyny, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

	Convertible					Additional
	Preferred Stock		Common Stock		Treasury	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance at December 31, 2017	66,630,284	108,312	5,690,083	1	—	6,933	(104,556)	(97,622)
Repurchase of convertible preferred stock	(1,202,196)	(2,075)	—	—	—	—	(425)	(425)
Repurchase of common stock	—	—	(589,321)	—	(884)	—	(321)	(1,205)
Non-cash contribution	—	—	—	—	—	414	—	414
Stock option exercise	—	—	54,645	—	—	65	—	65
Stock‑based compensation	—	—	—	—	—	2,997	—	2,997
Impact of adoption of 2016-09	—	—	—	—	—	213	(213)	—
Net income	—	—	—	—	—	—	661	661
Balance at December 31, 2018	65,428,088	$106,237	5,155,407	$1	$(884)	$10,622	$(104,854)	$(95,115)
Repurchase of Common Stock	—	—	(26,659)	—	(125)	—	(60)	(185)
Stock option exercise	—	—	6,490,059	—	—	6,536	—	6,536
Stock-based compensation	—	—	—	—	—	5,061	—	5,061
Conversion of Convertible Preferred Stock to Common Stock upon initial public offering	(65,428,088)	(106,237)	65,428,088	7	—	106,230	—	106,237
Conversion of convertible Preferred Stock Warrants to common stock warrants upon initial public offering	—	—	—	—	—	22,765	—	22,765
Warrant exercise	—	—	441,307	—	—	62	—	62
Issuance of Common Stock in connection with initial public offering, net of issuance costs of $5.9 million and $3.7 million in offering costs	—	—	6,700,000	—	—	77,479	—	77,479
Net loss	—	—	—	—	—	—	(8,569)	(8,569)
Balance at December 31, 2019	—	$—	84,188,202	$8	$(1,009)	$228,755	$(113,483)	$114,271

The accompany notes are an integral part of these consolidated financial statements.

Progyny, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net (loss) income	$(8,569)	$661	$(12,452)
Less: Income from discontinued operations, net of income tax	—	(5,777)	(4)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Deferred tax expense (benefit)	12	(1,777)	(3)
Loss on debt extinguishment	—	88	—
Depreciation and amortization	2,133	1,883	1,559
Stock-based compensation expense	5,061	2,997	1,559
Bad debt expense	1,606	824	431
Loss on disposal of property and equipment	1	—	2
Accretion of debt discount and debt issuance costs	—	75	200
Change in fair value of warrant liabilities	18,176	2,944	714
Changes in operating assets and liabilities:
Accounts receivable	(25,342)	(12,776)	(2,044)
Prepaid expenses and current other assets	(4,118)	(179)	(198)
Other assets	(380)	100	(279)
Accounts payable	3,501	10,448	(909)
Accrued expenses and other current liabilities	6,385	2,761	2,005
Net cash provided by (used in) continuing operations	(1,534)	2,272	(9,419)
Net cash provided by (used in) discontinued operations	—	—	(55)
Net cash provided by (used in) operating activities	(1,534)	2,272	(9,474)
INVESTING ACTIVITIES
Purchase of property and equipment, net	(2,956)	(579)	(612)
Net cash provided by (used in) continuing operations	(2,956)	(579)	(612)
Net cash provided by (used in) discontinued operations	200	2,481	—
Net cash provided by (used in) investing activities	(2,756)	1,902	(612)
FINANCING ACTIVITIES
Proceeds from issuance of common stock upon initial public offering, net of issuance and offering costs	78,385	—	—
Repayment of term loan	—	(5,351)	(3,259)
Proceeds from revolving line of credit	182,025	64,421	—
Repayments made against revolving line of credit	(182,278)	(64,168)	—
Repurchase of convertible preferred stock	—	(2,500)	—
Repurchase of common stock	(185)	(1,205)	—
Exercise of stock options	6,536	65	25
Exercise of stock warrants	62
Proceeds from issuance of convertible preferred stock and warrants, net	—	—	15,000
Net cash provided by (used in) continuing operations	84,545	(8,738)	11,766
Net cash provided by (used in) discontinued operations	—	—	—
Net cash provided by (used in) financing activities	84,545	(8,738)	11,766
Net increase (decrease) in cash and cash equivalents	80,255	(4,564)	1,680
Cash and cash equivalents, beginning of year	127	4,691	3,011
Cash and cash equivalents, end of year	$80,382	$127	$4,691
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$176	$505	$542
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash settlement of liability	$—	$414	$—
Non-cash liability forgiveness related to divestiture	$—	$4,869	$—
Non-cash preferred stock warrant conversion to common stock warrant upon IPO	$(22,765)	$—	$—
Non-cash deferred initial public offering costs in accounts payable and accrued liabilities	$906	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PROGYNY, INC.

Notes to Consolidated Financial Statements

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

With the acquisition of Fertility Authority, LLC, in March 2015, the Company established and operated as two segments; (i) medical device and (ii) the fertility benefits solution.   In January 2018, the Company executed an agreement with a related party to sell the Eeva business, representing all of the medical device segment.

Subsequent to the sale of the Eeva business, Progyny is a provider of a fertility benefits solution. The fertility benefits solution consists of a significant service that integrates: (1) the treatment services (“Smart Cycles”) that the Company has designed, (2) access to the Progyny network of high-quality fertility specialists that perform the Smart Cycle treatments and (3) active management of the selective network of high-quality provider clinics, real-time member eligibility and treatment authorization, member-facing digital tools and detailed quarterly reporting supported by the Company’s dedicated account management teams, and end to end comprehensive concierge member support provided by Progyny’s in-house staff of Patient Care Advocates (“PCAs”) (collectively, the “care management services”).

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

Reverse Stock Split

On October 14, 2019, the shareholders of Progyny approved a one-for-4.5454 reverse stock split of its common and convertible preferred stock. The par value of the common stock and convertible preferred stock was not adjusted as a result of the reverse stock split.   Accordingly, the consolidated financial statements and notes retroactively reflect Progyny’s capital structure after giving effect to the reverse stock split.

Initial Public Offering

On October 29, 2019, the Company completed its initial public offering (“IPO”) in which it issued and sold 6,700,000 shares of its common stock at a public offering price of $13.00 per share.   As part of the IPO, certain selling stockholders offered and sold an additional 4,800,000 shares (including 1,500,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option), at an equivalent public offering price of $13.00 per share. The Company received net proceeds of $77.5 million from the IPO, after deducting underwriters’ discounts and commissions of $5.9 million and offering costs of $3.7 million. Offering costs were initially capitalized and consisted of fees and expenses incurred in connection with the sale of common stock in the IPO, including legal, accounting, printing and other IPO-related costs.  Upon completion of the IPO, these offering costs were reclassified to stockholders’ equity and offset against the proceeds from the offering on the balance sheet.  Immediately prior to the completion of the IPO, all shares of convertible preferred stock then outstanding were converted into 65,428,088 shares of common stock on a one-to-one basis, $106.2 million of convertible preferred stock was reclassified to additional paid-in-capital and $7,000 of convertible preferred stock was reclassified to common stock on the Company’s balance sheet.

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

Basis of Presentation

The accompanying consolidated financial statements include those of the Company and its wholly owned subsidiary, Fertility Authority LLC.   Effective June 2018, the Company legally dissolved the Fertility Authority LLC legal entity.  All intercompany balances and transactions have been eliminated in consolidation.   The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in United Sates (“U.S. GAAP”).

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in making decisions on how to allocate resources and assess performance. Following the divestiture of Eeva, the Company operates and manages in one operating segment, providing fertility and pharmacy benefits solutions. The Company defines its CODM as its Chief Executive Officer and its President, Chief Financial and Operating Officer.  All long-lived assets are located in the United States and all revenue is attributed to the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of cash, bank deposits, and treasury bills, as of December 31, 2019 and 2018.

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

As of December 31, 2019, accrued receivables and accrued claims payables were $16.0 million, and $9.8 million, respectively as compared to $9.5 million, and $6.7 million, respectively, as of December 31, 2018. Accrued receivables are included within accounts receivable in the consolidated balance sheet.  Accrued claims payable are included within accrued expenses and other current liabilities in the consolidated balance sheet.  Claims payable are paid within 30 days based on contractual terms.

As of December 31, 2019 and December 31, 2018, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $8.5 million and $3.6 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the consolidated balance sheet.

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

	Years Ended December 31, 2019 and 2018
December 31, 2019	Balance at Beginning of Period	Charged to Revenue	Charged to Costs and Expenses	Write-offs	Utilization	Balance at End of Period
Allowance for doubtful accounts	$1,175	$—	$1,606	$(10)	$—	$2,771
Allowance for service changes and cancellations(1)	2,311	7,742	—	—	(6,504)	3,549
	3,486	7,742	1,606	(10)	(6,504)	6,320

December 31, 2018
Allowance for doubtful accounts	$590	$—	$824	$(239)	$—	$1,175
Allowance for service changes and cancellations(1)	500	3,414	—	—	(1,603)	2,311
	1,090	3,414	824	(239)	(1,603)	3,486

(1)	Represents the allowance released as a result of the cancellation or adjustment to an authorized fertility benefits service treatment.

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

The Company regularly reviews the outstanding accounts receivable, including consideration of factors such as the age of the receivable balance. Two customers accounted for 17% and 14% each, or 31% total receivables as of December 31, 2019. Three customers accounted for 25%, 13% and 10% each, or 48% of total accounts receivables as of December 31, 2018. To manage credit risk related to accounts receivable, the Company evaluates client’s financial condition and collateral is generally not required.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. In such instances, the recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, an impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the asset or asset group. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairments recorded for the years ended December 31, 2019 and 2018.

Property and Equipment

Property and equipment consist of computer equipment, machinery and equipment, furniture and fixtures, and leasehold improvements. The assets are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method based on estimated useful lives and in the case of leasehold improvements, the shorter of the useful life or the remaining term of the lease (see Note 5).

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the fair value of the assets acquired and liabilities assumed in a business combination. Other intangible assets consist of trademarks, physician network, and the websites acquired in the Fertility Authority acquisition. Goodwill, including other definite-lived intangible assets, are carried at their initial acquisition date fair value less any impairment. Other intangible assets are recorded at fair value at the date of acquisition, less accumulated amortization. Amortization is calculated using the straight-line method based on estimated useful lives.

Goodwill is reviewed for impairment annually as of October 1st of each year or when an interim triggering event has occurred indicating potential impairment. Events or changes in circumstances which could trigger an impairment review, which are assessed at the reporting unit level, include significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, significant underperformance relative to historical or projected future results of operations, a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition or a loss of key personnel. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform the first of a two-step impairment test.

The first step involves comparing the estimated fair value of the reporting unit with its respective book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If the carrying amount of goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

The Company tests for goodwill impairment on each of its one reporting unit, which is at the operating segment or one level below the operating segment. This analysis requires us to make a series of critical assumptions to (1) evaluate whether any impairment exists and (2) measure the amount of impairment. There was no impairment of goodwill or intangible assets for the years ended December 31, 2019, 2018, and 2017.

Convertible Preferred Stock Warrants

Freestanding warrants to purchase the Company’s convertible preferred stock are classified as liabilities on the accompanying consolidated balance sheets. The convertible preferred stock warrants are recorded as liabilities because the underlying shares of convertible preferred stock are contingently redeemable, upon a deemed liquidation event which may obligate the Company to transfer assets at some point in the future to settle these warrants. The warrants are recorded at estimated fair value and are subject to remeasurement at each balance sheet date and recorded in Other Income (expense), in the accompanying consolidated statement of operations and comprehensive (loss) income.   In connection with the IPO, all convertible preferred stock warrants were converted to common stock warrants.

Stock-Based Compensation

The Company accounts for share-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all share-based payments, including grants of stock options, to be recognized in the consolidated statements of operations and comprehensive income (loss) based on their respective fair values. For non-employee awards a measurement date is normally reached when performance is completed, and the fair value is remeasured as the stock options vest.

The fair value of the Company’s stock options has been determined using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of historical and implied volatility data of the Company’s common stock, the expected stock price volatility has been estimated based on the historical volatilities of a specified group of companies in Progyny’s industry for a period equal to the expected life of the option. Progyny selected companies with comparable characteristics to the Company, including enterprise value, risk profiles and position within the industry and with historical share price information sufficient to meet the expected term of the stock options. The historical volatility data has been computed using the daily closing prices for the selected companies.

The expected life of the options granted represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method, which is the mid-point between the vesting date and the end of the contractual term for each option. We have estimated the expected term of non-employee service-based and performance-based awards based on the remaining contractual term of such awards. The risk-free interest rate is based on a zero coupon, United States Treasury instrument whose term is consistent with the expected life of the stock option. The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock; therefore, the expected dividend yield is zero.

Effective January 1, 2018, the Company adopted ASU 2016-09, Compensation—Stock Compensation which in turn resulted in a change in accounting policy to account for forfeitures as they occur. Prior to January 1, 2018, forfeitures were estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The adoption resulted in a transition adjustment of $213,000, recorded to Accumulated deficit.

The Company’s share-based awards are subject to either service-based or performance-based vesting conditions. The Company recognizes compensation expense for service-based awards over the vesting period of the award on a straight-line basis. Compensation expense related to awards with performance-based vesting conditions is recognized when achievement of the performance condition is considered probable over the requisite service period.

Common Stock Valuation

The Company has historically granted stock options at exercise prices equal to the fair value as determined by the Board of Directors on the date of grant. Prior to the IPO and in the absence of a public trading market, the Board of Directors, with input from management, exercised significant judgement and considered numerous objective and subjective factors to determine the fair value of the Company’s common stock as of the date of each stock option grant, including:

•	the Company’s financial performance
•	the rights, preferences and privileges of the convertible preferred stock relative to those of the common stock; and
•	general economic and financial conditions, and the trends specific to the markets in which the Company operates

In addition, the Board of Directors considered the independent valuations completed by a third-party valuation consultant. The valuations of the Company’s common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In performing these valuations, the Board of Directors considered a variety of relevant factors and valuation methodologies in accordance with the guidelines.  Following the IPO, the Board of Directors determines the fair market value for all common stock grants based on the closing market price of our common stock, on the date of grant, as reported by Nasdaq.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The Company periodically reviews the recoverability of deferred tax assets recorded on the consolidated balance sheet and provides valuation allowances as deemed necessary to reduce such deferred tax assets to the amount that will, more likely than not, be realized. Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. In the event the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

The amount of deferred tax provided is calculated using tax rates enacted at the balance sheet date. The impact of tax law changes is recognized in periods when the change is enacted.

A two-step approach is applied pursuant to ASC 740 in the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

The Company’s policy is to recognize interest and penalty expenses associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations and comprehensive (loss) income. As of

December 31, 2019, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive (loss) income.

Fair Value of Financial Instruments and Fair Value Measurements

The Company determines the fair value of financial assets and liabilities using the fair value hierarchy established in the accounting standards. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

Level 1—Quoted prices in active markets for identical assets and liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable accounts payable and the term loan approximate fair value due to their short maturities. Warrants to purchase shares of the Company’s convertible preferred stock are stated at fair value and remeasured at the end of each reporting period.

Net (Loss) Income per Share Attributable to Common Stockholders

Basic net (loss) income per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The Company adjusts its net income (loss) attributable to common stockholders to reflect the impact of deemed dividends recorded for convertible preferred stock during the period.

The Company’s convertible preferred stock was entitled to receive noncumulative dividends, prior and in preference to any declaration or payment of any dividend on common stock and thereafter participate pro rata on an as-converted basis with the common stockholders in any distributions to common stockholders and were therefore considered to be participating securities. As a result, the Company calculated the net (loss) income per share using the two-class method. Accordingly, the net (loss) income attributable to common stockholders is derived from the net (loss) income for the period and, in periods in which the Company has net income attributable to common stockholders, an adjustment is made for the allocations of undistributed earnings to participating securities based on their outstanding shareholder rights. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the convertible preferred stockholders did not have a contractual obligation to share in the Company’s losses.

Diluted net (loss) income attributable to common stockholders is computed by adjusting (loss) income attributable to common stockholders to allocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options, convertible preferred stock, convertible preferred stock warrants, and common stock warrants. Diluted net (loss) income per share attributable to common stockholders is computed by dividing the diluted net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding for the period, including common stock equivalents. In periods when the Company has incurred a net loss, convertible preferred stock, options to purchase common stock, convertible preferred stock warrants, and common stock warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance required that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard on January 1, 2019 using the full retrospective approach. The adoption of the new standard had an immaterial impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (“ASC 718”):  Improvements to Employee Share-Based Payment Accounting, which changes the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The Company adopted this standard on a prospective basis as of January 1, 2018, which resulted in a transition adjustment of $213,000, recorded through Accumulated deficit. The adoption had no other effect on the net deferred tax balances, the consolidated statement of cash flows or otherwise on its consolidated financial statements.

In September 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (“ASC 230”): Classification of Certain Cash Receipts and Cash Payments (a consensus  of  the  Emerging  Issues  Task Force), which changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this guidance effective January 1, 2018, which did not have a significant effect on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under ASC 718. An entity should account for the effects of a modification unless all the following are met: 1. The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted the guidance effective January 1, 2018. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (ASC 740), to conform to SEC  Staff Accounting Bulletin No. 118 (“SAB 118”). The standard was issued to allow registrants to record provisional amounts during a measurement period not to extend beyond one year from the enactment date in instances when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “Tax Reform Act”). The standard was effective upon issuance. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

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

Accounting Pronouncements Issued but Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On July 17, 2019, the FASB voted to propose a deferral of the effective date of the standard to fiscal years beginning after December 15, 2020. The Company plans to adopt this standard as of the effective date for private companies using the modified retrospective approach of all leases entered into before the effective date. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In August 2018, the FASB issued final guidance requiring a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in Accounting Standards Codification (“ASC”) 350-402 Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40) to determine which implementation costs to capitalize as assets. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Early adoption of the amendments is permitted, including adoption in any interim period, for all entities and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently reviewing its cloud computing arrangements to evaluate the impact of adoption of the final guidance but does not expect that the pending adoption of this ASU will have a material effect on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. On July 17, 2019, the FASB voted to propose a deferral of the effective date of the standard to fiscal years beginning after December 15, 2022. As the Company elected the private company transition rules as part of the IPO process, the ASU is effective for the Company for annual periods beginning after December 15, 2022, and interim periods within those years. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

3. Revenue

Disaggregated revenue

The following table disaggregates revenue by service (in thousands):

	Year Ended
	December 31,
	2019	2018
Revenue
Fertility benefit services revenue	$189,618	$99,786
Pharmacy benefit services revenue	40,065	5,614
Total revenue	$229,683	$105,400

Concentration of Major Clients

For the year ended December 31, 2019, three clients accounted for 16%, 15% and 10%, or 41% of our total revenue.  For the year ended December 31, 2018 three clients accounted for 24%, 14%, and 10%, or 48% of our total revenue.

4. Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Convertible preferred stock warrant liability	$—	$—	$—	$—
Total	$—	$—	$—	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Convertible preferred stock warrant liability	$4,589	$—	$—	$4,589
Total	$4,589	$—	$—	$4,589

The estimated fair values of the convertible preferred stock warrant liabilities (see Note 10) were determined using Level 3, or significant unobservable inputs. Changes to the estimated fair value of the warrants are recorded in other income or other expense in the statements of operations and comprehensive income (loss). The following table provides the changes in the estimated fair value of the convertible preferred stock warrants (in thousands):

Convertible
Preferred Stock
Warrants
Balance as of December 31, 2018	$4,589
Changes in estimate fair value of warrants	18,176
Conversion of convertible preferred stock warrants to common stock warrants upon IPO	(22,765)
Balance at December 31, 2019	$—

During the years ended December 31, 2019 and 2018, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used to value the Level 3 liabilities did not change.

5. Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	Estimated
	Useful Life	December 31,
	(in years)	2019	2018

Machinery and equipment	3-5	$13	$13
Computers and software	3	1,353	798
Leasehold improvements	lease term	2,391	346
Furniture and fixtures	7	459	102
		4,216	1,259
Less: accumulated depreciation		(1,133)	(483)
Total property and equipment, net		$3,083	$776

Depreciation expense was approximately $650,000, $400,000, and $76,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

6. Divestitures

On January 18, 2018, the Company completed the divestiture of its Eeva business, the primary operations of our previous medical device segment, to a related party, Ares Trading S.A. a subsidiary of Merck Serono, S.A. (“Merck”), a shareholder in the Company. The Eeva business was sold to Merck for $7.9 million, consisting of cash of $3.0 million and the forgiveness of the $4.9 million liability remaining from the previous license agreement for the Eeva product between the two parties. The cash consideration includes $300,000 of deferred consideration, of which the last payment was received by the Company in March 2019.

The Company determined that the Eeva business met the criteria to be classified as held for sale as of December 31, 2016, representing a strategic shift in Progyny’s operations. With the amendment of the license agreement in May 2016, management committed to a plan to sell the business and move from the medical device business to the fertility benefits business which represented a strategic shift. The Board of Directors approved the ultimate sale of Eeva in December 2017.

In accordance with the applicable accounting guidance, upon the sale of the Eeva business on January 18, 2018, the Company reflected the Eeva business as discontinued operations in the consolidated financial statements.

Excluding the $200,000 of assets representing the remaining deferred consideration, there was no other assets or liabilities associated with the Eeva business as of December 31, 2018.

This transaction had no impact on the consolidated statement of operations and comprehensive income (loss) for the fiscal year of 2019.  The following is a summary of the operating results of Eeva which have been reflected within income from discontinued operations, net of tax (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Revenue	—	—	$328
Cost of service	—	—	59
Gross profit	—	—	269
Operating expenses:
Research and development	—	—	241
General and administration	—	—	21
Total operating expenses	—	—	262
Income from discontinued operations	—	—	7
Gain on sale of discontinued operations	$—	$7,554	$—
Income from discontinued operations, before taxes	—	7,554	7
Provision for income taxes	—	(1,777)	(3)
Net income from discontinued operations, net of taxes	$—	$5,777	$4

The significant components of the consolidated statement of cash flows for Eeva are as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Depreciation expense	—	—	18
Deferred license revenue	—	—	(73)

INVESTING ACTIVITIES
Deferred consideration	—	200	—
Proceeds from sale of business, net of costs	200	2,481	—

7. Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	Estimated
	Useful Life	December 31,
	(in years)	2019	2018
Trademarks	8	$4,000	$4,000
Physician Network	6	3,500	3,500
Website	5	2,000	2,000
		9,500	9,500
Less: accumulated amortization		(7,125)	(5,641)
Total intangible assets, net		$2,375	$3,859

Amortization expense was $1.5 million for the years ended December 31, 2019, 2018, and 2017.

As of December 31, 2019, the future amortization expense of other intangible assets is as follows (in thousands):

Year ending December 31:
2020	$1,162
2021	614
2022	500
Thereafter	99
Total	$2,375

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2019	2018

Accrued claims payable	$9,795	$6,656
Accrued compensation	2,559	1,490
Accrued commission	1,216	966
Professional fees	1,315	274
Other	1,890	396
Total accrued expenses and other current liabilities	$16,775	$9,782

9. Debt

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

Upon execution of the SVB Line of Credit, the Term Loan was paid off in full including the remaining principal balance of $2.9 million, final balloon payment of $640,000 and the 1.0% early payment penalty fee of $15,000. The repayment of the Term Loan was treated as a debt extinguishment and the Company recognized the remaining unamortized debt discount of $88,000 as a loss on debt extinguishment in Interest expense, net for the year ended December 31, 2018.

The Company is required to pay a revolving line commitment fee of $225,000 in three equal annual installments of $75,000 starting on the one-year anniversary of the revolving line. The Company made the first installment payment of $75,000 in June 2019 and accrues this cost monthly.  The SVB Line of Credit matures in June 2021. When the Company holds unrestricted cash balances greater than $5.0 million interest accrues at a floating rate per annum equal to the greater of prime rate or 4.75%.  If the unrestricted cash balance is less than $5.0 million interest accrues at a floating rate per annum equal to the greater of prime rate plus 0.5% or 4.75%, with interest payable monthly.   Interest is paid based upon the borrowed funds.

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

The Company was in compliance with all requirements and its covenant of the revolving credit facility as of December 31, 2019 and December 31, 2018.

Prior to the repayment of the Term Loan, the Company recorded interest of $163,000 and accretion of the debt discount of $75,000 in Interest expense, net for the year ended December 31, 2018.

As of December 31, 2019, and December 31, 2018, the Company had $0 and $253,000 drawn on the SVB Line of Credit, respectively. During the year ended December 31, 2019, the Company recorded interest expense on the SVB Line of Credit of $213,000.

10. Convertible Preferred Stock Warrants

In connection with the IPO on October 25, 2019 the convertible preferred warrants converted to common stock warrants.   Therefore, as of December 31, 2019 the Company had no outstanding convertible preferred warrants.  Prior to the conversion, the convertible preferred stock warrants were valued using the price as of the IPO date of $13 less the exercise price of $1.73 per common share.  In the fourth quarter of 2019, 482,661 common stock warrants were exercised for 441,307 shares of common stock  at a weighted average exercise price of $1.59.

As of December 31, 2018 the Company had issued and outstanding warrants to acquire 2,019,245 shares of Series B convertible preferred stock for $1.73 per share with a fair value of $4.6 million that were issued in conjunction with various equity and financing transactions.

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

No warrants were issued in 2019 or 2018. The warrants outstanding at December 31, 2018, were valued at approximately $2.27 per share utilizing an option pricing model, time to liquidity of two years, underlying stock volatility of 43% and a risk-free interest rate of 2.3%.

Rollforward of warrants and fair value	Warrants	Liability
		(in thousands)
Total warrants and liability as of December 31, 2018	2,019,245	$4,589
Revaluation of remaining warrants		18,176
Conversion of preferred stock warrants to common stock warrants	(2,019,245)	(22,765)
Total warrants and liability as of December 31, 2019	—	$—

11. Commitments and Contingencies

In September 2019, the Company entered into a lease agreement for its corporate offices in New York, NY.  The lease is for a 25,212 square foot office and will expire in May 2029.  Pursuant to the lease, the Company will pay the base rent of approximately $1.3 million per annum through the end of the fifth lease year and approximately $1.4 million per annum thereafter through the expiration date.

Future minimum facility lease payments as of December 31, 2019, are as follows (in thousands):

Operating
Year Ending December 31:	Lease
2020	$885
2021	1,286
2022	1,286
2023	1,286
2024	1,326
Thereafter	6,213
Total	$12,282

Rent expense under operating leases was approximately $1,165,000, $878,000 and $650,000 for the years ended December 31, 2019, 2018, and 2017 respectively. The terms of the facility lease provide for rental payments on a monthly basis and on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

Arbitration/Litigation

On January 14, 2019, a vendor filed a Demand for Arbitration and Statement of Claim against the Company (“Demand”) for alleged breach of the November 10, 2017 Preferred Specialty Pharmacy Agreement (“Agreement”) between the Company and the vendor. On March 13, 2019, the Company terminated the Agreement for material breach with the vendor. On April 3, 2019, the vendor filed a Second Amended Demand for Arbitration (“SAD”) for breach of the Agreement. The vendor seeks damages, fees, interest and cost. Pursuant to a schedule set forth by the Arbitration Panel, on May 3, 2019, the Company filed a Motion to Dismiss the SAD. That Motion was fully briefed on June 14, 2019 and was decided on July 31, 2019. The Arbitration Panel dismissed two of the vendor’s four claims. The Company believes the vendor’s claims are without merit and intends to vigorously defend against the claims in the Arbitration. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurances that the asserted claim will not have a material adverse effect on the financial position or results of operations of the Company.

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

12. Stockholders’ Equity (Deficit)

Common Stock

The common stock confers upon its holders the right to receive dividends out of any assets legally available, when and as declared by the Board of Directors, but subject to the prior right of the holders of the Series Preferred as described above.

Common stock reserved for future issuance consisted of the following:

	December 31,	December 31,
	2019	2018

Convertible preferred stock	-	65,428,088
Warrants in Series B convertible preferred stock issued and outstanding	-	2,019,245
Common stock warrants	1,607,864	140,394
Shares available for grants under stock option plan	3,124,254	143,710
Options issued and outstanding under stock plan	15,721,085	15,932,040
Total common stock reserved for future issuance	20,453,203	83,663,477

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

As of December 31, 2019 and December 31, 2018, the Company had 615,980 and 589,320 shares respectively of treasury stock.

Stock Incentive Plan

In October 2019, the Company’s Board of Directors and stockholders adopted and approved the 2019 Equity Incentive Plan, (the “2019 Plan”), as the successor to continuation of the Company’s 2017 Equity Incentive Plan (the “2017 Plan”).  No further grants were made under the 2017 Plan from the date that the 2019 Plan became effective. Initially, the maximum number of shares issuable under the 2019 Plan will not exceed 19,198,875 shares of common stock, which is the sum of 1) 2,640,031 new shares and 2) an additional number of shares not to exceed 16,558,844 consisting of (a) shares that remain available for the issuance of awards under the 2017 Plan immediately prior to the effective date of the 2019 Plan and (b) shares of our common stock subject to outstanding stock options or other stock awards granted under our 2017 Plan that, on or after the date the 2019 Plan became effective, terminate, expire or are cancelled prior to exercise or settlement; are forfeited or repurchased because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time.

As of December 31, 2018, the Company maintained two stock-based compensation plans: (i) the 2008 Stock Plan (the “2008 Plan”) and (ii) the 2017 Plan. All awards issued in 2018 were issued pursuant to the 2017 Plan.

Under the Company’s 2017 Plan and consistent with the 2008 Plan, options and other stock awards to purchase shares of common stock may be granted to employees, directors, and consultants. Incentive stock options are granted to employees and non-statutory stock options are granted to consultants and directors at an exercise price not less than 100% of the fair value (as determined by the Board of Directors) of the Company’s common stock on the date of grant. The exercise price of options granted to stockholders who hold 10% or more of the Company’s common stock on the option grant date shall not be less than 110% of the fair value of the Company’s common stock on the date of grant for both incentive and non-qualified stock option grants. These options generally vest over four years and expire ten years from the date of grant. Stock option grants may be exercisable upon grant, and any unvested shares purchased are subject to repurchase. There were no unvested shares subject to repurchase as of December 31, 2019 and December 31, 2018.

Stock Option Activity

A  summary of the Company’s stock option activity is as follows:

				Weighted
	Shares		Weighted	Average
	Available		Average	Remaining	Aggregate
	for	Number of	Exercise	Contractual	Intrinsic
	Future Grant	Shares	Price	Life (Years)	Value
					(In thousands)
Balances at December 31, 2018	143,710	15,932,040	$1.00	8.5	$33,886
Additional shares authorized for grant	9,708,653	—	—
Options granted	(7,069,628)	7,069,628	2.68
Options exercised	—	(6,490,059)	0.64
Options forfeited	500,882	(500,882)	1.34
Options cancelled	289,642	(289,642)	0.61
Shares expired due to termination of 2008 Plan	(449,005)
Balances at December 31, 2019	3,124,254	15,721,085	$2.44	8.4	$165,906

Options exercisable at December 31, 2018		7,499,936	$0.95	8.2	$16,096

Options vested and expected to vest at December 31, 2019		15,721,085	2.44	8.4	$165,906

Options exercisable at December 31, 2019		4,349,090	$0.96	7.4	$52,367

The total intrinsic value of options exercised was $50,846 and $59,000 for the years ended December 31, 2019 and 2018, respectively.

The weighted average fair value of options to purchase common stock granted was $2.68 and $1.14 in the years ended December 31, 2019 and 2018, respectively.

The fair value of options to purchase common stock vested was $2.8 million and $3.7 million in the years ended December 31, 2019 and 2018.

Immediately prior to the IPO, options representing 1,311,944 shares of common stock were exercised at an average exercise price of $0.94.

Certain weighted-average information and assumptions used in the option-pricing model for options granted to employees, directors, and non-employees are as follows:

Year Ended December 31
	2019	2018
Expected term (in years)	5.63 - 6.28	5.38 - 6.10
Risk-free interest rate	1.5% - 2.5%	2.6% - 3.1%
Expected volatility	48.6% - 49.0%	48.1% - 48.9%
Expected dividend rate	—	—

The following table summarizes stock-based compensation expense for employees, which was included in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended
	December 31
	2019	2018
Cost of services	$537	$96
Selling and marketing	900	366
General and administrative	3,624	2,535
Total stock-based compensation expense	$5,061	$2,997

At December 31, 2019, the total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock option plan but not yet recognized was approximately $19.3 million. This cost will be amortized on a straight-line basis over the remaining vesting period and will be adjusted for subsequent changes in estimated forfeitures. The weighted-average remaining recognition period is approximately 3.1 years.

In February and June of 2016, the Company issued common stock warrants to non-employees to acquire 71,280 and 69,114 shares of the Company’s common stock at an exercise price of $0.86 and $1.41 per share, respectively. The common stock warrants expire on the fifth anniversary of the grant. As of December 31, 2017 and 2018, all warrants remain outstanding. In 2019, 482,661 warrants were exercised for 441,307 shares of common stock at a weighted average exercise price of $1.59.   In addition, 69,114 warrants were cancelled in 2019.   For the years ended December 31, 2017 and 2018, the Company recognized total compensation expense $259,000, relating to the common stock warrants. All warrants were fully vested as of January 1, 2019. As a result of the adoption of ASU No. 2018-07, mark-to-market fair value accounting is not required and as all warrants were fully vested as of January 1, 2018, the Company did not recognize compensation expense relating to the common stock warrants for the year ended December 31, 2019.

The fair value of the common stock warrants was determined using the Black-Scholes option-pricing model with the following assumptions:

2018
Contractual remaining life (years)	1
Risk-free interest rate	2.4%
Expected volatility	48.6%
Expected dividend yield	—

13. Income Taxes

A tax provision of $12,000, and a tax benefit of $1.8 million and $3,000 was recorded for the year ended December 31, 2019, 2018, and 2017, respectively, as part of continuing operations.

The provision/(benefit) from income taxes is composed of the following (in thousands):

	December 31,
	2019	2018	2017
Current
Federal	$—	$(1,446)	$(3)
State	12	(331)	—
Total Current	12	(1,777)	(3)
Deferred:
Federal	—	—	—
State	—	—	—
Total Deferred	—	—	—
Total provision/(benefit) from Income taxes	$12	$(1,777)	$(3)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2019	2018	2017
Income tax provision at statutory rate	21%	21%	34%
State income taxes, net of federal benefit	6	5	4
Share-based compensation	56	(2)	(1)
Warrant valuation	(45)	(10)	—
Change in valuation allowance	(35)	13	63
Effect of tax legislation	—	—	(97)
State rate change	—	2	—
Other	(3)	(3)	(3)
Effective tax rate	—%	26%	—%

Deferred Tax Balances

The components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$24,104	$22,446
Capitalized start‑up costs	13	15
Research and development credits	1,039	1,059
Accruals and reserves	2,860	1,895
Property and equipment	103	37
Intangibles	624	375
Total deferred tax assets	28,743	25,827
Valuation allowance	(28,743)	(25,781)
Deferred tax assets after valuation allowance	$—	$46
Deferred tax liabilities:
Deferred gain	—	(46)
Total deferred tax liabilities	—	(46)
Net deferred tax assets	$—	$—

Assessing the realizability of deferred tax assets requires the determination of whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. The valuation allowance decreased by approximately $1.1 million during the year ended December 31, 2018 and increased by $2.9 million during the year ended December 31, 2019. As of December 31, 2019, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

As of December 31, 2019, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $92 million and $71 million, respectively, which expire beginning in the year 2031. The federal and California research and development tax credits are approximately $729,000 and $830,000 respectively. The federal research credits will begin to expire in 2030 and the California research and development credits have no expiration date. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership changes that may have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Such annual limitation could result in the expiration of net operating losses and credits before their utilization.  The Company has not performed a detailed analysis to determine if an ownership change has occurred as a result of the initial public offering.

As of December 31, 2019 and 2018, the Company had not accrued any interest or penalties related to uncertain tax positions.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2019	2018	2017
Balance at the beginning of the year	$397	$397	$397
Reductions based upon tax positions related to the current year	(7)	—	—
Balance at the end of the year	$390	$397	$397

None of unrecognized tax benefits would materially impact the effective tax rate if realized during the year due to the Company’s full valuation allowance position.    The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months.

The Company files U.S. federal and state income tax returns with varying statutes of limitations. All tax years since inception remain open to examination due to the carryover of unused net operating losses and tax credits.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective in 2018, The Tax Act reduced the U.S. corporate statutory tax rate from 35% to 21%, allowed for immediate expensing of certain qualified capital property, eliminated the net operating loss carryback but allowed for indefinite net operating loss carryforwards that can reduce up to 80% of taxable income and created a new limitation on the deductibility of interest expense.

Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculation of the provisions of the Tax Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects of the Tax Act in the consolidated financial statements for the year ended December 31, 2017, as permitted under ASU 2018-05 Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SAB 118.

The remeasurement of the Company’s U.S. deferred taxes due to the reduction in the U.S. federal corporate tax rate resulted in a reduction of deferred tax assets offset by a reduction of the Company’s valuation allowance, resulting in no net income impact during the year ended December 31, 2017. The accounting for these items was completed in the fourth quarter of 2018, the end of the measurement period for purposes of SAB 118, and there were no adjustments related to the provisional items.

14. Net Income (Loss) Per Share

A reconciliation of net income (loss) available to common stockholders and the number of shares in the calculation of basic and diluted earnings (loss) per share follows (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2019	2018	2017
Basic and diluted earnings (loss) per common share:
Numerator:
Net (loss) income	$(8,569)	$661	$(12,452)
Less:
Net income from discontinued operations, net of tax	—	(5,777)	(4)
Deemed dividends on convertible preferred stock	—	(425)	(1,012)
Undistributed earnings to participating securities
Net loss attributable to common stockholders	$(8,569)	$(5,541)	$(13,468)

Denominator:
Weighted-average shares used in computing basic and diluted loss per share attributable to common stockholders	20,735,202	5,539,739	5,677,860
Basic and diluted net earnings (loss) per share attributable to common stockholders	$(0.41)	$(1.00)	$(2.37)

Diluted (loss) income per common share:
Numerator:
Net (loss) income attributable to common stockholders	$(8,569)	$(5,541)	$(13,468)
Adjustments to undistributed earnings of participating securities	—	—	—
Diluted net (loss) income per share attributable to common stockholders	$(8,569)	$(5,541)	$(13,468)

Denominator:
Weighted-average shares used in computing basic net earnings (loss) per share attributable to common stockholder	20,735,202	5,539,739	5,677,860
Add options to purchase common stock	—	—	—
Weighted-average shares used in computing basic net (loss) income per share attributable to common stockholders	20,735,202	5,539,739	5,677,860
Diluted net (loss) income per share attributable to common stockholders	$(0.41)	$(1.00)	$(2.37)

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Year Ended
	December 31,
	2019	2018	2017
Redeemable convertible preferred stock	—	65,960,205	62,078,914
Options to purchase common stock	13,610,441	6,025,473	339,452
Warrants to purchase common stock	122,882	60,168	14,168
Warrants to purchase convertible preferred stock	—	260,239	—
Total potential dilutive shares	13,733,323	72,306,085	62,432,534

15. 401(k) Plan and ESPP

The Company sponsors a 401(k) defined contribution plan covering all employees. Employer contributions began in 2018 and the Company incurred expenses for the year ended December 31, 2018 of $263,000. For the year ended December 31, 2019 the Company incurred expenses of $355,000.

In October 2019, the Board of Directors and stockholders also adopted and approved the 2019 Employee Stock Purchase Plan (the “ESPP”).  Following the IPO, the ESPP authorized the issuance of 1,700,000 shares of common stock to purchase rights granted to our employees or to employees of our designated affiliates. As of December 31, 2019, zero shares of common stock have been purchased. The first purchase period will commence on July 31, 2020.

16. Related Party Transactions

In January 2018, the Company executed an agreement with a related party to sell the Eeva business, representing all of the medical device segment. Refer to Note 6.

In June 2018, the Company redeemed and retired 1,202,196 Series B convertible preferred stock from a former employee pursuant to their contractual right of first refusal at a purchase price of $2.5 million The excess of the purchase price over the carrying value $(1.73) of $425,000 has been recorded as a dividend in accumulated deficit as of December 31, 2018. Refer to Note 12 for further detail on this transaction.

17.  Unaudited Quarterly Results of Operations Data

The following table sets forth our unaudited quarterly consolidated results of operations for each of the eight quarterly periods in the period ended December 31, 2019.  Our unaudited quarterly results of operations have been prepared on the same basis as our audited consolidated financial statements, and we believe they reflect all normal recurring adjustments necessary for the fair statement of our results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this

Annual Report. Our historical operating data may not be indicative of our future performance.

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2018	2018	2018	2018	2019	2019	2019	2019
	(in thousands)
Revenue	$22,258	$26,157	$27,798	$29,187	$47,197	$56,168	$61,196	$65,122
Cost of services	18,324	21,119	22,751	23,772	37,233	44,716	48,876	53,353
Gross profit	3,934	5,038	5,047	5,415	9,964	11,452	12,320	11,769
Operating expenses:
Sales and marketing	1,763	1,731	1,648	2,143	2,346	3,117	3,183	3,255
General and administrative	4,016	3,624	3,986	3,975	4,508	5,981	6,068	7,370
Total operating expenses	5,779	5,355	5,634	6,118	6,854	9,098	9,251	10,625
(Loss) income from operations	(1,845)	(317)	(587)	(703)	3,110	2,354	3,069	1,144
Interest expense, net	(88)	(344)	(27)	(38)	(38)	(128)	(28)	136
Convertible preferred stock warrant valuation adjustment	(184)	(459)	(918)	(1,383)	(551)	(642)	(11,226)	(5,757)
Total other expense, net	(272)	(803)	(945)	(1,421)	(589)	(770)	(11,254)	(5,621)
(Loss) income from continuing operations, before tax	(2,117)	(1,120)	(1,532)	(2,124)	2,521	1,584	(8,185)	(4,477)
Benefit (provision) for income taxes	546	289	395	547	—	(64)	(25)	77
Net (loss) income from continuing operations	(1,571)	(831)	(1,137)	(1,577)	2,521	1,520	(8,210)	(4,400)
Net income from discontinued operations, net of taxes	5,724	—	1	52	—	—	—	—
Net (loss) income	$4,153	$(831)	$(1,136)	$(1,525)	$2,521	$1,520	$(8,210)	$(4,400)
Net (loss) income attributable to common stockholders	$(1,571)	$(1,255)	$(1,136)	$(1,577)	$31	$—	$(8,210)	$(4,400)
Net loss per share attributable to common stockholders:
Basic and Diluted
Continuing operations	$(0.28)	$(0.22)	$(0.20)	$(0.31)	$0.01	$—	$(1.10)	$(0.07)
Discontinued operations	1.01	—	—	0.01	—	—	—	—
Total net loss per share attributable to common stockholders basic and diluted	$0.73	$(0.22)	$(0.20)	$(0.30)	$0.01	$-	$(1.10)	$(0.07)
Weighted-average shares used in computing net (loss) earnings per share:
Basic and Diluted	5,690,083	5,693,169	5,627,656	5,151,859	15,120,928	5,172,209	7,472,469	64,192,100

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of a control system must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Remediation of Material Weakness

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

During the year ended December 31, 2019, we implemented enhanced procedures to remediate the deficiencies in our internal control over financial reporting relating to the lack of review and oversight over financial reporting that resulted in a material weakness. Specific remedial actions undertaken by management included, without limitation:

•	the hiring of a senior financial executive with a focus on SEC reporting and technical accounting;
•	the implementation of preventative and detective procedures and controls; and
•	analytical reviews designed to improve our annual and quarterly financial close process.

Management's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Except for the remediation measures described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Conduct

Our Board of Directors has adopted a Code of Conduct applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available at the Investor Relations section of our website, located at investors.progyny.com, under “Governance—Documents and Charters.” We intend to make all disclosures required by law or Nasdaq Stock Market rules regarding any amendments to, or waivers from, any provisions of the code at the same location of our website.  Our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Other Information

The remaining information required by this item will be included under the headings “Proposal 1—Election of Directors,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports” in our definitive proxy statement relating to the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, which we refer to as our 2020 Proxy Statement, and such required information is incorporated herein by reference into this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item will be included under the heading “Executive Compensation,” “Director Compensation,” and “Corporate Governance” in our 2020 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be included under the headings “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our 2020 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10 K.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the headings “Certain Relationships and Related Person Transactions,” and “Corporate Governance—Director Independence” in our 2020 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10‑K.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our 2020 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10‑K.

PART IV

ITEM 15.EXHIBITS, financial statement schedules.

(a)	Documents filed as part of this report:

1. List of Financial Statements

The following financial statements are included in Item 8 “Financial Statements and Supplementary Data” herein.

Page
Report of Independent Registered Public Accounting Firm	106
Financial Statements:
Consolidated Balance Sheets	74
Consolidated Statements of Operations and Comprehensive Income (Loss)	75
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit	76
Consolidated Statements of Cash Flows	77
Notes to Consolidated Financial Statements	78

2. List of Financial Statement Schedules

All schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

3. List of Exhibits

The exhibits to this report are listed below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Progyny, Inc.	8-K	001-39100	3.1	10/31/2019
3.2	Amended and Restated By-laws of Progyny, Inc.	S-1	333-233965	3.4	9/27/2019
4.1	Form of common stock certificate.	S-1/A	333-233965	4.1	10/15/2019
4.2	Form of 2013 Preferred Stock Warrant.	S-1/A	333-233965	4.2	10/15/2019
4.3	Form of 2014 Preferred Stock Warrant.	S-1/A	333-233965	4.3	10/15/2019
4.4	Form of 2015 Preferred Stock Warrant.	S-1/A	333-233965	4.4	10/15/2019
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank dated October 9, 2013.	S-1/A	333-233965	4.5	10/15/2019
4.6	Description of Capital Stock.					*
10.1	Amended and Restated Investor Rights Agreement, dated as of March 4, 2015, by and among Progyny, Inc. and certain of its stockholders.	S-1	333-233965	10.1	9/27/2019

10.2†	Progyny, Inc. 2008 Stock Plan, as amended, and forms of agreements thereunder.	S-1	333-233965	10.2	9/27/2019
10.3†	Progyny, Inc. 2017 Equity Incentive Plan, as amended, and forms of agreements thereunder.	S-8	333-233965	99.2	10/25/2019
10.4†	Progyny, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-233965	10.4	10/15/2019
10.5†	Progyny, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233965	10.5	10/15/2019
10.6†	Form of Indemnification Agreement.	S-1	333-233965	10.6	9/27/2019
10.7†	Amended and Restated Employment Agreement between Progyny, Inc. and David Schlanger, dated September 23, 2019.	S-1	333-233965	10.7	9/27/2019
10.8†	Amended and Restated Employment Agreement between Progyny, Inc. and Peter Anevski, dated September 25, 2019.	S-1	333-233965	10.8	9/27/2019
10.9†	Letter Agreement between Progyny, Inc. and Karin Ajmani.	S-1	333-233965	10.9	9/27/2019
10.10	Sublease Agreement, dated as of July 29, 2019 by and between IPREO Holdings, LLC and Progyny, Inc.	S-1	333-233965	10.11	9/27/2019
10.11	Loan and Security Agreement, dated as of June 8, 2018, between Silicon Valley Bank and Registrant.	S-1	333-233965	10.10	9/27/2019
23.1	Consent of Independent Registered Public Accounting Firm.					*
24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*       Filed herewith.

**     Furnished herewith.

†       Management contract or compensatory plan or arrangement.

#This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 16.FORM 10-K SUMMARY

none.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGYNY, INC.

Date: March 9, 2020	By:	/s/ DAVID SCHLANGER
David Schlanger
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Schlanger and Peter Anevski, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 9, 2020.

Signature	Title

/s/ DAVID SCHLANGER	Chief Executive Officer and Director
David Schlanger	(principal executive officer)

/s/ PETER ANEVSKI	President, Chief Financial & Operating Officer
Peter Anevski	(principal financial and accounting officer)

/s/ BETH SEIDENBERG	Director
Beth Seidenberg, M.D.

/s/ FRED COHEN	Director
Fred Cohen, M.D., D.Phil.

/s/ KEVIN GORDON	Director
Kevin Gordon

/s/ JEFFREY PARK	Director
Jeffrey Park

/s/ NORMAN PAYSON	Director
Norman Payson, M.D.

/s/ CHERYL SCOTT	Director
Cheryl Scott