Form 10-Q
period 2020-03-31
Progyny, Inc.
filed 2020-05-14
CIK 1551306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 8, 2020, the registrant had 85,169,405 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position, our ability to acquire or invest in complementary businesses, products, and technologies, our ability to achieve profitability on an annual basis and sustain such profitability, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, our business strategy and our ability to acquire new clients and successfully engage new and existing clients, our ability to effectively manage our growth and compete effectively with existing competitors and new market entrants, the plans and objectives of management for future operations and capital expenditures, and the impact of the COVID-19 pandemic on our business, operations, and the markets and communities in which we and our clients, members and providers operate are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly  Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Quarterly Report on Form 10-Q.

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progyny, Inc.

Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$91,634	$80,382
Accounts receivable, net of $8,477 and $6,320 of allowances at March 31, 2020 and December 31, 2019, respectively	65,862	47,059
Prepaid expenses and other current assets	4,442	5,003
Total current assets	161,938	132,444
Property and equipment, net	3,673	3,083
Goodwill	11,880	11,880
Intangible assets, net	2,025	2,375
Other assets	629	652
Total assets	$180,145	$150,434
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,438	$19,388
Accrued expenses and other current liabilities	19,618	16,775
Total current liabilities	59,056	36,163
Total liabilities	59,056	36,163
Commitments and Contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2020 and December 31, 2019; 84,845,828 and 84,188,202 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	8	8
Additional paid-in capital	231,516	228,755
Treasury stock, at cost, $0.0001 par value; 615,980 shares outstanding at March 31, 2020 and December 31, 2019	(1,009)	(1,009)
Accumulated deficit	(109,426)	(113,483)
Total stockholders’ equity	121,089	114,271
Total liabilities and stockholders’ equity	$180,145	$150,434

The accompanying notes are an integral part of these unaudited financial statements.

Progyny, Inc.

Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$81,024	$47,197
Cost of services	64,422	37,233
Gross profit	16,602	9,964
Operating expenses:
Sales and marketing	3,267	2,346
General and administrative	9,476	4,508
Total operating expenses	12,743	6,854
Income from operations	3,859	3,110
Other income (expense):
Other income	164	—
Interest income (expense), net	150	(38)
Convertible preferred stock warrant valuation adjustment	—	(551)
Total other income (expense), net	314	(589)
Income before income taxes	4,173	2,521
Provision for income taxes	116	—
Net income	$4,057	$2,521
Net income attributable to common stockholders	$4,057	$31
Net income per share attributable to common stockholders:
Basic	$0.05	$0.01
Diluted	$0.04	$0.01
Weighted-average shares used in computing net earnings per share:
Basic	84,537,538	5,156,755
Diluted	99,665,158	15,120,928

The accompanying notes are an integral part of these unaudited financial statements.

Progyny, Inc.

Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

						Additional
	Convertible Preferred Stock		Common Stock		Treasury	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

For the three months ended March 31, 2020:
Balance at December 31, 2019	—	$—	84,188,202	$8	$(1,009)	$228,755	$(113,483)	$114,271
Stock option exercise	—	—	657,626	—	—	597	—	597
Stock-based compensation	—	—	—	—	—	2,049	—	2,049
Reduction in initial public offering costs	—	—	—	—	—	115	—	115
Net income	—	—	—	—	—	—	4,057	4,057
Balance at March 31, 2020	—	$—	84,845,828	$8	$(1,009)	$231,516	$(109,426)	$121,089

For the three months ended March 31, 2019:
Balance at December 31, 2018	65,428,088	$106,237	5,155,407	$1	$(884)	$10,622	$(104,854)	$(95,115)
Stock option exercise	—	—	1,804	—	—	2	—	2
Stock-based compensation	—	—	—	—	—	517	—	517
Net income	—	—	—	—	—	—	2,521	2,521
Balance at March 31, 2019	65,428,088	$106,237	5,157,211	$1	$(884)	$11,141	$(102,333)	$(92,075)

The accompanying notes are an integral part of these unaudited financial statements.

Progyny, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$4,057	$2,521
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax expense	116	—
Non-cash interest expense	19	—
Depreciation and amortization	520	510
Stock-based compensation expense	2,049	517
Bad debt expense	1,257	449
Loss on disposal of property and equipment	—	1
Change in fair value of warrant liabilities	—	551
Changes in operating assets and liabilities:
Accounts receivable	(20,054)	(16,596)
Prepaid expenses and current other assets	561	(388)
Accounts payable	20,359	3,378
Accrued expenses and other current liabilities	3,256	2,886
Net cash provided by (used in) continuing operations	12,140	(6,171)
Net cash provided by (used in) discontinued operations	—	—
Net cash provided by (used in) operating activities	12,140	(6,171)

INVESTING ACTIVITIES
Purchase of property and equipment, net	(693)	(125)
Net cash (used in) continuing operations	(693)	(125)
Net cash provided by discontinued operations	—	200
Net cash (used in) provided by investing activities	(693)	75

FINANCING ACTIVITIES
Payment of initial public offering costs	(791)	—
Proceeds from revolving line of credit	—	41,308
Repayments made against revolving line of credit	—	(34,977)
Exercise of stock options	597	2
Net cash (used in) provided by continuing operations	(194)	6,333
Net cash provided by discontinued operations	—	—
Net cash (used in) provided by financing activities	(194)	6,333
Net increase in cash and cash equivalents	11,252	237
Cash and cash equivalents, beginning of period	80,382	127
Cash and cash equivalents, end of period	$91,634	$364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$38

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Additions of property and equipment, net included in accrued expenses	$68	$—

The accompanying notes are an integral part of these unaudited financial statements.

Progyny, Inc.

NOTES TO FINANCIAL STATEMENTS

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

Initial Public Offering

On October 29, 2019, the Company completed its initial public offering (“IPO”) in which it issued and sold 6,700,000 shares of its common stock at a public offering price of $13.00 per share.   As part of the IPO, certain selling stockholders offered and sold an additional 4,800,000 shares (including 1,500,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option), at an equivalent public offering price of $13.00 per share. The Company received net proceeds of $77.6 million from the IPO, after deducting underwriters’ discounts and commissions of $5.9 million and offering costs of $3.6 million. Upon completion of the IPO, these offering costs were reclassified to stockholders’ equity and offset against the proceeds from the offering on the balance sheet.  Immediately prior to the completion of the IPO, all shares of convertible preferred stock then outstanding were converted into 65,428,088 shares of common stock on a one-to-one basis, $106.2 million of convertible preferred stock was reclassified to additional paid-in-capital and $7,000 of convertible preferred stock was reclassified to common stock on the Company’s balance sheet.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, the Company’s financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

Basis of Presentation

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These interim financial statements have been prepared on a basis consistent with the annual financial statements and, in the opinion of management, include all adjustments necessary to fairly state our financial position as of March 31, 2020, the results of our operations for the three months ended March 31, 2020 and 2019 and the results of our cash flows for the three months ended March 31, 2020 and 2019.   Therefore, these unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Annual Report on Form 10-K filed with the SEC on March 10, 2020.

The results for the three months ended March 31, 2020 are not necessarily indicative of the operating results expected for the year ending December 31, 2020 or any other future period.  Additionally, there are many uncertainties regarding the current coronavirus (“COVID-19”) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers and their members, its provider network, specialty pharmacy partners, employees, suppliers, vendors, and other business partners. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, future results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional and national markets.  The overall disruption of the healthcare and fertility markets and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP generally requires management to make estimates and assumptions that affect the reported amount of certain assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and liabilities. The accounting estimates that require the most complex and subjective judgements include accrued receivables, accrued claims payable, allowance for doubtful accounts, accrued rebates, and stock-based compensation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reverse Stock Split

On October 14, 2019, Progyny’s stockholders approved and the Company effected a one-for-4.5454 reverse stock split of its common and convertible preferred stock.  The par value of the common stock and convertible preferred stock was not adjusted as a result of the reverse stock split.  Accordingly, the financial statements and notes retroactively reflect Progyny’s capital structure after giving effect to the reverse stock split.

2.           Significant Accounting Policies

There has been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Fertility Benefits Revenue

Progyny primarily generates revenue through its fertility benefits solution, in which Progyny provides self-insured enterprise entities (“clients”) and their employees and partners (together, “members”) with fertility benefits. As part of the fertility benefits solution, Progyny provides access to effective and cost-efficient fertility treatments, referred to as Smart Cycles, as well as other related services. Smart Cycles are proprietary treatment bundles that include certain medical services available to members through Progyny’s proprietary, credentialed network of provider clinics. In addition to access to Progyny’s Smart Cycle treatment bundles and access to Progyny’s network of provider clinics, the fertility benefits solution includes other comprehensive services, which Progyny refers to as care management services, such as active management of the provider clinic network, real-time member eligibility and treatment authorization, member-facing digital tools throughout the Smart Cycle and detailed quarterly reporting all supported by client facing account management and end-to-end comprehensive member support provided by Progyny’s in house staff of PCAs.

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

Progyny’s contracts include the following sources of consideration, which are all variable: a per employee per month (“PEPM”) administration fee (in most, but not all contracts) and a fixed rate per Smart Cycle. The PEPM administration fee is allocated between the fertility benefits solution and the pharmacy benefits solution based on standalone selling price, estimated using an expected cost-plus margin method. The Company allocates the variable consideration related to the fixed rate per Smart Cycle to the distinct period during which the related services were performed as those fees relate specifically to the Company’s efforts to provide its fertility benefits solution to its clients in the period and represents the consideration the Company is entitled to for the fertility benefit services provided. As a result, the fixed rate per Smart Cycle is included in the transaction price and recognized in the period in which the Smart Cycle is provided to the member.

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

There are no material contract asset or contract liability balances as of March 31, 2020 and December 31, 2019.

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

As of March 31, 2020, accrued receivables and accrued claims payables were $12.0 million and $14.2 million, respectively, as compared to $16.0 million and $9.8 million, respectively, as of December 31, 2019.  Accrued receivables are included within accounts receivable in the balance sheet.  Accrued claims payable are included within accrued expenses and other current liabilities in the balance sheet.  Claims payable are paid within 30 days based on contractual terms.

As of March 31, 2020 and December 31, 2019, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $21.1 million and $8.5 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client.  Unbilled receivables are included in accounts receivable in the balance sheet.

Accounts Receivable and Allowance for Doubtful Accounts

The accounts receivable balance primarily includes amounts due from clients and members.  Accounts receivable also includes accrued receivables for fertility benefits claims from provider clinics at the end of each period for services provided that have not yet been received. The Company estimates an allowance for changes and cancellations of services based upon historical experience and estimates member uncollectible amounts based upon historical bad debts, current member receivable balances and the age of member receivable balances.  The following table provides a summary of the activity in these allowances for the three months ended March 31, 2020 and December 31, 2019 (in thousands):

March 31, 2020	Balance at Beginning of Period	Charged to Revenue	Charged to Costs and Expenses	Write-offs	Utilization	Balance at End of Period
Allowance for doubtful accounts	$2,771	$-	$1,257	$(4)	$-	$4,024
Allowance for service changes and cancellations	3,549	4,453	-	-	(3,549)	4,453
	6,320	4,453	1,257	(4)	(3,549)	8,477

December 31, 2019
Allowance for doubtful accounts	$1,175	$-	$1,606	$(10)	$-	$2,771
Allowance for service changes and cancellations	2,311	7,742	-	-	(6,504)	3,549
	3,486	7,742	1,606	(10)	(6,504)	6,320

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the revised guidance required that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard on January 1, 2019 using the full retrospective approach. The adoption of the new standard did not have a material impact on the financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the definition of a business. The new standard clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for the Company for fiscal years beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. The Company adopted this guidance effective January 1, 2019, which did not have a material impact on the Company’s financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (ASC 740), to conform to SEC Staff Accounting Bulletin No. 118 (“SAB 118”). The standard was issued to allow registrants to record provisional amounts during a measurement period not to extend beyond one year from the enactment date in instances when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “Tax Reform Act”). The standard was effective upon issuance. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (ASC 718): Improvements to Employee Share-Based Payment Accounting, which changes the accounting for share-based payment transactions with nonemployees. The Company adopted this guidance effective January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Accounting Pronouncements Issued but Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In November 2019, the FASB most recently voted to defer the effective date of ASU 2016-02 for certain entities. As the Company has elected to use the extended transition period for complying with new or revised accounting standards applicable to private companies, the new standard is effective for fiscal years beginning after December 15, 2020. The Company plans to adopt the new standard using the modified retrospective approach of all leases entered into before the effective date. The Company is currently evaluating the impact this ASU will have on its financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract to determine which implementation costs to capitalize as assets. As the Company has elected to use the extended transition period for complying with new or revised accounting standards applicable for private companies, the new standard is effective for fiscal years beginning after  December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period, for all entities and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently reviewing its cloud computing arrangements to evaluate the impact of adoption of the final guidance but does not expect that the pending adoption of this ASU will have a material effect on its financial statements.

In June 2016, the FASB issued ASU 2016-13 which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In July 2019, the FASB voted to defer the effective date of the standard to fiscal years beginning after December 15, 2022. As the Company has elected to use the extended transition period for complying with new or revised accounting standards applicable to private companies, the ASU is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those years. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. As the Company has elected to use the extended transition period for complying with new or revised accounting standards applicable to private companies, the new standard is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

3.           Revenue

Disaggregated revenue

The following table disaggregates revenue by service (in thousands):

	Three Months Ended
	March 31,
	2020	2019

Fertility benefit services revenue	$59,433	$40,365
Pharmacy benefit services revenue	21,591	6,832
Total revenue	$81,024	$47,197

4.           Fair Value of Financial Instruments

The fair value of financial instruments is determined based on assumptions that market participants would use when pricing an asset or liability at the balance sheet date. Certain assets are categorized based on the following fair value hierarchy of market participant assumptions:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value of the asset or liability and supported by little or no market activity.

The Company uses observable market data when available, and minimizes the use of unobservable inputs when determining fair value

As of March 31, 2020, the Company had $84.1 million, in financial assets held in money market accounts and U.S. treasury bills, all of which were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets.

As of March 31, 2020 and December 31, 2019, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

5.           Debt

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

The Company is required to pay a revolving line commitment fee of $225,000 in three equal annual installments of $75,000 starting on the one-year anniversary of the SVB Line of Credit. The Company made the first installment payment of $75,000 in June 2019 and accrues this cost monthly. The SVB Line of Credit matures in June 2021. When the Company holds unrestricted cash balances greater than $5.0 million interest accrues at a floating rate per annum equal to the greater of prime rate or 4.75%. If the unrestricted cash balance is less than $5.0 million interest accrues at a floating rate per annum equal to the greater of prime rate plus 0.5% or 4.75%, with interest payable monthly. Interest is paid based upon the borrowed funds.

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

The Company was in compliance with all requirements and covenants of the revolving credit facility as of March 31, 2020 and December 31, 2019.

As of both March 31, 2020 and December 31, 2019, the Company had $0 drawn on the SVB Line of Credit. The Company recorded interest expense on the SVB Line of Credit of $0 and $38,000 in the three months ended March 31, 2020 and 2019, respectively.

6.          Convertible Preferred Stock Warrants

In connection with the IPO on October 25, 3019, the convertible preferred warrants converted to common stock warrants.  Therefore, as of March 31, 2020 and December 31, 2019 the Company had no outstanding convertible preferred warrants.  Prior to the conversion, the convertible preferred stock warrants were valued using the price as of the IPO date of $13 less the exercise price of $1.73 per common share.   During the three months ended December 31, 2019, 482,661 common stock warrants were exercised for 441,307 shares of common stock at a weighted average exercise price of $1.59.

The Company recognized the warrants at fair value at the time of issuance and remeasured the warrants at their fair value on a recurring basis thereafter. Given the deemed liquidation provisions of the underlying convertible preferred stock, the convertible preferred stock warrant liabilities are recorded at fair value and are subject to remeasurement at each balance sheet date. The Company calculates the warrants’ fair value as follows:

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

7.         Commitments and Contingencies

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

8.          Convertible Preferred Stock

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

The authorized, issued and outstanding shares, and liquidation preference of the Company’s convertible preferred stock as of the dates indicated were as follows (in thousands, except for share and per share data):

	As of March 31, 2020
	Authorized Shares	Issued and Outstanding Shares	Aggregate Liquidation Preference

Convertible Preferred Stock:
Total	100,000,000	-	-

	As of March 31, 2019
	Authorized Shares	Issued and Outstanding Shares	Aggregate Liquidation Preference

Convertible Preferred Stock:
Series A Preferred	69,930,070	15,384,798	$ 20,000
Series B Preferred	245,000,000	50,043,290	86,369
Total	314,930,070	65,428,088	106,369

9.  Stock-based Compensation

The following table summarizes stock-based compensation expense for employees, which was included in the statements of operations and comprehensive income as follows (in thousands):

	Three Months Ended
	March 31
	2020	2019
Cost of services	$337	$45
Selling and marketing	237	115
General and administrative	1,475	357
Total stock-based compensation expense	$2,049	$517

10.    Income Taxes

For the three months ended March 31, 2020 and 2019, the Company calculated its year-to-date provision for income taxes by applying the estimated annual effective tax rate to the year-to-date profit from operations before income taxes and adjusts the provision for income taxes for discrete tax items recorded in the period. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income before income taxes and any significant permanent tax items.  During the three months ended March 31, 2020 and 2019, the Company recorded a provision of $116,000 and $0, respectively.

11.    Net Earnings Per Share

Basic net income per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The Company adjusts its net income attributable to common stockholders to reflect the impact of deemed dividends recorded for convertible preferred stock during the period.

The Company’s convertible preferred stock was entitled to receive noncumulative dividends, prior and in preference to any declaration or payment of any dividend on common stock and thereafter participate pro rata on an as-converted basis with the common stockholders in any distributions to common stockholders and were therefore considered to be participating securities. As a result, the Company calculated the net income per share using the two-class method. Accordingly, the net income attributable to common stockholders is derived from the net income for the period and, in periods in which the Company has net income attributable to common stockholders, an adjustment is made for the allocations of undistributed earnings to participating securities based on their outstanding stockholder rights. Under the two-class method, the net income attributable to common stockholders is not allocated to the convertible preferred stock as the convertible preferred stockholders did not have a contractual obligation to share in the Company’s losses.

Diluted net income attributable to common stockholders is computed by adjusting income attributable to common stockholders to allocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options, convertible preferred stock, convertible preferred stock warrants, and common stock warrants. Diluted net income per share attributable to common stockholders is computed by dividing the diluted net income attributable to common stockholders by the weighted average number of common shares outstanding for the period, including common stock equivalents. In periods when the Company has incurred a net loss, convertible preferred stock, options to purchase common stock, convertible preferred stock warrants, and common stock warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

A reconciliation of net income available to common stockholders and the number of shares in the calculation of basic and diluted net loss per share follows (in thousands, except share and per share amounts):

	Three Months Ended
	March 31
	2020	2019
Basic earnings per common share:
Numerator:
Net income	$4,057	$2,521
Less:
Deemed dividends on convertible preferred stock	—	(2,098)
Undistributed earnings to participating securities	—	(392)
Net income attributable to common stockholders	$4,057	$31

Denominator:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	84,537,538	5,156,755
Basic net income per share attributable to common stockholders	$0.05	$0.01

Diluted earnings per common share:
Numerator:
Net income attributable to common stockholders	$4,057	$31
Adjustments to undistributed earnings of participating securities	—	48
Diluted net income attributable to common stockholders	$4,057	$79

Denominator:
Weighted-average shares used in computing diluted net income per share attributable to common stockholder	84,537,538	5,156,755
Effect of dilutive securities	15,127,620	9,964,173
Weighted-average shares used in computing diluted net income per share attributable to common stockholders	99,665,158	15,120,928
Diluted net income per share attributable to common stockholders	$0.04	$0.01

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Three Months Ended
	March 31,
	2020	2019
Redeemable convertible preferred stock	—	65,428,088
Options to purchase common stock	256,679	9,964,173
Restricted stock units	115,741	—
Warrants to purchase common stock	—	96,198
Warrants to purchase convertible preferred stock	—	1,050,217
Total	372,420	76,538,676

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 10, 2020 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

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

Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our base of clients to over 130. We have retained substantially all of our clients since inception, and our member satisfaction over that same time period is evidenced by our most recent industry-leading Net Promoter Score, or NPS, of +72 for our fertility benefits solution and +80 for our integrated pharmacy benefits solution, Progyny Rx. We currently provide coverage to approximately 2.1 million employees and their partners (known in our industry as covered lives), who we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

			Progyny In‑Network
		Progyny In‑Network	Provider Clinic
	National Averages	Provider Clinic	Averages
	for All Provider	Averages	for Progyny
Outcome	Clinics	for All Patients	Members Only(3)
Single embryo transfer rate(1)	58.1%	61.1%	88.4%
Pregnancy rate per IVF transfer(1)	52.4%	54.0%	59.9%
Miscarriage rate(1)	19.0%	18.7%	13.3%
Live birth rate(2)	42.1%	43.7%	51.9%
IVF multiples rate(2)	12.2%	11.2%	2.4%

(1)	Calculated based on the Society for Assisted Reproductive Technology, or SART, 2017 National Summary Report, finalized in 2020.
(2)	Calculated based on CDC, 2018 National Summary and Clinic Data Sets, published in 2020.
(3)	Calculated based on the 12-month period ended December 31, 2019.

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

Our Clients. We currently serve over 130 self-insured employers in the United States across more than 25 industries.  Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from 1,000 to 250,000 employees, represent 2.1 million covered lives.

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

•

Population‑Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population‑based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 2% and 1% of our total revenue for the three months ended March 31, 2020 and 2019, respectively.

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

Key Operational and Business Metrics

In addition to the measures presented in our financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

Member and Client Base

Our addressable market is large self-insured employers. There are approximately 8,000 self-insured employers in the United States (excluding quasi-governmental entities, such as universities and school systems, and labor unions) who have a minimum of 1,000 employees, representing approximately 69 million potential covered lives in total. Our current member base of 2.1 million represents only 3% of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with self-insured employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of March 31, 2020 and 2019, we served 132 and 78 clients, respectively, representing approximately 2,095,000 and 1,036,000 members, respectively.

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

Benefits Utilization

A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to 2.1 million members at March 31, 2020.

The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented.

	Three Months Ended March 31,
	2020	2019
Assisted Reproductive Treatment (ART) Cycles(1)	4,443	2,627
Utilization - All Members(2)	0.46%	0.53%
Utilization - Female Only(2)	0.41%	0.47%

(1)	Represents the number of ART cycles performed, including IVF with a fresh embryo transfer, IVF freeze all cycles/embryo banking, frozen embryo transfers and egg freezing.
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

Impact of COVID-19 on our Business

On March 11, 2020, the World Health Organization designated the recent novel coronavirus, or COVID-19, as a global pandemic. COVID-19 has significantly impacted various markets around the world, including the United States. Public and private sector policies and initiatives to reduce the transmission of COVID-19 have varied significantly across the United States, but as of March 31, 2020, a significant percentage of the U.S. population was subject to meaningful restrictions on activities, which included limitations on the operation of non-essential businesses including healthcare procedures considered to be non-urgent, requirements that individuals remain in or close to their homes, school closures, limitations on large gatherings, travel restrictions and other policies to promote or enforce physical distancing. As described below, these restrictions and our responses to them are significantly impacting how our members use our services, access our providers, and how our employees work and provide services to our clients and members, resulting in an impact on our revenue.

Employee safety is our first priority, and as a result, we have implemented a remote working policy for all of our employees. We are also working closely with all of our clients, members, providers and other external business partners. We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times.

Most of the policies and initiatives referenced above were implemented during the latter part of the first quarter of 2020. In the three months ended March 31, 2020, the COVID-19 pandemic had a material negative impact on our operating results. In particular, the outbreak and preventative measures taken to contain COVID-19 negatively impacted our members’ access to care due to a temporary unavailability of the full range of fertility treatments at our provider clinics.

On March 17, 2020, the American Society for Reproductive Medicine, or ASRM, issued guidelines recommending the suspension of new treatment cycles.  As a result, the significant majority of our members were unable to complete diagnostics or initiate new treatment cycles, and our volumes declined precipitously as of that date. ASRM then updated its guidelines on April 24, 2020 and reaffirmed on May 11, 2020, providing fertility clinics with a path for the safe and gradual resumption of patient care.  Additionally, many state and local governments have begun to ease stay-at-home orders and allowing for the resumption of non-emergent medical procedures.  Several clinics have already started to resume services, however, the timing of the resumption of services at clinics across the country, as well as the length of time it will take both clinics and patients to return to normal practice volumes, are still uncertain.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, future results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional and national markets. We will continue to evaluate the nature and extent of these potential impacts to our business, results of operations and liquidity.

For additional information on the various risks posed by the COVID-19 pandemic, please read Part II, Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q.

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

Other Income (Expense), net

Other income (expense) includes investment income, interest income (expense), and preferred stock warrant valuation adjustment.

Provision for Income Taxes

We are subject to income taxes in the United States. As of March 31, 2020 and December 31, 2019, we recorded a full valuation allowance for our deferred tax assets based on our historical loss and the uncertainty regarding our ability to project future taxable income. In future periods, if we are able to generate income, we may reduce or eliminate the valuation allowance.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)

Statements of Operations Data:
Revenue	$81,024	$47,197
Cost of services(1)	64,422	37,233
Gross profit	16,602	9,964
Operating expenses:
Sales and marketing(1)	3,267	2,346
General and administrative(1)	9,476	4,508
Total operating expenses	12,743	6,854
Income from operations	3,859	3,110
Other income (expense), net	314	(589)
Income before income taxes	4,173	2,521
Provision for income taxes	116	—
Net income	$4,057	$2,521

(1)	Includes stock‑based compensation expense as follows:

	Three Months Ended
	March 31,
	2020	2019

Cost of services	$337	$45
Sales and marketing	237	115
General and administrative	1,475	357
Total stock‑based compensation expense	$2,049	$517

	Three Months Ended
	March 31,
	2020	2019

Statements of Operations Data, as a percentage of revenue:
Revenue	100%	100%
Cost of services	79	79
Gross profit	21	21
Operating expenses:
Sales and marketing	4	5
General and administrative	12	10
Total operating expenses	16	15
Income from operations	5	6
Other income (expense), net	0	(1)
Income before income taxes	5	5
Provision for income taxes	-	-
Net income	5%	5%

Non-GAAP Financial Measure – Adjusted EBITDA

Adjusted EBITDA is a supplemental financial measure that is not required by, or presented in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. We believe that Adjusted EBITDA, when taken together with our U.S. GAAP financial results, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, determining incentive compensation, evaluating our operating performance, and for internal planning and forecasting purposes.

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of Adjusted EBITDA include: (1) it does not properly reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including interest expense, net; (5) it does not consider the impact of any stock warrant valuation adjustment; (6) it does not reflect tax payments that may represent a reduction in cash available to us; and (7) it does not include legal fees that may be payable in connection with a vendor arbitration. In addition, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net income from continuing operations and other U.S. GAAP results.

We calculate Adjusted EBITDA as net income from continuing operations, adjusted to exclude depreciation and amortization, stock-based compensation expense, other income, interest (income) expense, net, convertible preferred stock warrant valuation adjustment, provision for income taxes, and legal fees associated with a vendor arbitration. The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income	$4,057	$2,521
Add:
Depreciation and amortization	520	510
Stock‑based compensation	2,049	517
Other income	(164)	-
Interest (income) expense, net	(150)	38
Convertible preferred stock warrant valuation adjustment	-	551
Provision for income taxes	116	-
Legal fees associated with a vendor arbitration(a)	693	217
Adjusted EBITDA	$7,121	$4,354

(a)

We engaged in other activities and transactions that can impact our net income.  In recent periods, these other items included, but were not limited to, legal fees related to an arbitration resulting from our termination of an agreement with a specialty pharmacy vendor.

Comparison of Three Months Ended March 31, 2020 and 2019

Revenue

	Three Months
	Ended March 31,
	2020	2019	% Change
	(dollars in thousands)

Revenue	$ 81,024	$ 47,197	72%

Revenue increased by $33.8 million, or 72%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase is primarily due to a $19.0 million, or 47% increase, in revenue from our fertility benefits solution and a $14.8 million or 216% increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added Progyny Rx benefit. Progyny Rx revenue growth outpaces the fertility benefits revenue due to the fact that Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefit solution clients since its initial launch. Our revenue growth for the quarter was negatively impacted by COVID-19.

Cost of Services

	Three Months
	Ended March 31,
	2020	2019	% Change
	(dollars in thousands)

Cost of services	$ 64,422	$ 37,233	73%

Cost of services increased by $27.2 million, or 73%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase is primarily due to a $25.2 million increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered, and a $2.0 million increase in personnel and overhead costs for our care management services teams and costs of adjudicating claims.

Gross Profit and Gross Margin

	Three Months
	Ended March 31,
	2020	2019	% Change
	(dollars in thousands)

Gross profit	$ 16,602	$ 9,964	67%
Gross margin	20.5%	21.1%

Gross profit increased by $6.6 million, or 67%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Gross margin decreased 60 basis points for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to our decision to keep all of our care management staff in place during the pause in treatments caused by COVID-19. This decision was made in anticipation of the resumption in services across regions, as well as the corresponding ramp up toward normal service levels.

Operating Expenses

Sales and Marketing Expense

	Three Months
	Ended March 31,
	2020	2019	% Change
	(dollars in thousands)

Sales and marketing	$ 3,267	$ 2,346	39%

Sales and marketing expense increased by $0.9 million, or 39%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily due to a $0.7 million increase in personnel‑related costs (including a $0.2 million increase in stock-based compensation) due to additional headcount and commissions for sales and marketing functions.

General and Administrative Expense

	Three Months
	Ended March 31,
	2020	2019	% Change
	(dollars in thousands)

General and administrative	$ 9,476	$ 4,508	110%

General and administrative expense increased by $5.0 million, or 110%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily due to a $2.0 million increase in personnel-related costs (including a $1.0 million increase in stock-based compensation) due to additional headcount for general and administrative functions, a $0.5 million increase in legal costs for a vendor arbitration, a $0.8 million increase in bad debt, and a $1.1 million increase in insurance, and a $0.6 million increase in other related general and administrative expenses including incremental costs related to being a public company.

Other Income (Expense), Net

	Three Months
	Ended March 31,
	2020	2019	% Change
	(dollars in thousands)

Other income (expense), net	$ 314	($589)	-153%

Other income (expense), net improved by $0.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily due to an increase of $0.3 million in investment income and interest income for the three months ended March 31, 2020, and the impact in 2019 of a $0.5 million charge related to the fair value adjustment of the preferred stock warrants.   The preferred stock warrants were converted to common stock warrants as of the IPO and will no longer be marked to market.

Provision for Income Taxes

	Three Months
	Ended March 31,
	2020	2019	% Change
	(dollars in thousands)

Provision for income taxes	$ 116	$ 0	NA

For the three months ended March 31, 2020 we recorded a provision for state income taxes of $0.1 million.  No provision or benefit for federal or state income taxes was recorded for the three months ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had $91.6 million of cash and cash equivalents and $15 million of cash available on the revolving line of credit with Silicon Valley Bank. Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities as further detailed below. As of December 31, 2019, our principal sources of liquidity were cash and cash equivalents totaling $80.4 million and $15 million of cash available on the revolving line of credit. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

On October 29, 2019, we completed our IPO in which we issued and sold 6,700,000 shares of our common stock at a public offering price of $13.00 per share. We received net proceeds of approximately $77.6 million from the IPO, after deducting underwriters’ discounts and commissions of $5.9 million and offering costs of $3.6 million.  For additional information, See Note 1 – Business and Basis of Presentation to our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.   We believe that our existing cash and cash equivalents, including the proceeds from our IPO, cash flow from operations and the cash available on the revolving line of credit will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including sales of our solutions and client renewals, the timing and the amount of cash received from clients, the expansion of our sales and marketing activities and the continuing market adoption of our solutions.

Other than the impact on our revenues and the related cash flows resulting from the various restrictions on activities due to the COVID-19 pandemic, our sources and uses of cash were not otherwise materially impacted by the COVID-19 pandemic in the three months ended March 31, 2020 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic may have on our business and financial results. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

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

In June 2018, we entered into an agreement with Silicon Valley Bank to replace our then-outstanding term loan with a revolving line of credit of up to $15.0 million that will mature on June 8, 2021. The available revolving line of credit is based upon an advance rate of 80% of “eligible” accounts receivable and may be used to fund our working capital and other general corporate needs. Eligible accounts receivable includes accounts billed with aging 90 days or less and excludes accounts receivable due for member copayments, coinsurance, and deductibles. When we hold unrestricted cash balances greater than $5.0 million, interest accrues at a floating rate per annum equal to the greater of prime rate or 4.75%. If the unrestricted cash balance is less than $5.0 million, interest accrues at a floating rate per annum equal to the greater of prime rate plus 0.5% or 4.75%, with interest payable monthly.

The following table summarizes our cash flows from continuing operations for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)

Cash provided by (used in) operating activities	$12,140	$(6,171)
Cash (used in) investing activities	(693)	(125)
Cash (used in) provided by financing activities	(194)	6,333
Net increase in cash and cash equivalents from continuing operations	$11,252	$37

Operating Activities

Net cash provided by operating activities was $12.1 million for the three months ended March 31, 2020, primarily consisting of a $4.1 million net income from continuing operations adjusted for certain non‑cash items, which include $2.0 million of stock‑based compensation expense, $0.5 million of depreciation and amortization, $1.3 million from bad debt expense, and $0.1 million of tax and interest expense. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $20.1 million, offset by cash provided by operating activities from increases in accounts payable of $20.3 million and accrued expenses and other current liabilities of $3.3 million, and decreases in prepaid assets and other assets of $0.6 million.  These changes are a result of the impact of revenue growth combined with the timing of payments to third party providers and collections from clients.

Net cash used in operating activities was $6.2 million for the three months ended March 31, 2019, primarily consisting of a $2.5 million net income from continuing operations adjusted for certain non‑cash items, which include $0.5 million of stock‑based compensation, a $0.5 million change in fair value of warrant liabilities, $0.5 million of depreciation and amortization, and $0.5 million from bad debt expense.  Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $16.6 million and prepaid assets and other assets of $0.4 million, offset by cash provided by operating activities from increases in accounts payable of $3.4 million and accrued expenses and other current liabilities of $2.9 million.  These changes are as a result of the impact of revenue growth combined with the timing of payments to third party providers and collections from clients.

Investing Activities

Net cash used in investing activities from continuing operations was $0.7 million and $0.1 million for the three months ended March 31, 2020 and March 31, 2019 consisting of purchases of computers, software, and leasehold improvements.  Leasehold improvements of $0.6 million during 2020 were associated with the buildout of our new corporate office which was occupied in February 2020.

Financing Activities

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2020, consisting of payments of $0.8 million for IPO costs offset by $0.6 million from stock option exercises.

Net cash provided by financing activities was $6.3 million for the three months ended March 31, 2019 related to  cash provided from net draws on our revolving line of credit with Silicon Valley Bank.

Contractual Obligations and Commitments

Other than changes which occur in the ordinary course of business, as of March 31, 2020, there were no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off‑Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, except for operating leases entered into in the normal course of business.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. The future effects of the COVID-19 pandemic on our results of operations, cash flows, and financial position are unclear, however, we believe we have made reasonable estimates and assumptions in preparing the financial statements. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K as well as Note 1 – Business and Basis of Presentation and Note 2 Summary of Significant Accounting Policies in the notes to the financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

For a full discussion of recently adopted accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies , to the financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

As of March 31, 2020, we had cash and cash equivalents of $91.6 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments.  A hypothetical 10% change in interest rates would not result in a material impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider all of the information in this Quarterly Report on Form 10-Q, including the section titled “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. Any of the following risks could materially and adversely affect our business, financial condition and results of operations, the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business and Industry

The recent COVID-19 pandemic has had, and similar health epidemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our clients, members and providers operate.

Our business and operations have been adversely affected by the recent COVID-19 pandemic, which has impacted the markets and communities in which we and our clients, members and providers operate. Since December 2019, when COVID-19 was first reported, the virus has spread to many countries worldwide, including the United States and more specifically, New York, New York, where our primary office is located.

The ongoing COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. Our providers have and may continue to delay new fertility cycles because they operate in areas acutely affected by the COVID-19 pandemic or in order to conserve medical resources for non-fertility related medical treatments. Our members do and may continue to live in communities that are acutely affected by the COVID-19 pandemic and have and may not want to continue or begin new fertility cycles during the pandemic. Furthermore, as certain of our potential clients experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the spread of COVID-19, they have and may continue to decrease their spending on health benefits and delay or cancel implementation of fertility benefits. Each of these factors could affect our utilization rates and the number of members enrolled in our clients’ benefit plans.

The COVID-19 pandemic has been declared a national emergency. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our clients, members and providers.

In light of the uncertainty and rapidly evolving situation relating to the spread of COVID-19 and in compliance with shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, we have implemented a work-from-home policy for all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in the best interests of our business, our employees and the communities we serve. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential clients, longer time periods to complete implementation of new clients, longer time to respond to members, extended timelines for data collection and review and a corresponding reduction in growth, or other decreases in productivity that could seriously harm our business. In addition, working remotely could increase our cybersecurity risk and make us more susceptible to communication disruptions, which could adversely impact our business operations or delay necessary interactions with our clients, member, providers and other third parties. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our member utilization and rate of growth, either of which could seriously harm our business.

In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability expand our customer base and develop and expand our sales and marketing capabilities, and may impact our ability to comply with the financial covenant in our loan agreement with Silicon Valley Bank if a material economic downturn results in substantially lower revenue than expected under our annual financial projections.

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change.  We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole.  While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have provided and may continue to provide guidance about our business and future operating results.  For example, we issued guidance for the first quarter 2020 and the full year 2020 on March 5, 2020. However, we withdrew this guidance on March 18, 2020 after the American Society for Reproductive Medicine (ASRM) issued guidance on March 17, 2020, which recommended suspension of new, non-urgent treatments. On May 12, 2020, we issued guidance for the second quarter of 2020. In developing this guidance, our management must make certain assumptions and judgments about its future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic and the associated economic uncertainty on our business and the timing and scope of economic recovery globally and the timing of the resumption of fertility services at clinics across the country, as well as how long it will take both clinics and patients to return to normal practice volumes, which are inherently difficult to predict. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions or economic conditions, some of which may change. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, and which could adversely affect our business and future operating results. There are no comparable recent events that provide insights as to the probable effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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

To increase our revenue, we must continue to attract new clients. Our ability to do so depends in large part on the success of our sales and marketing efforts, and the success of attracting industry leaders in diversified sectors, which could prompt others in the same sectors to follow suit to remain competitive. Potential clients may seek out other options; therefore, we must demonstrate that our solutions are valuable and superior to alternatives. If we fail to provide high-quality solutions and convince clients of the benefits of our model and value proposition, we may not be able to attract new clients. The market for our solutions could decline or grow more slowly than we expect due to general economic conditions, outbreaks of contagious diseases including the COVID-19 pandemic, a decrease in business investments, including spending on employee benefits, and other factors. If the markets for our solutions decline or grow more slowly than we expect, or if the number of clients that contract with us for our solutions declines or fails to increase as we expect, our financial results could be harmed. As the markets in which we participate mature, fertility solutions and services evolve and competitors begin to enter into the market and introduce differentiated solutions or services that are perceived to compete with our solutions, particularly if such competing solutions are adopted by an industry leader in a particular sector, our ability to sell our solutions could be impaired. As a result of these and other factors, we may be unable to attract new clients, which would have an adverse effect on our business, financial condition and results of operations.

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

We currently serve over 130 self-insured employers in the United States across more than 25 industries. For the three months ended March 31, 2020 and 2019, each of our largest two clients represented more than 10% of our total revenue.   One of our clients accounted for 17% and 18% of our total revenue, for the three months ended March 31, 2020 and 2019, respectively. In addition, another client accounted for 16% of our revenue for the three months ended March 31, 2020. Finally, a third client accounted for 11% of our total revenue for the three months ended March 31, 2019, respectively. Engagement with these clients is generally covered through contracts that are multi-year in duration. One or more of these clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.

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

We do not control or impact the level of utilization of our solutions for each of our clients, in particular for newer clients. A significant reduction in the number of members using our solutions could adversely affect our business, financial condition and results of operations. Factors that have and could continue to contribute to a reduction in the use of our solutions include: reductions in workforce by existing clients; general economic downturn that results in business failures and high unemployment rates; outbreaks of contagious diseases including the COVID-19 pandemic; employers no longer offering comprehensive health coverage or offering alternative solutions such as coverage on a voluntary, employee-funded basis; federal and state regulatory changes; changes to taxability of medical benefits; failure to adapt and respond effectively to changing medical landscape, changing regulations, changing client needs, requirements or preferences; premium increases and benefits changes; negative publicity, through social media or otherwise and news coverage.

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

Unfavorable changes in our industry or in the United States economy could have a negative effect on ours and our clients’ and potential clients’ results of operations. Negative conditions in the general economy in the United States, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases including the COVID-19 pandemic, warfare and terrorist attacks on the United States, could cause a decrease in business investments, including spending on employee benefits, and negatively affect the growth of our business. In addition, unfavorable economic conditions could result in the cancellation by certain clients or material defaults by members on their cost share. Further, economic conditions including interest rate fluctuations, changes in capital market conditions and regulatory changes, such as the taxability of medical benefits like ours, may affect our ability to obtain necessary financing on acceptable terms. In addition, the increased pace of consolidation in the healthcare industry may result in competitors with greater market power. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for experienced sales and client account management personnel. There is no guarantee we will be able to attract such personnel or that competition among potential employers will not result in increased salaries or other benefits. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.

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

We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients or vendors in connection with commercial disputes or employment claims made by our current or former employees. We are currently in arbitration with a former vendor who alleges a breach of our contract with such vendor, as described in Part II, Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q. We are unable to predict the outcome of any of these legal proceedings. Such proceedings might result in substantial costs, regardless of the outcome, and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial condition and results of operations.

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

As of December 31, 2019, we had federal and state net operating loss carryforwards of approximately $92 million and $71 million, respectively, due to prior period losses, some of which, if not utilized, will begin to expire in 2031 for federal and state purposes. Under the Tax Cuts and Jobs Act, or the U.S. Tax Act (as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act), the use of our federal net operating loss carryforwards generated during the year ended December 31, 2019 is limited to 80% of our taxable income in any future taxable year beginning after December 31, 2020, although such losses may be carried forward indefinitely.  Federal and California research and development tax credit carryforwards are approximately $729,000 and $830,000, respectively. The federal research and development tax credits begin to expire in 2030, and the California research and development tax credits have no expiration date. These net operating loss and research tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments used in preparing our  financial statements include those related to the determination of fair value of our common stock, estimates of accounts receivable relating to member copayments and revenue recognition relating to services rendered but for which no claim has yet been reported, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, including those related to the recent COVID-19 pandemic, may also negatively impact the market price of our common stock. Fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

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

Our results of operations may fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:

•	fluctuations in demand for or pricing of our solutions;
•	our ability to attract new clients;
•	our ability to retain our existing clients;
•	client expansion rates;
•	changes in clients’ budgets and in the timing of their budget cycles and purchasing decisions;
•	our ability to control costs, including our operating expenses and healthcare costs;
•	the amount and timing of payment for operating expenses, particularly sales and marketing expenses;
•	the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments and other non-cash charges;
•	the amount and timing of costs associated with recruiting, training and integrating new employees and retaining and motivating existing employees;
•	general economic conditions, as well as economic conditions specifically affecting industries in which our clients participate, including those related to the recent COVID-19 pandemic;
•	the impact of new accounting pronouncements;
•	changes in the competitive dynamics of our market, including consolidation among competitors or clients; and
•	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our solutions and services.

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. For example, the full impact of the COVID-19 pandemic is unknown at this time, but could result in adverse changes in our results of operations for an unknown period of time as the virus and its related political, social and economic impacts spread. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. For example, in connection with our audit of the fiscal year 2018 consolidated financial statements, we and our independent registered public accounting firm identified one material weakness in our controls related to the lack of review and oversight over financial reporting, which we determined we had remediated as of December 31, 2019. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

All of our directors and officers and the holders of substantially all of our capital stock and securities convertible into our capital stock were subject to lock-up agreements that restricted their ability to transfer shares of our capital stock through the end of the day on April 21, 2020. These lock-up agreements have expired and, as a result, a substantial number of our shares are now generally freely tradable, subject, in the case of sales by our affiliates, to the volume limitations and other provisions of Rule 144 under the Securities Act. If holders of these shares sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.

In addition, we have registered all of the shares of common stock issuable upon exercise of outstanding options or other equity awards we may grant in the future, for public resale under the Securities Act. Accordingly, these shares are eligible for sale in the public market to the extent such options are exercised, and in compliance with applicable securities laws.

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

We are an “emerging growth company” as defined in the JOBS Act and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On October 29, 2019, in connection with our IPO, we issued and sold 6,700,000 shares of our common stock and certain of our selling stockholders offered and sold 4,800,000 shares of our common stock at a price to the public of $13.00 per share resulting in net proceeds to us of $77.6 million, after deducting the underwriting discount of $5.9 million and offering expenses of $3.6 million. The net proceeds of $77.6 million from our IPO have been invested in investment grade, interest-bearing instruments.  There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, filed with the SEC on October 25, 2019 pursuant to Rule 424(b) relating to our Registration Statement.

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

Progyny, Inc. (Registrant)

Date: May 14, 2020	By:	/s/ David Schlanger
David Schlanger
Chief Executive Officer

Date: May 14, 2020	By:	/s/ Peter Anevski
Peter Anevski
President, Chief Financial Officer and Chief Operating Officer