Form 10-Q
period 2020-06-30
Progyny, Inc.
filed 2020-08-10
CIK 1551306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 2020, the registrant had 85,983,273 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progyny, Inc.

Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$49,392	$80,382
Marketable securities	41,984	—
Accounts receivable, net of $11,084 and $6,320 of allowances at June 30, 2020 and December 31, 2019, respectively	64,996	47,059
Prepaid expenses and other current assets	3,333	5,003
Total current assets	159,705	132,444
Property and equipment, net	3,604	3,083
Goodwill	11,880	11,880
Intangible assets, net	1,754	2,375
Other noncurrent assets	611	652
Total assets	$177,554	$150,434
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,935	$19,388
Accrued expenses and other current liabilities	25,733	16,775
Total current liabilities	57,668	36,163
Other noncurrent liabilities	327	—
Total liabilities	57,995	36,163
Commitments and Contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2020 and December 31, 2019; 85,778,057 and 84,188,202 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	9	8
Additional paid-in capital	231,792	228,755
Treasury stock, at cost, $0.0001 par value; 615,980 shares at June 30, 2020 and December 31, 2019	(1,009)	(1,009)
Accumulated deficit	(111,238)	(113,483)
Accumulated other comprehensive income	5	—
Total stockholders’ equity	119,559	114,271
Total liabilities and stockholders’ equity	$177,554	$150,434

The accompanying notes are an integral part of these unaudited financial statements.

Progyny, Inc.

Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$64,605	$56,168	$145,629	$103,365
Cost of services	52,650	44,716	117,072	81,949
Gross profit	11,955	11,452	28,557	21,416
Operating expenses:
Sales and marketing	3,608	3,117	6,875	5,463
General and administrative	10,167	5,981	19,643	10,489
Total operating expenses	13,775	9,098	26,518	15,952
Income (loss) from operations	(1,820)	2,354	2,039	5,464
Other income (expense):
Other income	3	—	167	—
Interest income (expense), net	5	(128)	155	(166)
Convertible preferred stock warrant valuation adjustment	—	(642)	—	(1,193)
Total other income (expense), net	8	(770)	322	(1,359)
Income (loss) before income taxes	(1,812)	1,584	2,361	4,105
Provision for income taxes	—	64	116	64
Net income (loss)	$(1,812)	$1,520	$2,245	$4,041
Net income (loss) attributable to common stockholders	$(1,812)	$—	$2,245	$—
Net income (loss) per share attributable to common stockholders:
Basic	$(0.02)	$—	$0.03	$—
Diluted	$(0.02)	$—	$0.02	$—
Weighted-average shares used in computing net earnings (loss) per share:
Basic	85,281,151	5,172,209	84,909,692	5,164,564
Diluted	85,281,151	5,172,209	98,887,190	5,164,564

The accompanying notes are an integral part of these unaudited financial statements.

Progyny, inc

Statement of Comprehensive Income (Loss)

(Unaudited)

(in-thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(1,812)	$1,520	$2,245	$4,041
Other comprehensive income:
Unrealized gains on marketable securities	5	-	5	-
Total other comprehensive income	5	-	5	-
Total comprehensive income (loss)	$(1,807)	$1,520	$2,250	$4,041

The accompanying notes are an integral part of these unaudited financial statements.

Progyny, Inc.

Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

						Additional		Other
	Convertible Preferred Stock		Common Stock		Treasury	Paid in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Total

For the three months ended June 30, 2020:
Balance at March 31, 2020	—	$—	84,845,828	$8	$(1,009)	$231,516	$(109,426)	$—	$121,089
Stock option exercises, net of shares withheld	—	—	932,229	1	—	(3,265)	—	—	(3,264)
Stock-based compensation	—	—	—	—	—	3,541	—	—	3,541
Other comprehensive income								5	5
Net loss	—	—	—	—	—	—	(1,812)	—	(1,812)
Balance at June 30, 2020	—	$—	85,778,057	$9	$(1,009)	$231,792	$(111,238)	$5	$119,559

For the three months ended June 30, 2019:
Balance at March 31, 2019	65,428,088	$106,237	5,157,211	$1	$(884)	$11,141	$(102,333)	$—	$(92,075)
Stock option exercises	—	—	30,263	—	—	29	—	—	29
Stock-based compensation	—	—	—	—	—	1,012	—	—	1,012
Net income	—	—	—	—	—	—	1,520	—	1,520
Balance at June 30, 2019	65,428,088	$106,237	5,187,474	$1	$(884)	$12,182	$(100,813)	$—	$(89,514)

For the six months ended June 30, 2020:
Balance at December 31, 2019	—	$—	84,188,202	$8	$(1,009)	$228,755	$(113,483)	$—	$114,271
Stock option exercises, net of shares withheld	—	—	1,589,855	1	—	(2,668)	—	—	(2,667)
Stock-based compensation	—	—		—	—	5,590	—	—	5,590
Reduction in initial public offering costs	—	—	—	—	—	115	—	—	115
Other comprehensive income								5	5
Net income	—	—	—	—	—	—	2,245	—	2,245
Balance at June 30, 2020	—	$—	85,778,057	$9	$(1,009)	$231,792	$(111,238)	$5	$119,559

For the six months ended June 30, 2019:
Balance at December 31, 2018	65,428,088	$106,237	5,155,407	$1	$(884)	$10,622	$(104,854)	$—	$(95,115)
Stock option exercises	—	—	32,067	—	—	31	—	—	31
Stock-based compensation	—	—	—	—	—	1,529	—	—	1,529
Net income	—	—	—	—	—	—	4,041	—	4,041
Balance at June 30, 2019	65,428,088	$106,237	5,187,474	$1	$(884)	$12,182	$(100,813)	$—	$(89,514)

The accompanying notes are an integral part of these unaudited financial statements.

Progyny, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$2,245	$4,041
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax expense	116	64
Non-cash interest expense	37	—
Depreciation and amortization	980	1,059
Stock-based compensation expense	5,590	1,529
Bad debt expense	2,469	1,102
Loss on disposal of property and equipment	—	1
Change in fair value of warrant liabilities	—	1,193
Changes in operating assets and liabilities:
Accounts receivable	(20,400)	(22,018)
Prepaid expenses and current other assets	1,670	(388)
Accounts payable	12,833	7,544
Accrued expenses and other current liabilities	8,470	4,099
Other noncurrent assets and liabilities	327	(150)
Net cash provided by (used in) continuing operations	14,337	(1,924)
Net cash provided by (used in) discontinued operations	—	—
Net cash provided by (used in) operating activities	14,337	(1,924)

INVESTING ACTIVITIES
Purchase of property and equipment, net	(791)	(258)
Purchases of marketable securities	(41,979)	—
Net cash (used in) continuing operations	(42,770)	(258)
Net cash provided by discontinued operations	—	200
Net cash (used in) provided by investing activities	(42,770)	(58)

FINANCING ACTIVITIES
Payment of initial public offering costs	(791)	(748)
Proceeds from revolving line of credit	—	94,757
Repayments made against revolving line of credit	—	(91,887)
Proceeds from exercise of stock options	1,429	31
Payment of employee taxes related to equity awards	(4,096)	—
Proceeds from contributions to employee stock purchase plan	901	—
Net cash (used in) provided by continuing operations	(2,557)	2,153
Net cash provided by discontinued operations	—	—
Net cash (used in) provided by financing activities	(2,557)	2,153
Net increase (decrease) in cash and cash equivalents	(30,990)	171
Cash and cash equivalents, beginning of period	80,382	127
Cash and cash equivalents, end of period	$49,392	$298

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$166
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accrued expenses	$89	$—
Non-cash deferred initial public offering costs in accounts payable and accrued liabilities	$—	$387

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

Based on the market value of the Company’s common stock as of June 30, 2020, the Company will cease to qualify as an emerging growth company as of December 31, 2020. As a result, the Company will no longer be able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and will be required to adopt new or revised accounting standards as of the effective dates for public companies.

Basis of Presentation

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These interim financial statements have been prepared on a basis consistent with the annual financial statements and, in the opinion of management, include all adjustments necessary to fairly state our financial position as of June 30, 2020, the results of our operations for the three and six months ended June 30, 2020 and 2019 and the results of our cash flows for the six months ended June 30, 2020 and 2019.   Therefore, these unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Annual Report on Form 10-K filed with the SEC on March 10, 2020.

The results for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results expected for the year ending December 31, 2020 or any other future period.  Additionally, there are many uncertainties regarding the ongoing coronavirus (“COVID-19”) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it has impacted and may continue to impact its customers and members, its provider network, specialty pharmacy partners, employees, suppliers, vendors, and other business partners. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, future results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional and national markets.  The overall disruption of the healthcare and fertility markets and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

The Company applies the following five-step model to recognize revenue from contracts with clients:

●	Identification of the contract, or contracts, with a client
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, a performance obligation is satisfied

Progyny’s contracts typically have a stated term of three years and include contractual termination options after the first year, allowing the client to terminate the contract with 30 to 90 days’ notice.

Fertility Benefits Revenue

Progyny primarily generates revenue through its fertility benefits solution, in which Progyny provides fertility benefits, primarily to self-insured enterprise entities (“clients”) and their employees and partners (together, “members”). As part of the fertility benefits solution, Progyny provides access to effective and cost-efficient fertility treatments, referred to as Smart Cycles, as well as other related services. Smart Cycles are proprietary treatment bundles that include certain medical services available to members through Progyny’s proprietary, credentialed network of provider clinics. In addition to access to Progyny’s Smart Cycle treatment bundles and access to Progyny’s network of provider clinics, the fertility benefits solution includes other comprehensive services, which Progyny refers to as care management services, such as active management of the provider clinic network, real-time member eligibility and treatment authorization, member-facing digital tools throughout the Smart Cycle and detailed quarterly reporting all supported by client facing account management and end-to-end comprehensive member support provided by Progyny’s in house staff of PCAs.

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

Clients are typically invoiced on a monthly basis for the PEPM administration fee. Progyny invoices its clients and members for their respective portions of the fixed rate per Smart Cycle bundle when all treatment services within a Smart Cycle are completed by the provider clinic. Once an invoice is issued, payment terms are typically between 30 to 60 days.

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

There are no material contract asset or contract liability balances as of June 30, 2020 and December 31, 2019.

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

As of June 30, 2020, accrued receivables and accrued claims payables were $28.4 million and $18.4 million, respectively, as compared to $16.0 million and $9.8 million, respectively, as of December 31, 2019.  Accrued receivables are included within accounts receivable in the balance sheet.  Accrued claims payable are included within accrued expenses and other current liabilities in the balance sheet.  Claims payable are paid within 30 days based on contractual terms.

As of June 30, 2020 and December 31, 2019, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $8.5 million and $8.5 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the balance sheet.

Accounts Receivable and Allowance for Doubtful Accounts

The accounts receivable balance primarily includes amounts due from clients and members.  Accounts receivable also includes accrued receivables for fertility benefits claims from provider clinics at the end of each period for services provided that have not yet been received. The Company estimates an allowance for changes and cancellations of services based upon historical experience and estimates uncollectible amounts based upon historical bad debts, current receivable balances and the age of receivable balances.  The following table provides a summary of the activity in these allowances (in thousands):

Six Months Ended June 30, 2020	Balance at Beginning of Period	Charged to Revenue	Charged to Costs and Expenses	Write-offs	Utilization	Balance at End of Period
Allowance for doubtful accounts	$2,771	$-	$2,469	$(4)	$-	$5,236
Allowance for service changes and cancellations	3,549	9,804	-	-	(7,505)	5,848
Total	6,320	9,804	2,469	(4)	(7,505)	11,084

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

Cash and Cash Equivalents, and Marketable Securities

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Marketable securities, primarily consisting of U.S. Government and agency securities with original maturities greater than three months but less than one year when purchased, are classified as available-for-sale, and are stated at fair value. Unrealized gains and losses on marketable securities are excluded from earnings and reported as a component of other comprehensive income (loss).

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

Accounting Pronouncements Issued but Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In November 2019, the FASB most recently voted to defer the effective date of ASU 2016-02 for certain entities. As the Company will lose its emerging growth company status as of December 31, 2020, the new standard will be effective for the Company for the fiscal year beginning January 1, 2020. The Company plans to adopt the new standard using the modified retrospective approach of all leases entered into before the effective date. The Company is currently evaluating the impact this ASU will have on its financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to determine which implementation costs to capitalize as assets. As the Company will lose its emerging growth company status as of December 31, 2020, the new standard will be effective for the Company for the fiscal year beginning January 1, 2020. Early adoption of the amendments is permitted, including adoption in any interim period, for all entities and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently reviewing its cloud computing arrangements to evaluate the impact of adoption of the final guidance but does not expect that the pending adoption of this ASU will have a material effect on its financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In July 2019, the FASB voted to defer the effective date of the standard to fiscal years beginning after December 15, 2019 for most public companies and fiscal years beginning after December 15, 2022 for private companies and public companies who elect to use the extended transition period for complying with new or revised accounting standards applicable to private companies. As the Company will lose its emerging growth company status as of December 31, 2020, the ASU will be effective for the Company for the fiscal year beginning January 1, 2020. The Company is currently evaluating the impact this ASU will have on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. As the Company will lose its emerging growth company status as of December 31, 2020, the new standard will be effective for the Company for the fiscal year beginning January 1, 2021. The Company is currently evaluating the impact this ASU will have on its financial statements.

3.           Revenue

Disaggregated revenue

The following table disaggregates revenue by service (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Fertility benefit services revenue	$46,271	$45,696	$105,704	$86,061
Pharmacy benefit services revenue	18,334	10,472	39,925	17,304
Total revenue	$64,605	$56,168	$145,629	$103,365

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

The Company uses observable market data when available, and minimizes the use of unobservable inputs when determining fair value

As of June 30, 2020, the Company had $92.7 million, in financial assets held in money market accounts and U.S. treasury bills, all of which were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets.

As of June 30, 2020 and December 31, 2019, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

5.           Debt

In June 2018, the Company entered into a loan and security agreement with Silicon Valley Bank for a revolving line of credit up to $15.0 million based upon an advance rate of 80% on “eligible” accounts receivable to fund its working capital and other general corporate needs, which loan agreement was amended in April 2019, January 2020 and June 2020 (as amended, the “SVB Line of Credit”). Eligible accounts receivable is defined in the loan agreement as accounts billed with aging 90 days or less and excludes accounts receivable due for member copayments, coinsurance, and deductibles.

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

The SVB Line of Credit contains customary affirmative covenants, financial covenants, as well as negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness (including guarantees of certain obligations); create liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; maintain collateral; pay dividends or make other payments in respect of capital stock; make acquisitions; make investments, loans and advances; enter into transactions with affiliates; make payments with respect to or modify subordinated debt instruments; and enter into agreements with negative pledge clauses or clauses restricting subsidiary distributions. The financial covenant requires the Company to achieve a specified minimum quarterly revenue as defined by the SVB Line of Credit.

The Company was in compliance with all requirements and covenants of the revolving credit facility as of June  30, 2020 and December 31, 2019.

As of both June 30, 2020 and December 31, 2019, the Company had $0 drawn on the SVB Line of Credit. The Company recorded interest expense on the SVB Line of Credit of $37,000 and $166,000 in the six months ended June 30, 2020 and 2019, respectively.

6.          Convertible Preferred Stock Warrants

In connection with the IPO on October 25, 3019, the convertible preferred warrants converted to common stock warrants.  Therefore, as of June 30, 2020 and December 31, 2019 the Company had no outstanding convertible preferred warrants.  Prior to the conversion, the convertible preferred stock warrants were valued using the IPO price $13.00 per common share less the exercise price of $1.73 per common share.   During the three months ended December 31, 2019, 482,661 common stock warrants were exercised for 441,307 shares of common stock at a weighted-average exercise price of $1.59 per common share.

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

The authorized, issued and outstanding shares, and liquidation preference of the Company’s convertible preferred stock as of the dates indicated were as follows (in thousands, except for share and per share data):

	As of June 30, 2020
	Authorized Shares	Issued and Outstanding Shares	Aggregate Liquidation Preference

Convertible Preferred Stock:
Total	100,000,000	-	-

	As of June 30, 2019
	Authorized Shares	Issued and Outstanding Shares	Aggregate Liquidation Preference

Convertible Preferred Stock:
Series A Preferred	69,930,070	15,384,798	$ 20,000
Series B Preferred	245,000,000	50,043,290	86,369
Total	314,930,070	65,428,088	106,369

9.           Stock-based Compensation

The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Cost of services	$815	$80	$1,151	$125
Selling and marketing	887	146	1,124	261
General and administrative	1,839	786	3,314	1,143
Total stock-based compensation expense	$3,541	$1,012	$5,590	$1,529

10.           Income Taxes

For the six months ended June 30, 2020 and 2019, the Company calculated its year-to-date provision for income taxes by applying the estimated annual effective tax rate to the year-to-date profit from operations before income taxes and adjusts the provision for income taxes for discrete tax items recorded in the period. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income before income taxes and any significant permanent tax items.  During the six months ended June 30, 2020 and 2019, the Company recorded a provision of $116,000 and $64,000, respectively.

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

Holders of the Company’s convertible preferred stock were entitled to receive noncumulative dividends, prior and in preference to any declaration or payment of any dividend on common stock and thereafter participate pro rata on an as-converted basis with the common stockholders in any distributions to common stockholders and were therefore considered to be participating securities. As a result, the Company calculated the net income per share using the two-class method. Accordingly, the net income attributable to common stockholders is derived from the net income for the period and, in periods in which the Company has net income attributable to common stockholders, an adjustment is made for the allocations of undistributed earnings to participating securities based on their outstanding stockholder rights. Under the two-class method, net loss attributable to common stockholders is not allocated to the convertible preferred stock as the convertible preferred stockholders did not have a contractual obligation to share in the Company’s losses.

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

A reconciliation of net income available to common stockholders and the number of shares in the calculation of basic and diluted net loss per share follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019

Basic earnings per common share:
Numerator:
Net income (loss)	$(1,812)	$1,520	$2,245	$4,041
Less:
Deemed dividends on convertible preferred stock	—	(1,520)	—	(4,041)
Undistributed earnings to participating securities	—	—	—	—
Net income (loss) attributable to common stockholders	$(1,812)	$—	$2,245	$—

Denominator:
Weighted-average shares used in computing basic net income (loss) per share attributable to common stockholders	85,281,151	5,172,209	84,909,692	5,164,564
Basic net income (loss) per share attributable to common stockholders	$(0.02)	$—	$0.03	$—

Diluted earnings per common share:
Numerator:
Net income (loss) attributable to common stockholders	$(1,812)	$—	$2,245	$—
Adjustments to undistributed earnings of participating securities	—	—	—	—
Diluted net income (loss) attributable to common stockholders	$(1,812)	$—	$2,245	$—

Denominator:
Weighted-average shares used in computing diluted net income (loss) per share attributable to common stockholder	85,281,151	5,172,209	84,909,692	5,164,564
Effect of dilutive securities	—	—	13,977,498	—
Weighted-average shares used in computing diluted net income (loss) per share attributable to common stockholders	85,281,151	5,172,209	98,887,190	5,164,564
Diluted net income (loss) per share attributable to common stockholders	$(0.02)	$—	$0.02	$—

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Redeemable convertible preferred stock	-	65,428,088	-	65,428,088
Options to purchase common stock	12,287,845	11,486,484	411,299	10,969,062
Shares issuable under ESPP	46,171	—	—	—
Restricted stock units	133,381	—	85,269	—
Warrants to purchase common stock	-	103,652	-	100,268
Warrants to purchase convertible preferred stock	-	1,213,659	-	1,139,465
Total	12,467,397	78,231,883	496,568	77,636,883

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 10, 2020. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

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

Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our base of clients to over 130. We have retained substantially all of our clients since inception, and our member satisfaction over that same time period is evidenced by our most recent industry-leading Net Promoter Score, or NPS, of +72 for our fertility benefits solution and +80 for our integrated pharmacy benefits solution, Progyny Rx. We currently provide coverage to approximately 2.2 million employees and their partners (known in our industry as covered lives), who we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

			Progyny In-Network
		Progyny In-Network	Provider Clinic
	National Averages	Provider Clinic	Averages
	for All Provider	Averages	for Progyny
Outcome	Clinics	for All Patients	Members Only(3)
Single embryo transfer rate(1)	58.1%	61.1%	88.4%
Pregnancy rate per IVF transfer(1)	52.4%	54.0%	59.9%
Miscarriage rate(1)	19.0%	18.7%	13.3%
Live birth rate(2)	42.1%	43.7%	51.9%
IVF multiples rate(2)	12.2%	11.2%	2.4%

(1)	Calculated based on the Society for Assisted Reproductive Technology, or SART, 2017 National Summary Report, finalized in 2020.
(2)	Calculated based on CDC, 2018 National Summary and Clinic Data Sets, published in 2020.
(3)	Calculated based on the 12-month period ended December 31, 2019.

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

Our Clients. We currently serve over 130 employers in the United States across more than 25 industries.  Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from 1,000 to 250,000 employees, represent 2.2 million covered lives.

Revenue Model

Our clients primarily contract with us to provide our fertility benefits solution and, where added on by our clients, our Progyny Rx solution. Our revenue has both a utilization-based component and a population-based component, as follows:

●	Utilization Component. Clients pay us for the fertility benefits and Progyny Rx solutions utilized by their employees. With respect to the fertility benefits solution, we bill clients for Smart Cycles in accordance with our bundled case rates, which vary by the type of fertility service rendered and clinic location. Case rates include all third-party fertility specialists, anesthesiology and laboratory services, as well as all of our care management services. With respect to Progyny Rx, we bill the client for the fertility medication dispensed to their employees in connection with the authorized fertility treatments. Medication fees also include our formulary management, drug utilization review and cost containment services and other care management services.
●	Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 2% and 1% of our total revenue for the six months ended June 30, 2020 and 2019, respectively.

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

Member and Client Base

Our addressable market is primarily large self-insured employers. There are approximately 8,000 self-insured employers in the United States (excluding quasi-governmental entities, such as universities and school systems, and labor unions) who have a minimum of 1,000 employees, representing approximately 69 million potential covered lives in total. Our current member base of 2.2 million represents only 3% of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of June 30, 2020 and 2019, we served 134 and 80 clients, respectively, representing approximately 2,157,000 and 1,321,600 members, respectively.

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

Benefits Utilization

A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to 2.2 million members at June 30, 2020.

The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented:

	Six Months Ended June 30,
	2020	2019
Assisted Reproductive Treatment (ART) Cycles(1)	7,877	6,005
Utilization - All Members(2)	0.66%	0.86%
Utilization - Female Only(2)	0.58%	0.73%

(1)	Represents the number of ART cycles performed, including IVF with a fresh embryo transfer, IVF freeze all cycles/embryo banking, frozen embryo transfers and egg freezing.
(2)	Represents the member utilization rate for all services, including but not limited to, ART cycles, initial consultations, IUIs and genetic testing. The utilization rate for all members includes all unique members (female and male) who utilize the benefit during that period while the utilization rate for female only includes only unique females who utilize the benefit during that period. For the purposes of calculating utilization rates in any given period, the results reflect the number of unique members utilizing the benefit for that period. Individual periods cannot be combined as member treatments may span multiple periods.

Impact of COVID-19 on our Business

On March 11, 2020, the World Health Organization designated the recent novel coronavirus, or COVID-19, as a global pandemic. COVID-19 has significantly impacted various markets around the world, including the United States. Public and private sector policies and initiatives to reduce the transmission of COVID-19 have varied significantly across the United States, but as of June 30, 2020, a significant percentage of the U.S. population remained subject to meaningful restrictions on activities, which included limitations on the operation of non-essential businesses including healthcare procedures considered to be non-urgent, requirements that individuals remain in or close to their homes, school closures, limitations on large gatherings, travel restrictions and other policies to promote or enforce physical distancing. As described below, these restrictions and our responses to them are significantly impacting how our members use our services, access our providers, and how our employees work and provide services to our clients and members, resulting in an impact on our revenue.

Employee safety is our first priority, and as a result, we have implemented a remote working policy for all of our employees. Although we recently re-opened our corporate offices for a small group of employees, the majority of our employees continue to work remotely. We are also working closely with all of our clients, members, providers and other external business partners. We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times.

Most of the policies and initiatives referenced above were implemented during the latter part of the first quarter of 2020. In the six months ended June 30, 2020, the COVID-19 pandemic had a material negative impact on our operating results. In particular, the outbreak and preventative measures taken to contain COVID-19 negatively impacted our members’ access to care due to a temporary unavailability of the full range of fertility treatments at our provider clinics.

On March 17, 2020, the American Society for Reproductive Medicine, or ASRM, issued guidelines recommending the suspension of new treatment cycles.  As a result, the significant majority of our members were unable to complete diagnostics or initiate new treatment cycles, and our volumes declined precipitously as of that date. ASRM then updated its guidelines on April 24, 2020 and reaffirmed on May 11, 2020, providing fertility clinics with a path for the safe and gradual resumption of patient care.  Additionally, many state and local governments have begun to ease stay-at-home orders and allowing for the resumption of non-emergent medical procedures.  Many of our clinics have started to resume services and member utilization rates toward the end of the second quarter of 2020 were approximately 90% of our normal levels, however, the timing of the resumption of services at clinics across the country, as well as the length of time it will take both clinics and patients to fully return to normal practice volumes, remains uncertain.

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

Fertility Benefits Solution Revenue

Fertility benefits solution revenue primarily represents utilization of our fertility benefits solution. Our client contracts are typically for a three-year term and pricing for this solution is established for each Smart Cycle treatment bundle, based in part on when the client first became a client and the number of members covered under the solution. Fertility benefits solution revenue includes amounts we receive directly from members, including deductibles, co-insurance and co-payments associated with the treatments under the fertility benefits solution. Revenue is recognized based on the negotiated price with our clients and includes the portion to be paid directly by the member. Revenue is recognized when the Smart Cycle is completed for a member. Revenue is also accrued for authorized Smart Cycles rendered based on member appointments scheduled with a fertility specialist in our network but for which no claim has yet been reported, net of an allowance for appointment cancellations and service changes.

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

Other Income (Expense), net

Other income (expense) includes investment income, interest income (expense), and a preferred stock warrant valuation adjustment.

Provision for Income Taxes

We are subject to income taxes in the United States. As of June 30, 2020 and December 31, 2019, we recorded a full valuation allowance for our deferred tax assets based on our historical loss and the uncertainty regarding our ability to project future taxable income. In future periods, if we are able to generate income, we may reduce or eliminate the valuation allowance.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)

Statements of Operations Data:
Revenue	$64,605	$56,168	$145,629	$103,365
Cost of services(1)	52,650	44,716	117,072	81,949
Gross profit	11,955	11,452	28,557	21,416
Operating expenses:
Sales and marketing(1)	3,608	3,117	6,875	5,463
General and administrative(1)	10,167	5,981	19,643	10,489
Total operating expenses	13,775	9,098	26,518	15,952
Income (loss) from operations	(1,820)	2,354	2,039	5,464
Other income (expense), net	8	(770)	322	(1,359)
Income (loss) before income taxes	(1,812)	1,584	2,361	4,105
Provision for income taxes	—	64	116	64
Net income (loss)	$(1,812)	$1,520	$2,245	$4,041

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Cost of services	$815	$80	$1,151	$125
Sales and marketing	887	146	1,124	261
General and administrative	1,839	786	3,314	1,143
Total stock‑based compensation expense	$3,541	$1,012	$5,590	$1,529

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Statements of Operations Data, as a percentage of revenue:
Revenue	100%	100%	100%	100%
Cost of services	82	80	80	79
Gross profit	18	20	20	21
Operating expenses:
Sales and marketing	6	6	5	5
General and administrative	16	11	13	10
Total operating expenses	21	17	18	15
Income (loss) from operations	(3)	4	2	5
Other income (expense), net	-	(1)	0	(1)
Income (loss) before income taxes	(3)	3	2	4
Provision for income taxes	-	-	-	-
Net income (loss)	(3)%	3%	2%	4%

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

We calculate Adjusted EBITDA as net income (loss), adjusted to exclude depreciation and amortization, stock-based compensation expense, other income, interest (income) expense, net, convertible preferred stock warrant valuation adjustment, provision for income taxes, and legal fees associated with a vendor arbitration. The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Net income (loss)	$(1,812)	$1,520	$2,245	$4,041
Add:
Depreciation and amortization	460	550	980	1,060
Stock‑based compensation	3,541	1,012	5,590	1,529
Other income	(3)	-	(167)	-
Interest (income) expense, net	(5)	128	(155)	166
Convertible preferred stock warrant valuation adjustment	-	642	-	1,193
Provision for income taxes	0	64	116	64
Legal fees associated with a vendor arbitration(a)	851	509	1,544	726
Non-deferred IPO costs	0	150	0	150
Adjusted EBITDA	$3,032	$4,575	$10,153	$8,929

(a)	We engaged in other activities and transactions that can impact our net income. In recent periods, these other items included, but were not limited to, legal fees related to an arbitration resulting from our termination of an agreement with a specialty pharmacy vendor.

Comparison of Three Months Ended June 30, 2020 and 2019

Revenue

	Three Months
	Ended June 30,
	2020	2019	% Change

	(dollars in thousands)

Revenue	$64,605	$56,168	15%

Revenue increased by $8.4 million, or 15%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase is primarily due to a $0.6 million, or 1% increase, in revenue from our fertility benefits solution and a $7.9 million or 75% increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added Progyny Rx benefit. Progyny Rx revenue growth outpaces the fertility benefits revenue due to the fact that Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefit solution clients since its initial launch. Our revenue growth for the three months ended June 30, 2020 was negatively impacted by COVID-19.

Cost of Services

	Three Months
	Ended June 30,
	2020	2019	% Change

	(dollars in thousands)

Cost of services	$52,650	$44,716	18%

Cost of services increased by $7.9 million, or 18%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered.

Gross Profit and Gross Margin

	Three Months
	Ended June 30,
	2020	2019	% Change

	(dollars in thousands)

Gross profit	$11,955	$11,452	4%
Gross margin	18.5%	20.4%

Gross profit increased by $0.5 million, or 4%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Gross margin decreased 190 basis points for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to our decision to keep all of our care management staff in place during the pause in treatments caused by COVID-19. This decision was made in anticipation of the resumption in services across regions, as well as the corresponding ramp up toward normal service levels.

Operating Expenses

Sales and Marketing Expense

	Three Months
	Ended June 30,
	2020	2019	% Change

	(dollars in thousands)

Sales and marketing	$3,608	$3,117	16%

Sales and marketing expense increased by $0.5 million, or 16%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was primarily due to a $0.9 million increase in personnel-related costs (including a $0.7 million increase in stock-based compensation) relating to additional headcount and commissions for sales and marketing functions, which was partially offset by decreased tradeshow and travel expenses due to COVID-19.

General and Administrative Expense

	Three Months
	Ended June 30,
	2020	2019	% Change

	(dollars in thousands)

General and administrative	$10,167	$5,981	70%

General and administrative expense increased by $4.2 million, or 70%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was primarily due to a $2.3 million increase in personnel-

related costs (including a $1.1 million increase in stock-based compensation) relating to additional headcount for general and administrative functions, a $0.3 million increase in legal costs for a vendor arbitration, a $0.6 million increase in bad debt expense, and a $1.1 million increase in insurance costs.

Other Income (Expense), Net

	Three Months
	Ended June 30,
	2020	2019	% Change

	(dollars in thousands)

Other income (expense), net	$8	($770)	-101%

Other income (expense), net improved by $0.8 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the impact in 2019 of a $0.6 million charge related to the fair value adjustment of the preferred stock warrants and a decrease of $0.2 million in interest expense for the three months ended June 30, 2020. The preferred stock warrants were converted to common stock warrants as of the IPO and therefore were no longer subject to a mark to market adjustment.

Provision for Income Taxes

	Three Months
	Ended June 30,
	2020	2019	% Change

	(dollars in thousands)

Provision for income taxes	-	$64	-100%

No provision was recorded for the three months ended June 30, 2020 The provision for federal and state income taxes recorded for the three months ended June 30, 2019 was $0.1 million.

Comparison of Six Months Ended June 30, 2020 and 2019

Revenue

	Six Months
	Ended June 30,
	2020	2019	% Change

	(dollars in thousands)

Revenue	$145,629	$103,365	41%

Revenue increased by $42.3 million, or 41%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase is primarily due to a $19.6 million, or 23% increase, in revenue from our fertility benefits solution and a $22.6 million or 131% increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added Progyny Rx benefit. Progyny Rx revenue growth outpaces the fertility benefits revenue due to the fact that Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefit solution clients since its initial launch. Our revenue growth for the six months ended June 30, 2020 was negatively impacted by COVID-19.

Cost of Services

	Six Months
	Ended June 30,
	2020	2019	% Change

	(dollars in thousands)

Cost of services	$117,072	$81,949	43%

Cost of services increased by $35.1 million, or 43%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered.

Gross Profit and Gross Margin

	Six Months
	Ended June 30,
	2020	2019	% Change

	(dollars in thousands)

Gross profit	$28,557	$21,416	33%
Gross margin	19.6%	20.7%

Gross profit increased by $7.1 million, or 33%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Gross margin decreased 110 basis points for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to our decision to keep all of our care management staff in place during the pause in treatments caused by COVID-19. This decision was made in anticipation of the resumption in services across regions, as well as the corresponding ramp up toward normal service levels.

Operating Expenses

Sales and Marketing Expense

	Six Months
	Ended June 30,
	2020	2019	% Change

	(dollars in thousands)

Sales and marketing	$6,875	$5,463	26%

Sales and marketing expense increased by $1.4 million, or 26%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily due to a $1.6 million increase in personnel-related costs (including a $1.0 million increase in stock-based compensation) relating to additional headcount and commissions for sales and marketing functions, which was partially offset by lower travel and other overhead costs.

General and Administrative Expense

	Six Months
	Ended June 30,
	2020	2019	% Change

	(dollars in thousands)

General and administrative	$19,643	$10,489	87%

General and administrative expense increased by $9.2 million, or 87%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily as a result of a $4.3 million increase in personnel-related costs (including a $2.1 million increase in stock-based compensation) as a result of additional headcount for general and administrative functions, a $0.8 million increase in legal costs for a vendor arbitration, a $1.4 million increase in bad debt expense, and a $2.2 million increase in insurance costs, and a $0.5 million increase in other related general and administrative expenses.

Other Income (Expense), Net

	Six Months
	Ended June 30,
	2020	2019	% Change

	(dollars in thousands)

Other income (expense), net	$322	($1,359)	-124%

Other income (expense), net improved by $1.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the impact in 2019 of a $1.2 million charge related to the fair value adjustment of the preferred stock warrants and an increase of $0.3 million in investment and interest income for the six months ended June 30, 2020. The preferred stock warrants were converted to common stock warrants as of the IPO and therefore were no longer subject to a mark to market adjustment.

Provision for Income Taxes

	Six Months
	Ended June 30,
	2020	2019	% Change

	(dollars in thousands)

Provision for income taxes	$116	$64	81%

For the six months ended June 30, 2020 six months ended June 30, 2019 we recorded a provision for state income taxes of $0.1 million and $0.1 million, respectively.

Liquidity and Capital Resources

As of June 30, 2020, we had $49.4 million of cash and cash equivalents, $42.0 million of marketable securities, and $15.0 million of cash available on the revolving line of credit with Silicon Valley Bank. Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities as further detailed below. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

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

Other than the impact on our revenues and the related cash flows resulting from the various restrictions on activities due to the COVID-19 pandemic, our sources and uses of cash were not otherwise materially impacted by the COVID-19 pandemic in the three months ended June 30, 2020 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic may have on our business and financial results. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

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

In June 2018, we entered into an agreement with Silicon Valley Bank to replace our then-outstanding term loan with a revolving line of credit of up to $15.0 million that will mature on June 8, 2021, which agreement was amended in April 2019, January 2020 and June 2020. The available revolving line of credit is based upon an advance rate of 80% of “eligible” accounts receivable and may be used to fund our working capital and other general corporate needs. Eligible accounts receivable includes accounts billed with aging 90 days or less and excludes accounts receivable due for member copayments, coinsurance, and deductibles. When we hold unrestricted cash balances greater than $5.0 million, interest accrues at a floating rate per annum equal to the greater of prime rate or 4.75%. If the unrestricted cash balance is less than $5.0 million, interest accrues at a floating rate per annum equal to the greater of prime rate plus 0.5% or 4.75%, with interest payable monthly. The line of credit contains customary affirmative and negative covenants, as well as a financial covenant that requires us to achieve a specified minimum quarterly revenue as defined in the agreement. As of June 30, 2020 and December 31, 2019, we were in compliance with all requirements and covenants of the revolving credit facility.

The following table summarizes our cash flows from continuing operations for the periods presented:

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)

Cash provided by (used in) operating activities	$14,337	$(1,924)
Cash (used in) investing activities	(42,770)	(258)
Cash (used in) provided by financing activities	(2,557)	2,153
Net increase (decrease) in cash and cash equivalents from continuing operations	$(30,991)	$(29)

Operating Activities

Net cash provided by operating activities was $14.3 million for the six months ended June 30, 2020, primarily consisting of a $2.2 million net income from continuing operations adjusted for certain non-cash items, which include $5.6 million of stock-based compensation expense, $1.0 million of depreciation and amortization, $2.5 million from bad debt expense, and $0.1 million of tax and interest expense.  Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $20.4 million, more than offset by cash provided by operating activities from increases in accounts payable of $12.8 million and accrued expenses and other current liabilities of $8.5 million, and decreases in prepaid assets and other current assets of $1.7 million and other noncurrent assets and liabilities of $0.3 million.  These changes are a result of the impact of revenue growth and our operating results as well as the timing of payments to third party providers and collections from customers.

Net cash used in operating activities was $1.9 million for the six months ended June 30, 2019, primarily consisting of a $4.0 million net income from continuing operations adjusted for certain non-cash items, which include $1.5 million of stock-based compensation, a $1.2 million change in fair value of warrant liabilities, $1.1 million of depreciation and amortization, and $1.1 million from bad debt expense.  Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $22.0 million, prepaid assets and other current assets of $0.4 million, and noncurrent assets and liabilities of $0.1 million, partially offset by cash provided by operating activities from increases in accounts payable of $7.5 million and accrued expenses and other current liabilities of $4.1 million.  These changes are as a result of the impact of revenue growth and our operating results as well as the timing of payments to third party providers and collections from customers.

Investing Activities

Net cash used in investing activities from continuing operations was $42.8 million and $0.3 million for the six months ended June 30, 2020 and June 30, 2019, respectively.  During the six months ended June 30, 2020, the net cash used primary consisted of investments of $42.0 million in marketable securities.  The remainder of the activity consists of purchases of computers, software, and leasehold improvements, including leasehold improvements of $0.6 million during 2020 associated with the buildout of our new corporate office which was occupied in February 2020.

Financing Activities

Net cash used in financing activities was $2.6 million for the six months ended June 30, 2020, consisting of payments of $0.8 million for IPO costs, payments of $4.1 million for employee taxes related to equity awards, partially offset by $1.4 million in proceeds from stock option exercises and $0.9 million in proceeds from employee stock purchase plan.

Net cash provided by financing activities was $2.2 million for the six months ended June 30, 2019 primarily related to cash provided from net draws on our revolving line of credit with Silicon Valley Bank offset by $0.7 million payments related to IPO costs.

Contractual Obligations and Commitments

Other than changes which occur in the ordinary course of business, as of June 30, 2020, there were no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, except for operating leases entered into in the normal course of business.

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

Recently Adopted Accounting Pronouncements

For a full discussion of recently adopted accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies, to the financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Based on the market value of our common stock held by non-affiliates as of June 30, 2020, we will cease to qualify as an emerging growth company as of December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

As of June 30, 2020, we had cash and cash equivalents of $49.4 million and marketable securities of $42.0 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments.  A hypothetical 10% change in interest rates would not result in a material impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operations have been adversely affected by the recent COVID-19 pandemic, which has impacted the markets and communities in which we and our clients, members and providers operate. Since December 2019, when COVID-19 was first reported, the virus has spread to countries worldwide, including the United States and more specifically, New York, New York, where our primary office is located.

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

The COVID-19 pandemic has been declared a national emergency. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and continue to enforce in whole or in part, and may at any time choose to fully reinstate, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur or reoccur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our clients, members and providers.

In light of the uncertainty and rapidly evolving situation relating to the spread of COVID-19 and in compliance with shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, we implemented a work-from-home policy for all of our employees. Although we recently re-opened our offices for a small group of employees, the majority of our employees continue to work remotely. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in the best interests of our business, our employees and the communities we serve. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential clients, longer time periods to complete implementation of new clients, longer time to respond to members, extended timelines for data collection and review and a corresponding reduction in growth, or other decreases in productivity that could seriously harm our business. In addition, working remotely could increase our cybersecurity risk and make us more susceptible to communication disruptions, which could adversely impact our business operations or delay necessary interactions with our clients, member, providers and other third parties. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our member utilization and rate of growth, either of which could seriously harm our business.

In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability to expand our customer base and develop and expand our sales and marketing capabilities, and may impact our ability to comply with the financial covenant relating to revenue targets in our loan agreement with Silicon Valley Bank if a material economic downturn results in substantially lower revenue than expected under our annual financial projections.

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

We have provided and may continue to provide guidance about our business and future operating results.  On August 5, 2020, we issued guidance for the third quarter of 2020 and the full year 2020, as well as a preliminary revenue projection for 2021. In developing this guidance, our management must make certain assumptions and judgments about its future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic and the associated economic uncertainty on our business and the timing and scope of economic recovery globally and the timing of the resumption of fertility services at clinics across the country, as well as how long it will take both clinics and patients to return to normal practice volumes, which are inherently difficult to predict. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions or economic conditions, some of which may change. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, and which could adversely affect our business and future operating results. There are no comparable recent events that provide insights as to the probable effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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

We experienced net losses from 2015 to 2019. Our net loss from continuing operations was $(8.6) million and $(5.1) million for the years ended December 31, 2019 and 2018, respectively. While we have experienced significant revenue growth since 2016, we are not certain whether we will obtain sufficient levels of sales to sustain our growth or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to incrementally expand our sales and client account management teams to educate potential clients and drive new client adoption, as well as enhance the scope of Progyny benefits within our existing client base. We also expect to incur additional costs as we introduce new solutions and services to enhance our comprehensive fertility offering. We will also face increased compliance costs associated with growth, the expansion of our client base and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to sustain profitability, the value of our business and common stock may significantly decrease.

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

Factors that may affect our ability to retain our existing clients and sell additional solutions to them include, but are not limited to, the following:

●	the price, timeliness and outcomes of our solutions;
●	the availability, price, timeliness, outcome, performance and functionality of competing solutions;
●	our ability to maintain and appropriately expand our Center of Excellence network of high-quality fertility specialists;
●	our ability to offer complementary solutions and services that will enhance our comprehensive fertility offering;
●	changes in healthcare laws, regulations or trends;
●	any material increase in unemployment rate;
●	the business environment of our clients and, in particular, reduction in our clients’ headcount; and
●	consolidation of our clients, resulting in a change to their benefits program or a shift to one of our competitors.

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

We currently serve over 130 employers in the United States across more than 25 industries. For the six months ended June 30, 2020 and 2019, each of our largest two clients represented more than 10% of our total revenue.   One of our clients accounted for 18% and 17% of our total revenue, for the six months ended June 30, 2020 and 2019, respectively. In addition, another client accounted for 17% of our revenue for the six months ended June 30, 2020. Engagement with these clients is generally covered through contracts that are multi-year in duration. One or more of these clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.

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

We have experienced significant growth since the launch of our fertility benefits solution in 2016. Revenue and our client base may not grow at the same rates they historically have, or they may decline in the future. Our future growth will depend, in part, on our ability to:

●	continue to attract new clients and maintain existing clients;
●	price our solutions and services effectively so that we are able to attract new clients, expand sales to our existing clients and maintain profitability;
●	provide our clients and members with client support that meets their needs, including through dedicated PCAs;
●	maintain successful collection of member cost shares and other applicable receivable balances directly from members;
●	retain and maintain relationships with high-quality and respected fertility specialists;
●	attract and retain highly qualified personnel to support all clients and members;
●	maintain satisfactory relationships with insurance carriers; and
●	increase awareness of our brand and successfully compete with other companies.

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

In addition, we expect to continue to expend substantial financial and other resources on:

●	sales and marketing;
●	our technology infrastructure, including systems architecture, scalability, availability, performance and security; and
●	general administration, including increased legal and accounting expenses associated with being a public company.

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

Unfavorable changes in our industry or in the United States economy could have a negative effect on our and our clients’ and potential clients’ results of operations. Negative conditions in the general economy in the United States, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases including the COVID-19 pandemic, warfare and terrorist attacks on the United States, could cause a decrease in business investments, including spending on employee benefits, and negatively affect the growth of our business. In addition, unfavorable economic conditions could result in the cancellation by certain clients, a reduction in their number of employees or material defaults by members on their cost share, particularly if they lose their employer coverage and do not replace it with a health benefit plan that provides fertility coverage. Further, economic conditions including interest rate fluctuations, changes in capital market conditions and regulatory changes, such as the taxability of medical benefits like ours, may affect our ability to obtain necessary financing on acceptable terms. In addition, the increased pace of consolidation in the healthcare industry may result in competitors with greater market power. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

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

●	Licensing and Licensed Personnel. Many states have licensure or registration requirements for entities acting as a third-party administrator, or TPA, and PBMs. The scope of these laws differs from state to state, and the application of such laws to the activities of TPAs and PBMs is often unclear. Given the nature and scope of the solutions and services that we provide, we are required to maintain TPA and PBM licenses and registrations in certain jurisdictions and to ensure that such licenses and registrations are in good standing on an annual basis. We are licensed, have licensure applications pending before appropriate regulatory bodies, are exempt from licensure or registration, or are otherwise authorized under such laws in those states in which we provide our TPA and PBM services. These licenses require us to comply with the rules and regulations of the governmental bodies that issued such licenses. Our failure to comply with such rules and regulations could result in significant administrative penalties, the suspension of a license, or the loss of a license, all of which could negatively impact our business. Additionally, from time to time, legislation is considered that would purport to declare a PBM a fiduciary with respect to its clients. While the validity of such laws is questionable and we do not believe any such laws are currently in effect, we cannot predict what effect, if any, such statutes, if enacted, may have on our business and financial results.

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

●	HIPAA Privacy and Security Requirements. There are numerous federal and state laws and regulations related to the privacy and security of health information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish privacy and security standards that limit the use and disclosure of certain individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. The privacy regulations established under HIPAA also provide patients with rights related to understanding and controlling how their protected health information is used and disclosed. As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of the regulations as a “Business Associate.” When acting as a Business Associate under HIPAA, to the extent permitted by applicable privacy regulations and contracts and associated Business Associate Agreements with our clients, we are permitted to use and disclose protected health information to perform our services and for other limited purposes, but other uses and disclosures, such as marketing communications, require written authorization from the patient or must meet an exception

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

●	Other Privacy and Security Requirements. In addition to HIPAA, numerous other federal and state laws govern the collection, dissemination, use, access to and confidentiality of personal information, some of which may be applicable to our business. Certain federal and state laws protect types of personal information that may be viewed as particularly sensitive. For example, New York’s Public Health Law, Article 27-F protects information that could reveal confidential HIV-related information about an individual. In many cases, state laws are more restrictive than, and not preempted by, HIPAA, and may allow personal rights of action with respect to privacy or security breaches, as well as fines. State laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities. Further, California recently enacted the CCPA, which went into operation on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.

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

●	Data Protection and Breaches. In recent years, there have been a number of well-publicized data breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Laws in all 50 states require businesses to provide notice to clients whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. Most states require holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals or the state’s attorney general. In some states, these laws are limited to electronic data, but states increasingly are enacting or considering stricter and broader requirements.

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

●	HIPAA Transaction and Identifier Standards. HIPAA and its implementing regulations mandate format and data content standards and provider identifier standards (known as the National Provider Identifier) that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. HHS has established standards that health plans must use for electronic fund transfers with providers, has established operating rules for certain transactions, and is in the process of establishing operating rules to promote uniformity in the implementation of the remaining types of covered transactions. The ACA also requires HHS to establish standards for health claims attachment transactions. HHS has modified the standards for electronic healthcare transactions (e.g., eligibility, claims submission and payment and electronic remittance) from Version 4010/4010A to Version 5010. Further, HHS now requires the use of updated standard code sets for diagnoses and procedures known as the ICD-10 code sets. Enforcement of compliance with these standards falls under HHS and is carried out by CMS.

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

●	Fraud and Abuse Laws. Many of our clients, insurance carriers, and network healthcare providers are impacted directly and indirectly by certain fraud and abuse laws, including the federal Anti-Kickback Statute, the Physician Self-Referral Law, commonly referred to as the Stark Law, and the False Claims Act, as well as their state equivalents. Because the solutions and services we provide are not reimbursed by government healthcare payors, such fraud and abuse laws generally do not directly apply to our business, however, some laws may be applicable. For example, certain states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payor.

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

●	ERISA Regulation. The Employee Retirement Income Security Act of 1974, or ERISA, regulates certain aspects of employee pension and health benefits plans, including self-funded corporate health plans sponsored by our clients, with which we have agreements to provide TPA services. As part of our agreements with a number of these clients, we offer PBM services through Progyny Rx. We believe the conduct of our business vis-à-vis these plans is not generally subject to the fiduciary obligations of ERISA. However, there can be no assurance the United States Department of Labor, or the DOL, which is the agency that enforces ERISA, would not in the future assert that the fiduciary obligations imposed by ERISA apply to certain aspects of our operations or courts would not reach such a ruling in private ERISA litigation. In addition to its fiduciary provisions, ERISA has broad preemptive effect and has been held to preempt state laws imposing transparency requirements on PBMs. ERISA also imposes civil and criminal liability on service providers to health plans subject to ERISA and certain other persons with relationships to such plans if certain forms of illegal or prohibited remuneration are made or received by such service providers or other persons. These provisions of ERISA are similar, but not identical, to the healthcare anti-kickback laws described above, although ERISA lacks the statutory and regulatory “safe harbor” exceptions incorporated into the healthcare anti-kickback laws. Like the healthcare anti-kickback laws, the corresponding provisions of ERISA are broadly written and their application to particular cases can be uncertain. Employee benefits plans subject to ERISA are subject to certain rules, published by the DOL, including certain reporting requirements for direct and indirect compensation received by plan service providers. However, many self-funded health plans such as the plans that we have contracts with are exempt from these reporting requirements under current law. At this time, we are unable to predict whether the DOL will issue additional regulations or guidance on reporting or which additional regulations, if any, may be proposed in formal rulemaking by the DOL.

●	Prompt Pay Laws. Certain states have laws regulating the amount of time that may elapse from when a third-party payor receives a claim for services rendered to when those services are paid. These “prompt pay” laws may impact us as well as our clients and insurance carriers. Under these “prompt pay” laws, we may be obligated to pay healthcare providers within established time periods, and such time periods may be shorter than existing contracted terms and/or via electronic transfer. In many states, we are deemed to be exempt from the prompt pay laws, however, we seek to comply with them in each state in which we do business to the extent applicable, and our efforts include the use of controls such as policies and processing systems that ensure we pay claims as quickly as possible and contract language related to timeframes permitted by applicable law. If we do not make payments to healthcare providers in a timely fashion consistent with prompt pay laws, we may be required to pay interest in addition to any amounts owed to such providers. In addition, our reputation may be harmed and our contractual obligations to certain clients may be breached, causing us to lose revenue or otherwise pay penalties under such contracts.

●	Network Adequacy and Access Requirements. Network adequacy and access laws require health plans to maintain a network of healthcare providers sufficient to deliver the benefits they contract to provide to their enrollees. In light of the increase in “narrow networks”, there has been a legislative push to ensure that commercial payors contract with a sufficient number of healthcare providers to create an “adequate network.” Additionally, a majority of states now have some form of legislation affecting our payor clients’ ability to limit access to a provider network or remove a provider from the network. Such legislation may require our clients to admit any healthcare provider including any pharmacy provider willing to meet the plan’s price and other terms for network participation (“any willing provider” legislation) or may provide that a provider may not be removed from a network except in compliance with certain procedures (“due process” legislation). Further, to ensure network adequacy and quality, a network may seek to accredit its healthcare providers through any number of accrediting bodies, such as the National Committee for Quality Assurance, or NCQA, and the Utilization Review Accreditation Commission. We follow NCQA standards to credential the health providers with whom we contract to provide services within our network, and engage Council for Affordable Quality Healthcare to conduct provider credentialing where required. Should any of the states we operate in determine that our network of providers does not meet adequacy or access requirements, we may be subject to administrative penalties and other administrative actions, as well as private litigation. In addition, if we are unable to contract with a sufficient number of providers, we may become subject to administrative penalties or enforcement actions from state regulatory agencies, litigation from consumers, and may be in breach of certain contractual covenants with our partners.

●	Consumer Protection Laws. Federal and state consumer protection laws are being applied increasingly by the Federal Trade Commission, or FTC, Federal Communications Commission, or FCC, and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or health information, through websites or otherwise, and to regulate the presentation of website content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements to users of our services that describe how we handle personal information and choices consumers may have about the way we handle personal information. If such information that we publish is considered untrue, we may be subject to claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences, including, costs of defending against litigation, settling claims and loss of willingness of current and future clients to work with us.

●	Restrictions on Communication. Communications with our members increasingly may be subject to and restricted by laws and regulations governing communications via telephone, fax, text, and email. We also use email and social media platforms as marketing tools. For example, we maintain social media accounts. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

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

Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.

Our effective tax rate could increase due to several factors, including, but not limited to:

●	changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
●	changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Act;
●	changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
●	the outcome of future tax audits, examinations, or administrative appeals; and
●	limitations or adverse findings regarding our ability to do business in some jurisdictions.

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including, but not limited to:

●	actual or anticipated fluctuations in our financial condition or results of operations;
●	variance in our financial performance from expectations of securities analysts;
●	changes in the pricing of our solutions and services;
●	changes in our projected operating and financial results;
●	changes in laws or regulations applicable to our products and solutions;
●	announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
●	significant data breaches of our company, providers, vendors or pharmacies;
●	our involvement in litigation;
●	future sales of our common stock by us or our stockholders, as well as the anticipation of lock-up releases;
●	changes in senior management or key personnel;
●	the trading volume of our common stock;
●	changes in the anticipated future size and growth rate of our market; and
●	general economic, industry, and market conditions.

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

Our results of operations may fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:

●	fluctuations in demand for or pricing of our solutions;
●	our ability to attract new clients;
●	our ability to retain our existing clients;
●	client expansion rates;
●	changes in clients’ budgets and in the timing of their budget cycles and purchasing decisions;
●	our ability to control costs, including our operating expenses and healthcare costs;
●	the amount and timing of payment for operating expenses, particularly sales and marketing expenses;
●	the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments and other non-cash charges;
●	the amount and timing of costs associated with recruiting, training and integrating new employees and retaining and motivating existing employees;
●	general economic conditions, as well as economic conditions specifically affecting industries in which our clients participate, including those related to the recent COVID-19 pandemic;
●	the impact of new accounting pronouncements;
●	changes in the competitive dynamics of our market, including consolidation among competitors or clients; and
●	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our solutions and services.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting and our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2020. We have already commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial accounting expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

We will no longer qualify as an “emerging growth company” as of December 31, 2020 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting and disclosure requirements.

We are currently an “emerging growth company” as defined in the JOBS Act and we have taken take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. It is possible that investors have found or will continue to find our common stock less attractive in light of the fact that we have relied on certain of these exemptions.

Based on the market value of our common stock held by non-affiliates as of June 30, 2020, we will cease to qualify as an emerging growth company, effective as of December 31, 2020.  We will no longer be able to take advantage of any of the exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described above, and we will no longer be able to use the extended transition period for complying with new or revised accounting standards.  We expect that the loss of our “emerging growth company” status and compliance with these additional requirements will substantially increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase as we transition out of “emerging growth company” status. Based on the market value of our common stock held by non-affiliates as of June 30, 2020, we will cease to qualify as an emerging growth company, effective as of December 31, 2020. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market, or Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time- consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

●	authorize our Board of Directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our Board of Directors that may be senior to our common stock;
●	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
●	specify that special meetings of our stockholders can be called only by our Board of Directors, the chairperson of our Board of Directors, or our chief executive officer;
●	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board of Directors;
●	establish that our Board of Directors is divided into three classes, with each class serving three-year staggered terms;
●	prohibit cumulative voting in the election of directors;
●	provide that our directors may be removed for cause only upon the vote of at least 662/3% of our outstanding shares of voting stock;
●	provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum; and

●	require the approval of our Board of Directors or the holders of at least 662/3% of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.

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

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, any state court located within the State of Delaware, or if all such state courts lack jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a breach of a fiduciary duty owed by any current or former director, officer or other employee, to us or our stockholders; (3) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; (4) or any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; (5) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; or (6) any action asserting a claim against us, or any of our directors, officers or other employees, that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. For the avoidance of doubt, these choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In particular, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. A stockholder may, nevertheless, seek to bring a claim in a venue other than that designated in our amended and restated certificate of incorporation.  In such instance we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions, which may require significant additional costs. Furthermore, if a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On October 29, 2019, in connection with our IPO, we issued and sold 6,700,000 shares of our common stock and certain of our selling stockholders offered and sold 4,800,000 shares of our common stock at a price to the public of $13.00 per share resulting in net proceeds to us of $77.6 million, after deducting the underwriting discount of $5.9 million and offering expenses of $3.6 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-233965), which was declared effective by the SEC on October 24, 2019. The net proceeds of $77.6 million from our IPO have been invested in investment grade, interest-bearing instruments.  There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, filed with the SEC on October 25, 2019 pursuant to Rule 424(b) relating to our Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Progyny, Inc.	8-K	001-39100	3.1	10/31/2019
3.2	Amended and Restated By-laws of Progyny, Inc.	S-1	333-233965	3.4	9/27/2019
4.1	Form of common stock certificate	S-1/A	333-233965	4.1	10/15/2019
4.2	Form of 2013 Preferred Stock Warrant.	S-1/A	333-233965	4.2	10/15/2019
4.3	Form of 2014 Preferred Stock Warrant.	S-1/A	333-233965	4.3	10/15/2019
4.4	Form of 2015 Preferred Stock Warrant.	S-1/A	333-233965	4.4	10/15/2019
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank dated October 9, 2013.	S-1/A	333-233965	4.5	10/15/2019
10.1	Amendments to Loan and Security Agreement, dated as of June 8, 2018, between Silicon Valley Bank and Registrant.					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Progyny, Inc. (Registrant)

Date: August 7, 2020	By:	/s/ David Schlanger
David Schlanger
Chief Executive Officer

Date: August 7, 2020	By:	/s/ Peter Anevski
Peter Anevski
President, Chief Financial Officer and Chief Operating Officer