Form 10-Q
period 2020-09-30
Progyny, Inc.
filed 2020-11-06
CIK 1551306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2020, the registrant had 86,633,647 shares of common stock, $0.0001 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Balance Sheets as of September 30, 2020 and December 31, 2019	4
	Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019	5
	Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2020 and 2019	6
	Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2020 and 2019	7
	Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	8
	Notes to Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3.	Defaults Upon Senior Securities	69
Item 4.	Mine Safety Disclosures	69
Item 5.	Other Information	69
Item 6.	Exhibits	70
	Signatures	71

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progyny, Inc.

Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$53,965	$80,382
Marketable securities	50,995	—
Accounts receivable, net of $12,631 and $6,320 of allowances at September 30, 2020 and December 31, 2019, respectively	78,302	47,059
Prepaid expenses and other current assets	1,328	5,003
Total current assets	184,590	132,444
Property and equipment, net	3,506	3,083
Goodwill	11,880	11,880
Intangible assets, net	1,483	2,375
Other noncurrent assets	592	652
Total assets	$202,051	$150,434
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,210	$19,388
Accrued expenses and other current liabilities	31,956	16,775
Total current liabilities	74,166	36,163
Other noncurrent liabilities	617	—
Total liabilities	74,783	36,163
Commitments and Contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2020 and December 31, 2019; 86,542,919 and 84,188,202 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	9	8
Additional paid-in capital	234,134	228,755
Treasury stock, at cost, $0.0001 par value; 615,980 shares at September 30, 2020 and December 31, 2019	(1,009)	(1,009)
Accumulated deficit	(105,883)	(113,483)
Accumulated other comprehensive income	17	—
Total stockholders’ equity	127,268	114,271
Total liabilities and stockholders’ equity	$202,051	$150,434

The accompanying notes are an integral part of these unaudited financial statements.

Progyny, Inc.

Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$98,928	$61,196	$244,557	$164,561
Cost of services	78,092	48,876	195,164	130,825
Gross profit	20,836	12,320	49,393	33,736
Operating expenses:
Sales and marketing	3,355	3,183	10,230	8,646
General and administrative	12,120	6,068	31,763	16,557
Total operating expenses	15,475	9,251	41,993	25,203
Income from operations	5,361	3,069	7,400	8,533
Other income (expense):
Other income	11	—	178	—
Interest income (expense), net	(17)	(28)	138	(194)
Convertible preferred stock warrant valuation adjustment	—	(11,226)	—	(12,419)
Total other income (expense), net	(6)	(11,254)	316	(12,613)
Income (loss) before income taxes	5,355	(8,185)	7,716	(4,080)
Provision for income taxes	—	25	116	89
Net income (loss)	$5,355	$(8,210)	$7,600	$(4,169)
Net income (loss) per share attributable to common stockholders:
Basic	$0.06	$(1.10)	$0.09	$(0.70)
Diluted	$0.05	$(1.10)	$0.08	$(0.70)
Weighted-average shares used in computing net earnings (loss) per share:
Basic	86,265,297	7,472,469	85,364,608	5,947,821
Diluted	98,969,588	7,472,469	98,936,489	5,947,821

The accompanying notes are an integral part of these unaudited financial statements.

Progyny, inc

Statement of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$5,355	$(8,210)	$7,600	$(4,169)
Other comprehensive income:
Unrealized gains on marketable securities	12	—	17	—
Total other comprehensive income	12	—	17	—
Total comprehensive income (loss)	$5,367	$(8,210)	$7,617	$(4,169)

The accompanying notes are an integral part of these unaudited financial statements.

Progyny, Inc.

Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

						Additional		Other
	Convertible Preferred Stock		Common Stock		Treasury	Paid in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Total

For the three months ended September 30, 2020:
Balance at June 30, 2020	—	$—	85,778,057	$9	$(1,009)	$231,792	$(111,238)	$5	$119,559
Issuance of employee equity awards, net of shares withheld	—	—	764,862	—	—	(628)	—	—	(628)
Stock-based compensation	—	—	—	—	—	3,071	—	—	3,071
Other comprehensive income	—	—	—	—	—	—	—	12	12
Initial public offering costs						(101)			(101)
Net income	—	—	—	—	—	—	5,355	—	5,355
Balance at September 30, 2020	—	$—	86,542,919	$9	$(1,009)	$234,134	$(105,883)	$17	$127,268

For the three months ended September 30, 2019:
Balance at June 30, 2019	65,428,088	$106,237	5,187,474	$1	$(884)	$12,182	$(100,813)	$—	$(89,514)
Issuance of employee equity awards, net of shares withheld	—	—	4,885,890	—	—	4,976	—	—	4,976
Stock-based compensation	—	—	—	—	—	1,680	—	—	1,680
Repurchase of common stock	—	—	(26,659)	—	(124)		(58)	—	(182)
Net loss	—	—	—	—	—	—	(8,210)	—	(8,210)
Balance at September 30, 2019	65,428,088	$106,237	10,046,705	$1	$(1,008)	$18,838	$(109,081)	$—	$(91,250)

For the nine months ended September 30, 2020:
Balance at December 31, 2019	—	$—	84,188,202	$8	$(1,009)	$228,755	$(113,483)	$—	$114,271
Issuance of employee equity awards, net of shares withheld	—	—	2,354,717	1	—	(3,296)	—	—	(3,295)
Stock-based compensation	—	—	—	—	—	8,661	—	—	8,661
Reduction in initial public offering costs	—	—	—	—	—	14	—	—	14
Other comprehensive income	—	—	—	—	—	—	—	17	17
Net income	—	—	—	—	—	—	7,600	—	7,600
Balance at September 30, 2020	—	$—	86,542,919	$9	$(1,009)	$234,134	$(105,883)	$17	$127,268

For the nine months ended September 30, 2019:
Balance at December 31, 2018	65,428,088	$106,237	5,155,407	$1	$(884)	$10,622	$(104,854)	$—	$(95,115)
Issuance of employee equity awards, net of shares withheld	—	—	4,917,957	—	—	5,007	—	—	5,007
Stock-based compensation	—	—	—	—	—	3,209	—	—	3,209
Repurchase of common stock	—	—	(26,659)	—	(124)	—	(58)	—	(182)
Net loss	—	—	—	—	—	—	(4,169)	—	(4,169)
Balance at September 30, 2019	65,428,088	$106,237	10,046,705	$1	$(1,008)	$18,838	$(109,081)	$—	$(91,250)

The accompanying notes are an integral part of these unaudited financial statements.

Progyny, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$7,600	$(4,169)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax expense	116	89
Non-cash interest expense	56	—
Depreciation and amortization	1,442	1,594
Stock-based compensation expense	8,661	3,209
Bad debt expense	3,709	1,332
Loss on disposal of property and equipment	—	1
Change in fair value of warrant liabilities	—	12,419
Changes in operating assets and liabilities:
Accounts receivable	(34,952)	(22,344)
Prepaid expenses and current other assets	3,619	(452)
Accounts payable	23,719	6,824
Accrued expenses and other current liabilities	15,019	6,119
Other noncurrent assets and liabilities	677	(667)
Net cash provided by operating activities	29,666	3,955

INVESTING ACTIVITIES
Purchase of property and equipment, net	(940)	(678)
Purchase of marketable securities	(64,978)	—
Sale of marketable securities	14,000	—
Net cash (used in) continuing operations	(51,918)	(678)
Net cash provided by discontinued operations	—	200
Net cash (used in) provided by investing activities	(51,918)	(478)

FINANCING ACTIVITIES
Payment of initial public offering costs	(892)	(512)
Proceeds from revolving line of credit	—	157,850
Repayments made against revolving line of credit	—	(158,103)
Repurchase of common stock	—	(182)
Proceeds from exercise of stock options	2,078	5,007
Payment of employee taxes related to equity awards	(6,419)	—
Proceeds from contributions to employee stock purchase plan	1,068	—
Net cash (used in) provided by financing activities	(4,165)	4,060
Net increase (decrease) in cash and cash equivalents	(26,417)	7,537
Cash and cash equivalents, beginning of period	80,382	127
Cash and cash equivalents, end of period	$53,965	$7,664

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$176
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$33	$—
Deferred initial public offering costs in accounts payable and accrued expenses	$—	$2,308

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

Basis of Presentation

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These interim financial statements have been prepared on a basis consistent with the annual financial statements and, in the opinion of management, include all adjustments necessary to fairly state our financial position as of September 30, 2020, the results of our operations for the three and nine months ended September 30, 2020 and 2019 and the results of our cash flows for the nine months ended September 30, 2020 and 2019. Therefore, these unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Annual Report on Form 10-K filed with the SEC on March 10, 2020.

The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results expected for the year ending December 31, 2020 or any other future period.  Additionally, there are many uncertainties regarding the ongoing coronavirus (“COVID-19”) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it has impacted and may continue to impact its customers and members, its provider network, specialty pharmacy partners, employees, suppliers, vendors, and other business partners. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, future results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional and national markets.  The overall disruption of the healthcare and fertility markets and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

2.           Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

There are no material contract asset or contract liability balances as of September 30, 2020 and December 31, 2019.

Accrued Receivables and Accrued Claims Payable

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

As of September 30, 2020, accrued receivables and accrued claims payables were $25.0 million and $22.8 million, respectively, as compared to $16.0 million and $9.8 million, respectively, as of December 31, 2019.  Accrued receivables are included within accounts receivable in the balance sheet.  Accrued claims payable are included within accrued expenses and other current liabilities in the balance sheet.  Claims payable are paid within 30 days based on contractual terms.

As of September 30, 2020 and December 31, 2019, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $17.1 million and $8.5 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the balance sheet.

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

Nine months ended September 30, 2020	Balance at Beginning of Period	Charged to Revenue	Charged to Costs and Expenses	Write-offs	Utilization	Balance at End of Period
Allowance for doubtful accounts	$2,771	$—	$3,709	$(5)	$—	$6,475
Allowance for service changes and cancellations	3,549	15,545	—	—	(12,938)	6,156
Total	6,320	15,545	3,709	(5)	(12,938)	12,631

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

Cash and Cash Equivalents and Marketable Securities

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

Accounting Pronouncements Issued but Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In November 2019, the FASB most recently voted to defer the effective date of ASU 2016-02 for certain entities. As the Company will lose its emerging growth company status as of December 31, 2020, the new standard will be effective for the Company for the fiscal year beginning January 1, 2020. The Company plans to adopt the new standard using the modified retrospective approach for all leases entered into before the effective date. The Company is currently evaluating the impact this ASU will have on its financial statements.

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

3.           Revenue

Disaggregated revenue

The following table disaggregates revenue by service (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Fertility benefit services revenue	$73,141	$50,024	$178,845	$136,085
Pharmacy benefit services revenue	25,787	11,172	65,712	28,476
Total revenue	$98,928	$61,196	$244,557	$164,561

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

The Company uses observable market data when available, and minimizes the use of unobservable inputs when determining fair value.

As of September 30, 2020, the Company had $107.9 million, in financial assets held in money market accounts and U.S. treasury bills, all of which were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets.

As of September 30, 2020 and December 31, 2019, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

5.           Debt

In June 2018, the Company entered into a loan and security agreement with Silicon Valley Bank for a revolving line of credit up to $15.0 million based upon an advance rate of 80% on “eligible” accounts receivable to fund its working capital and other general corporate needs, which was amended in April 2019, January 2020 and June 2020 (as amended, the “SVB Line of Credit”). Eligible accounts receivable is defined in the loan agreement as accounts billed with aging 90 days or less and excludes accounts receivable due for member copayments, coinsurance, and deductibles.

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

The Company was in compliance with all requirements and covenants of the revolving credit facility as of September 30, 2020 and December 31, 2019.

As of both September 30, 2020 and December 31, 2019, the Company had $0 drawn on the SVB Line of Credit. The Company recorded interest expense on the SVB Line of Credit of $56,000 and $195,000 in the nine months ended September 30, 2020 and 2019, respectively.

6.          Convertible Preferred Stock Warrants

In connection with the IPO on October 25, 2019, the convertible preferred warrants converted to common stock warrants. Therefore, as of September 30, 2020 and December 31, 2019 the Company had no outstanding convertible preferred warrants.  Prior to the conversion, the convertible preferred stock warrants were valued using the IPO price of $13.00 per common share less the exercise price of $1.73 per common share.  During the three months ended December 31, 2019, 482,661 common stock warrants were exercised for 441,307 shares of common stock at a weighted-average exercise price of $1.59 per common share.

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

7.         Commitments and Contingencies

Arbitration/Litigation

On January 14, 2019, a vendor filed a Demand for Arbitration and Statement of Claim against the Company (“Demand”) for alleged breach of the November 10, 2017 Preferred Specialty Pharmacy Agreement (“Agreement”) between the Company and the vendor. On March 13, 2019, the Company terminated the Agreement for material breach by the vendor. On April 3, 2019, the vendor filed a Second Amended Demand for Arbitration (“SAD”) for breach of the Agreement. The vendor seeks damages, fees, interest and cost. Pursuant to a schedule set forth by the Arbitration Panel, on May 3, 2019, the Company filed a Motion to Dismiss the SAD. That Motion was fully briefed on June 14, 2019 and was decided on July 31, 2019. The Arbitration Panel dismissed two of the vendor’s four claims. The Arbitration Panel held additional hearings for the two remaining claims between August 17, 2020 and August 26, 2020 and final arguments were held on October 20, 2020. The Company believes the vendor’s claims are without merit and is awaiting a decision from the Arbitration. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurances that the asserted claims will not have a material adverse effect on the financial position or results of operations of the Company.

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

The authorized, issued and outstanding shares, and liquidation preference of the Company’s convertible preferred stock as of the dates indicated were as follows (in thousands, except for share and per share data):

	As of September 30, 2020
	Authorized Shares	Issued and Outstanding Shares	Aggregate Liquidation Preference

Convertible Preferred Stock:
Total	100,000,000	-	-

	As of September 30, 2019
	Authorized Shares	Issued and Outstanding Shares	Aggregate Liquidation Preference

Convertible Preferred Stock:
Series A Preferred	69,930,070	15,384,798	$ 20,000
Series B Preferred	245,000,000	50,043,290	86,369
Total	314,930,070	65,428,088	106,369

9.           Stock-based Compensation

The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Cost of services	$818	$192	$1,970	$317
Selling and marketing	351	355	1,475	617
General and administrative	1,902	1,133	5,216	2,275
Total stock-based compensation expense	$3,071	$1,680	$8,661	$3,209

10.           Income Taxes

For the nine months ended September 30, 2020 and 2019, the Company calculated its year-to-date provision for income taxes by applying the estimated annual effective tax rate to the year-to-date profit from operations before income taxes and adjusts the provision for income taxes for discrete tax items recorded in the period. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income before income taxes and any significant permanent tax items.  During the nine months ended September 30, 2020 and 2019, the Company recorded a provision for state income taxes of $116,000 and $89,000, respectively.

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

For the three and nine months ended September 30, 2019, holders of the Company’s convertible preferred stock were entitled to receive noncumulative dividends, prior and in preference to any declaration or payment of any dividend on common stock and thereafter participate pro rata on an as-converted basis with the common stockholders in any distributions to common stockholders and were therefore considered to be participating securities. As a result, the Company calculated the net income per share using the two-class method. Accordingly, the net income attributable to common stockholders is derived from the net income for the period and, in periods in which the Company has net income attributable to common stockholders, an adjustment is made for the allocations of undistributed earnings to participating securities based on their outstanding stockholder rights. Under the two-class method, net loss attributable to common stockholders is not allocated to the convertible preferred stock as the convertible preferred stockholders did not have a contractual obligation to share in the Company’s losses.

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

A reconciliation of net income available to common stockholders and the number of shares in the calculation of basic and diluted net loss per share follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019

Basic earnings per common share:
Numerator:
Net income (loss)	$5,355	$(8,210)	$7,600	$(4,169)

Denominator:
Weighted-average shares used in computing basic net income (loss) per share attributable to common stockholders	86,265,297	7,472,469	85,364,608	5,947,821
Basic net income (loss) per share attributable to common stockholders	$0.06	$(1.10)	$0.09	$(0.70)

Diluted earnings per common share:
Numerator:
Net income (loss) attributable to common stockholders	$5,355	$(8,210)	$7,600	$(4,169)
Diluted net income (loss) attributable to common stockholders	$5,355	$(8,210)	$7,600	$(4,169)

Denominator:
Weighted-average shares used in computing diluted net income (loss) per share attributable to common stockholder	86,265,297	7,472,469	85,364,608	5,947,821
Effect of dilutive securities	12,704,291	—	13,571,881	—
Weighted-average shares used in computing diluted net income (loss) per share attributable to common stockholders	98,969,588	7,472,469	98,936,489	5,947,821
Diluted net income (loss) per share attributable to common stockholders	$0.05	$(1.10)	$0.08	$(0.70)

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Redeemable convertible preferred stock	—	65,428,088	—	65,428,088
Options to purchase common stock	721,202	12,589,387	517,743	11,314,536
Shares issuable under ESPP	2,451	—	428	—
Restricted stock units	13,829	—	59,876	—
Warrants to purchase common stock	—	119,674	—	112,181
Warrants to purchase convertible preferred stock	—	1,564,952	—	1,400,660
Total	737,482	79,702,101	578,047	78,255,465

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

Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our base of clients to over 130. We have retained substantially all of our clients since inception, and our member satisfaction over that same time period is evidenced by our most recent industry-leading Net Promoter Score, or NPS, of +78 for our fertility benefits solution and +80 for our integrated pharmacy benefits solution, Progyny Rx. We currently provide coverage to approximately 2.3 million employees and their partners (known in our industry as covered lives), who we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

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

Our Clients. We currently serve over 130 employers in the United States across more than 25 industries.  Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from 1,000 to 250,000 employees, represent 2.3 million covered lives.

Revenue Model

Our clients primarily contract with us to provide our fertility benefits solution and, where added on by our clients, our Progyny Rx solution. Our revenue has both a utilization-based component and a population-based component, as follows:

●	Utilization Component. Clients pay us for the fertility benefits and Progyny Rx solutions utilized by their employees. With respect to the fertility benefits solution, we bill clients for Smart Cycles in accordance with our bundled case rates, which vary by the type of fertility service rendered and clinic location. Case rates include all third-party fertility specialists, anesthesiology and laboratory services, as well as all of our care management services. With respect to Progyny Rx, we bill the client for the fertility medication dispensed to their employees in connection with the authorized fertility treatments. Medication fees also include our formulary management, drug utilization review and cost containment services and other care management services.
●	Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 2% and 1% of our total revenue for the nine months ended September 30, 2020 and 2019, respectively.

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

Member and Client Base

Our addressable market is primarily large self-insured employers. There are approximately 8,000 self-insured employers in the United States (excluding quasi-governmental entities, such as universities and school systems, and labor unions) who have a minimum of 1,000 employees, representing approximately 69 million potential covered lives in total. Our current member base of 2.3 million represents only 3% of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of September 30, 2020 and 2019, we served 135 and 84 clients, respectively.

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

Benefits Utilization

A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to 2.3 million members at September 30, 2020.

The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Assisted Reproductive Treatment (ART) Cycles(1)	5,407	3,763	13,284	9,768
Utilization - All Members(2)	0.51%	0.52%	0.92%	1.08%
Utilization - Female Only(2)	0.44%	0.47%	0.78%	0.94%
Average Members	2,221,000	1,356,000	2,156,000	1,240,000

(1)	Represents the number of ART cycles performed, including IVF with a fresh embryo transfer, IVF freeze all cycles/embryo banking, frozen embryo transfers and egg freezing.
(2)	Represents the member utilization rate for all services, including but not limited to, ART cycles, initial consultations, IUIs and genetic testing. The utilization rate for all members includes all unique members (female and male) who utilize the benefit during that period while the utilization rate for female only includes only unique females who utilize the benefit during that period. For the purposes of calculating utilization rates in any given period, the results reflect the number of unique members utilizing the benefit for that period. Individual periods cannot be combined as member treatments may span multiple periods.

Impact of COVID-19 on our Business

On March 11, 2020, the World Health Organization designated the recent novel coronavirus, or COVID-19, as a global pandemic. COVID-19 has significantly impacted various markets around the world, including the United States. Public and private sector policies and initiatives to reduce the transmission of COVID-19 have varied significantly across the United States, but as of September 30, 2020, a significant percentage of the U.S. population remained subject to meaningful restrictions on activities, which included school closures, limitations on large gatherings and other policies to promote or enforce physical distancing. As described below, these restrictions and our responses to them have significantly impacted and may continue to impact how our members use our services, access our providers, and how our employees work and provide services to our clients and members, resulting in an impact on our revenue.

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

Most of the policies and initiatives referenced above were implemented during the latter part of the first quarter of 2020. In the nine months ended September 30, 2020, the COVID-19 pandemic had a material negative impact on our operating results. In particular, the outbreak and preventative measures taken to contain COVID-19, especially in the first half of 2020, negatively impacted our members’ access to care due to a temporary unavailability of the full range of fertility treatments at our provider clinics.

On March 17, 2020, the American Society for Reproductive Medicine, or ASRM, issued guidelines recommending the suspension of new treatment cycles.  As a result, the significant majority of our members were unable to complete diagnostics or initiate new treatment cycles, and our volumes declined precipitously as of that date. ASRM then updated its guidelines on April 24, 2020 and reaffirmed on May 11, 2020, providing fertility clinics with a path for the safe and gradual resumption of patient care.  Additionally, most state and local governments have eased stay-at-home orders and allowed for the resumption of non-emergent medical procedures.  Most of our clinics resumed services towards the end of the second quarter of 2020.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, future results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional and national markets. To the extent that the markets we serve experience increased cases of COVID-19, state or local governments may reinstitute measures to control the spread of COVID-19, which could again negatively impact our members’ access to care. We will continue to evaluate the nature and extent of these potential impacts to our business, results of operations and liquidity.

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

Provision for Income Taxes

We are subject to income taxes in the United States. As of September 30, 2020 and December 31, 2019, we recorded a full valuation allowance for our deferred tax assets based on our historical loss and the uncertainty regarding our ability to project future taxable income. In future periods, if we are able to generate income, we may reduce or eliminate the valuation allowance.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)

Statements of Operations Data:
Revenue	$98,928	$61,196	$244,557	$164,561
Cost of services(1)	78,092	48,876	195,164	130,825
Gross profit	20,836	12,320	49,393	33,736
Operating expenses:
Sales and marketing(1)	3,355	3,183	10,230	8,646
General and administrative(1)	12,120	6,068	31,763	16,557
Total operating expenses	15,475	9,251	41,993	25,203
Income from operations	5,361	3,069	7,400	8,533
Other income (expense), net	(6)	(11,254)	316	(12,613)
Income (loss) before income taxes	5,355	(8,185)	7,716	(4,080)
Provision for income taxes	—	25	116	89
Net income (loss)	$5,355	$(8,210)	$7,600	$(4,169)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Cost of services	$818	$192	$1,970	$317
Sales and marketing	351	355	1,475	617
General and administrative	1,902	1,133	5,216	2,275
Total stock‑based compensation expense	$3,071	$1,680	$8,661	$3,209

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Statements of Operations Data, as a percentage of revenue:
Revenue	100%	100%	100%	100%
Cost of services	79	80	80	79
Gross profit	21	20	20	21
Operating expenses:
Sales and marketing	3	5	4	5
General and administrative	12	10	13	10
Total operating expenses	15	15	17	15
Income from operations	6	5	3	5
Other income (expense), net	—	(18)	—	(8)
Income (loss) before income taxes	6	(13)	3	(3)
Provision for income taxes	—	—	—	—
Net income (loss)	6%	(13)%	3%	(3)%

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of Adjusted EBITDA include: (1) it does not properly reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including interest expense, net; (5) it does not consider the impact of any stock warrant valuation adjustment; (6) it does not reflect tax payments that may represent a reduction in cash available to us; (7) it does not include legal fees that may be payable in connection with a vendor arbitration; and (8) it does not include non-deferred costs associated with our initial public offering, or IPO, In addition, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net income from continuing operations and other U.S. GAAP results.

We calculate Adjusted EBITDA as net income (loss), adjusted to exclude depreciation and amortization, stock-based compensation expense, other income, interest (income) expense, net, convertible preferred stock warrant valuation adjustment, provision for income taxes, legal fees associated with a vendor arbitration, and non-deferred IPO costs. The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Net income (loss)	$5,355	$(8,210)	$7,600	$(4,169)
Add:
Depreciation and amortization	462	535	1,442	1,595
Stock‑based compensation	3,071	1,680	8,661	3,209
Other income	(11)	-	(178)	-
Interest (income) expense, net	17	28	(138)	194
Convertible preferred stock warrant valuation adjustment	-	11,226	-	12,419
Provision for income taxes	-	25	116	89
Legal fees associated with a vendor arbitration(a)	1,688	247	3,232	973
Non-deferred IPO costs	-	-	-	150
Adjusted EBITDA	$10,582	$5,531	$20,735	$14,460

(a)	We engaged in other activities and transactions that can impact our net income. In recent periods, these other items included, but were not limited to, legal fees related to an arbitration resulting from our termination of an agreement with a specialty pharmacy vendor.

Comparison of Three Months Ended September 30, 2020 and 2019

Revenue

	Three Months
	Ended September 30,
	2020	2019	% Change

	(dollars in thousands)

Revenue	$98,928	$61,196	62%

Revenue increased by $37.7 million, or 62%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase is primarily due to a $23.1 million, or 46% increase, in revenue from our fertility benefits solution and a $14.6 million or 131% increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added Progyny Rx benefit. Progyny Rx revenue growth outpaces the fertility benefits revenue growth as Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefit solution clients since its initial launch. Our revenue growth for the three months ended September 30, 2020 was negatively impacted by COVID-19.

Cost of Services

	Three Months
	Ended September 30,
	2020	2019	% Change

	(dollars in thousands)

Cost of services	$78,092	$48,876	60%

Cost of services increased by $29.2 million, or 60%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered.

Gross Profit and Gross Margin

	Three Months
	Ended September 30,
	2020	2019	% Change

	(dollars in thousands)

Gross profit	$20,836	$12,320	69%
Gross margin	21.1%	20.1%

Gross profit increased by $8.5 million, or 69%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Gross margin increased 100 basis points for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to higher revenues which triggered favorable contractual terms with our pharmacy dispensing and manufacturing partners and allowed for continued efficiencies gained across our care management services.

Operating Expenses

Sales and Marketing Expense

	Three Months
	Ended September 30,
	2020	2019	% Change

	(dollars in thousands)

Sales and marketing	$3,355	$3,183	5%

Sales and marketing expense increased by $0.2 million, or 5%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was primarily due to a $0.2 million increase in personnel-related costs relating to additional headcount and commissions for sales and marketing functions, which was partially offset by decreased travel expenses due to COVID-19.

General and Administrative Expense

	Three Months
	Ended September 30,
	2020	2019	% Change

	(dollars in thousands)

General and administrative	$12,120	$6,068	100%

General and administrative expense increased by $6.1 million, or 100%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was primarily due to a $1.9 million increase in personnel-related costs (including a $0.8 million increase in stock-based compensation) relating to additional headcount for general and administrative functions, a $1.4 million increase in legal costs for a vendor arbitration, a $1.1 million increase in insurance costs, and a $1.0 million increase in bad debt expense.

Other Income (Expense), Net

	Three Months
	Ended September 30,
	2020	2019	% Change

	(dollars in thousands)

Other income (expense), net	($6)	($11,254)	-100%

Other income (expense), net improved by $11.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to the impact in 2019 of a $11.2 million charge related to the fair value adjustment of our preferred stock warrants. The preferred stock warrants were converted to common stock warrants as of the IPO and therefore were no longer subject to a mark to market adjustment.

Provision for Income Taxes

	Three Months
	Ended September 30,
	2020	2019	% Change

	(dollars in thousands)

Provision for income taxes	-	$25	-

No provision was recorded for the three months ended September 30, 2020.  The provision for federal and state income taxes recorded for the three months ended September 30, 2019 was less than $0.1 million.

Comparison of Nine Months Ended September 30, 2020 and 2019

Revenue

	Nine Months Ended
	Ended September 30,
	2020	2019	% Change

	(dollars in thousands)

Revenue	$244,557	$164,561	49%

Revenue increased by $80.0 million, or 49%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase is primarily due to a $42.8 million, or 31% increase, in revenue from our fertility benefits solution and a $37.2 million or 131% increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added Progyny Rx benefit. Progyny Rx revenue growth outpaces the fertility benefits revenue as Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefit solution clients since its initial launch. Our revenue growth for the nine months ended September 30, 2020 was negatively impacted by COVID-19

Cost of Services

	Nine Months Ended
	Ended September 30,
	2020	2019	% Change

	(dollars in thousands)

Cost of services	$195,164	$130,825	49%

Cost of services increased by $64.3 million, or 49%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered.

Gross Profit and Gross Margin

	Nine Months Ended
	Ended September 30,
	2020	2019	% Change

	(dollars in thousands)

Gross profit	$49,393	$33,736	46%
Gross margin	20.2%	20.5%

Gross profit increased by $15.7 million, or 46%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Gross margin decreased 30 basis points for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to our decision to keep all of our care management staff in place during the pause in treatments caused by COVID-19. This decision was made in anticipation of the resumption in services across regions, as well as the corresponding ramp up toward normal service levels.

Operating Expenses

Sales and Marketing Expense

	Nine Months Ended
	Ended September 30,
	2020	2019	% Change

	(dollars in thousands)

Sales and marketing	$10,230	$8,646	18%

Sales and marketing expense increased by $1.6 million, or 18%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily due to a $1.7 million increase in personnel-related costs (including a $0.9 million increase in stock-based compensation) relating to additional headcount and commissions for sales and marketing functions, which was partially offset by lower travel and other overhead costs due to COVID-19.

General and Administrative Expense

	Nine Months Ended
	Ended September 30,
	2020	2019	% Change

	(dollars in thousands)

General and administrative	$31,763	$16,557	92%

General and administrative expense increased by $15.2 million, or 92%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily due to a $6.3 million increase in personnel-related costs (including a $2.9 million increase in stock-based compensation) as a result of additional headcount for general and administrative functions, a $3.3 million increase in insurance costs, a $2.4 million increase in bad debt expense, a $2.3 million increase in legal costs for a vendor arbitration, and a $0.9 million increase in other related general and administrative expenses.

Other Income (Expense), Net

	Nine Months Ended
	Ended September 30,
	2020	2019	% Change

	(dollars in thousands)

Other income (expense), net	$316	($12,613)	-103%

Other income (expense), net improved by $12.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to the impact in 2019 of a $12.4 million charge related to the fair value adjustment of the preferred stock warrants and an increase of $0.3 million in investment and interest income for the nine months ended September 30, 2020. The preferred stock warrants were converted to common stock warrants as of the IPO and therefore were no longer subject to a mark to market adjustment.

Provision for Income Taxes

	Nine Months Ended
	Ended September 30,
	2020	2019	% Change

	(dollars in thousands)

Provision for income taxes	$116	$89	30%

For the nine months ended September 30, 2020 and 2019, we recorded a provision for state income taxes of $0.1 million and $0.1 million, respectively.

Liquidity and Capital Resources

As of September 30, 2020, we had $54.0 million of cash and cash equivalents, $51.0 million of marketable securities, and $15.0 million of cash available on the revolving line of credit with Silicon Valley Bank. Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities as further detailed below. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

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

Other than the impact on our revenues and the related cash flows resulting from the various restrictions on activities due to the COVID-19 pandemic, our sources and uses of cash were not otherwise materially impacted by the COVID-19 pandemic in the three months ended September 30, 2020 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic may have on our business and financial results. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

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

In June 2018, we entered into an agreement with Silicon Valley Bank to replace our then-outstanding term loan with a revolving line of credit of up to $15.0 million that will mature on June 8, 2021, which agreement was amended in April 2019, January 2020 and June 2020. The available revolving line of credit is based upon an advance rate of 80% of “eligible” accounts receivable and may be used to fund our working capital and other general corporate needs. Eligible accounts receivable includes accounts billed with aging 90 days or less and excludes accounts receivable due for member copayments, coinsurance, and deductibles. When we hold unrestricted cash balances greater than $5.0 million, interest accrues at a floating rate per annum equal to the greater of prime rate or 4.75%. If the unrestricted cash balance is less than $5.0 million, interest accrues at a floating rate per annum equal to the greater of prime rate plus 0.5% or 4.75%, with interest payable monthly. The line of credit contains customary affirmative and negative covenants, as well as a financial covenant that requires us to achieve a specified minimum quarterly revenue as defined in the agreement. As of September 30, 2020 and December 31, 2019, we were in compliance with all requirements and covenants of the revolving credit facility.

The following table summarizes our cash flows from continuing operations for the periods presented:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)

Cash provided by operating activities	$29,666	$3,955
Cash (used in) investing activities	(51,918)	(678)
Cash (used in) provided by financing activities	(4,165)	4,060
Net increase (decrease) in cash and cash equivalents from continuing operations	$(26,417)	$7,337

Operating Activities

Net cash provided by operating activities was $29.7 million for the nine months ended September 30, 2020, primarily consisting of net income from continuing operations of $7.6 million adjusted for certain non-cash items, which include $8.7 million of stock-based compensation expense, $1.4 million of depreciation and amortization, and $3.7 million of bad debt expense. Changes in operating assets and liabilities resulted in cash used in operating activities from an increase in accounts receivable of $35.0 million, more than offset by cash provided by operating activities from increases in accounts payable of $23.7 million and accrued expenses and other current liabilities of $15.0 million, and decreases in prepaid expenses and other current assets of $3.6 million and other noncurrent assets and liabilities of $0.7 million.  These changes are a result of the impact of revenue growth and our operating results as well as the timing of payments to third party providers and collections from customers.

Net cash provided by operating activities was $4.0 million for the nine months ended September 30, 2019, primarily consisting of a $4.2 million net loss from continuing operations adjusted for certain non-cash items, which include $3.2 million of stock-based compensation expense, a $12.4 million change in fair value of warrant liabilities, $1.6 million of depreciation and amortization, and $1.3 million of bad debt expense. Changes in operating assets and liabilities included an increase in accounts receivable of $22.3 million, an increase in accounts payable of $6.8 million and an increase of $6.1 million in accrued expenses and other current liabilities. These changes reflect the impact of revenue growth and our operating results combined with the timing of payments to third party providers and collections from clients. This was offset by changes in prepaid expenses and other noncurrent assets of $1 million.

Investing Activities

Net cash used in investing activities from continuing operations was $51.9 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.  During the nine months ended September 30, 2020, the net cash used primarily consisted of net investments of $51.0 million in marketable securities.  The remainder of the activity consists of purchases of computers, software, and leasehold improvements, including leasehold improvements associated with the buildout of our new corporate office which was occupied in February 2020.

Financing Activities

Net cash used in financing activities was $4.2 million for the nine months ended September 30, 2020, consisting of payments of $0.9 million for IPO costs, payments of $6.4 million for employee taxes related to equity awards, partially offset by $2.1 million in proceeds from stock option exercises and $1.1 million in proceeds from contributions to our employee stock purchase plan.

Net cash provided by financing activities was $4.1 million for the nine months ended September 30, 2019 primarily related to $5.0 million from stock option exercises, partially offset by $0.2 million in net payments on our revolving line of credit with Silicon Valley Bank, repurchases of common stock of $0.2 million, and $0.5 million in payments for deferred IPO costs.

Contractual Obligations and Commitments

Other than changes which occur in the ordinary course of business, as of September 30, 2020, there were no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, except for operating leases entered into in the normal course of business.

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

Interest Rate Risk

As of September 30, 2020, we had cash and cash equivalents of $54.0 million and marketable securities of $51.0 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments.  A hypothetical 10% change in interest rates would not result in a material impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 14, 2019, a vendor filed a Demand for Arbitration and Statement of Claim against us for alleged breach of the November 10, 2017 Preferred Specialty Pharmacy Agreement, or the Agreement, between us and the vendor. On March 13, 2019, we terminated the Agreement for material breach with the vendor. On April 3, 2019, the vendor filed a Second Amended Demand for Arbitration, or SAD, for breach of the Agreement. The vendor is seeking $25.0 million in damages, fees, interest and costs. The alleged damages are not quantified or factually supported in the SAD. Pursuant to a schedule set forth by the Arbitration Panel, on May 3, 2019, we filed a Motion to Dismiss the SAD. That Motion to Dismiss was fully briefed on June 14, 2019 and was decided on July 31, 2019. The Arbitration Panel dismissed two of the vendor’s four claims. The Arbitration Panel held additional hearings for the two remaining claims between August 17, 2020 and August 26, 2020. Final arguments were held on October 20, 2020. We believe the vendor’s remaining claims are without merit and we are awaiting a decision from the arbitration.

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

We have provided and may continue to provide guidance about our business and future operating results.  On November 5, 2020, we issued guidance for the fourth quarter of 2020 and the full year 2020, as well as a preliminary revenue projection for 2021. In developing this guidance, our management must make certain assumptions and judgments about its future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic and the associated economic uncertainty on our business and the timing and scope of economic recovery globally and the timing of the resumption of fertility services at clinics across the country, as well as how long it will take both clinics and patients to return to normal practice volumes, which are inherently difficult to predict. This guidance, which consists of forward-

looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions or economic conditions, some of which may change. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, and which could adversely affect our business and future operating results. There are no comparable recent events that provide insights as to the probable effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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

We experienced net losses from 2015 to 2019. Our net loss from continuing operations was $8.6 million and $5.1 million for the years ended December 31, 2019 and 2018, respectively. While we have experienced significant revenue growth since 2016, we are not certain whether we will obtain sufficient levels of sales to sustain our growth or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to incrementally expand our sales and client account management teams to educate potential clients and drive new client adoption, as well as enhance the scope of Progyny benefits within our existing client base. We also expect to incur additional costs as we introduce new solutions and services to enhance our comprehensive fertility offering. We will also face increased compliance costs associated with growth, the expansion of our client base and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to sustain profitability, the value of our business and common stock may significantly decrease.

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

We currently serve over 130 employers in the United States across more than 25 industries. For the nine months ended September 30, 2020 and 2019, each of our largest two clients represented more than 10% of our total revenue.   One of these clients accounted for 18% and 16% of our total revenue, for the nine months ended September 30, 2020 and 2019, respectively. The second largest client accounted for 17% and 10% of our revenue for the nine months ended September 30, 2020 and 2019, respectively. Engagement with these clients is generally covered through contracts that are multi-year in duration. One or both of these clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.

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

For example, in February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. As an “emerging growth company,” we are allowed under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The adoption of new or revised accounting principles may require us to make changes to our systems, processes and control, which could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations, retroactively affect previously reported results or require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments used in preparing our financial statements include those related to the determination of fair value of our common stock, estimates of accounts receivable relating to member copayments and revenue recognition relating to services rendered but for which no claim has yet been reported, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of our common stock may decline.

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including, but not limited to:

●	actual or anticipated fluctuations in our financial condition or results of operations;
●	variance in our financial performance from expectations of securities analysts;
●	changes in the pricing of our solutions and services;
●	changes in our projected operating and financial results;
●	changes in laws or regulations applicable to our products and solutions;
●	announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
●	significant data breaches of our company, providers, vendors or pharmacies;
●	our involvement in litigation;
●	future sales of our common stock by us or our stockholders;
●	changes in senior management or key personnel;
●	the trading volume of our common stock;
●	changes in the anticipated future size and growth rate of our market; and
●	general economic, industry, and market conditions.

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

Future sales of a substantial number of shares of our common stock in the public market by us or our stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

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

Net Settlement of Equity Awards

Our restricted stock units are subject to vesting and the underlying shares of common stock are issued when the restricted stock units vest.

In the third quarter of 2020, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.

The following table provides a summary of shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans in the three months ended September 30, 2020:

Period	Total Number of Shares Repurchased	Average Price Paid per Share

July 1, 2020 through July 31, 2020	—	$—
August 1, 2020 through August 31, 2020 (1)	84	26.25
September 1, 2020 through September 30, 2020 (1)	594	27.75
Total shares repurchased	678	$27.56

(1) Represents shares withheld on net settlements of restricted stock units that vested under our equity incentive plans.

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

Progyny, Inc. (Registrant)

Date: November 6, 2020	By:	/s/ David Schlanger
David Schlanger
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2020	By:	/s/ Mark Livingston
Mark Livingston
Chief Financial Officer (Principal Financial and Accounting Officer)