Form 10-K
period 2020-12-31
Progyny, Inc.
filed 2021-03-01
CIK 1551306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of common stock as reported by The Nasdaq Global Select Market on June 30, 2020 (the last business day of the registrant’s second fiscal quarter), was approximately $1.1 billion.

As of January 31, 2021, the registrant had 87,215,936 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year ended December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Progyny, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including without limitation statements regarding our future results of operations and financial position, our ability to acquire or invest in complementary businesses, products, and technologies, our ability to achieve profitability on an annual basis and sustain such profitability, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, our business strategy and our ability to acquire new clients and successfully engage new and existing clients, our ability to effectively manage our growth and compete effectively with existing competitors and new market entrants, impact of recently adopted accounting pronouncements; our ability to attract and retain qualified employees and key personnel; the plans and objectives of management for future operations and capital expenditures, and the impact of the COVID-19 pandemic on our business, operations, and the markets and communities in which we and our clients, members and providers operate are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Annual Report on Form 10-K.

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

SUMMARY OF RISKS AFFECTING OUR BUSINESS

 Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the U.S. Securities and Exchange Commission, or the SEC, before making an investment decision regarding our common stock.

•	The COVID-19 pandemic has had and is expected to continue to have, and similar health epidemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our clients, members and providers operate.

•	We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
•	The fertility market in which we participate is competitive, and if we do not continue to compete effectively, our results of operations could be harmed.
•	Our business depends on our ability to retain our existing clients and increase the adoption of our services within our client base. Any failure to do so would harm our business, financial condition and results of operations.
•	Our largest clients account for a significant portion of our revenue and a significant number of our clients are in the technology industry. The loss of one or more of these clients, changes to pricing terms with these clients or changes within the technology industry could negatively impact our business, financial condition and results of operations.
•	If we are unable to attract new clients, our business, financial condition and results of operations would be adversely affected.
•	A significant change in the utilization of our solutions could have an adverse effect on our business, financial condition and results of operations.
•	We have a history of operating losses and may not sustain profitability in the future.
•	We have a limited operating history with our current platform of solutions, which makes it difficult to predict our future results of operations.
•	Changes in the health insurance market could harm our business, financial condition and results of operations.
•	The health benefits industry may be subject to negative publicity, which could adversely affect our business, financial condition and results of operations.
•	If our computer systems, or those of our provider clinics, specialty pharmacies or other downstream vendors, lag, fail or suffer security breaches, we may incur a material disruption of our services, which could materially impact our business and the results of operations.
•	Our business depends on our ability to maintain our Center of Excellence network of high-quality fertility specialists and other healthcare providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.
•	We operate in a highly regulated industry and must comply with a significant number of complex and evolving requirements.
•	The healthcare regulatory and political framework is uncertain and evolving. Recent and future developments in the healthcare industry could have an adverse impact on our business, financial condition and results of operations.

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

We may announce material business and financial information to our investors using our investor relations website at investors.progyny.com. We therefore encourage investors and others interested in Progyny to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls.

MARKET, INDUSTRY AND OTHER DATA

This Annual Report on Form 10-K contains statistical data, estimates and forecasts that are based on independent industry publications, such as those published by The Journal of the American Medical Association, the American Society for Reproductive Medicine, the American Journal of Obstetrics & Gynecology, Reproductive Medicine Associates of New Jersey, the Reproductive Medicine Associates of New York, European Society of Human Reproduction and Embryology, FertilityIQ and other publicly available information, as well as other information based on our internal sources. This information involves many assumptions and limitations, and you are cautioned not to give undue weight to these estimates. We have not independently verified the accuracy or completeness of the data contained in these industry publications and other publicly available information. Further, while we believe our internal research is reliable, such research has not been verified by any third party. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described under Part I, Item 1A. “Risk Factors,” of this Annual Report on Form 10-K that could cause results to differ materially from those expressed in these publications and other publicly available information.

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

Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our base of clients to over 180. We currently have contracts to provide coverage to approximately 2.7 million employees and their partners (known in our industry as covered lives), who we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since we launched our fertility benefits solution, and our member satisfaction over that same time period is evidenced by our most recent industry-leading Net Promoter Score, or NPS, of +79 for our fertility benefits solution and +81 for our integrated pharmacy benefits solution, Progyny Rx.

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

The lack of adequate coverage has been the result of both broader public policy issues, as well as conventional health insurance carrier-specific policies. For example, it was not until 2017 that infertility was first recognized as a disease by the American Medical Association and, even now, only 19 states have mandated insurance coverage for infertility. For the states that do mandate coverage, the mandates vary greatly and often leave patients with inadequate coverage or unable to pursue care at all. When conventional health insurance carriers have chosen to structure fertility coverage for their employer clients, that coverage often has limited lifetime dollar maximums (with median coverage maximum of $15,000 according to Mercer) and clinically antiquated "one size fits all" clinical protocols, such as mandated step therapy protocols.

Major cultural shifts and the evolving demographics of the workforce in the United States are driving demand for fertility treatments and adequate coverage to support them. More individuals than ever are making the choice to start their families later in life, increasing the biological likelihood of infertility as an individual's fertility declines with age. Additionally, the increased acceptance of non-traditional paths to parenthood has created an increased need for access to fertility treatments. As employees are demanding more robust fertility benefits coverage, employers are increasingly focused on providing a comprehensive fertility benefits plan that supports an inclusive and diverse workplace in order to attract and retain top employees. Because employers in the same industry are competing for employee talent, once the availability of fertility benefits begins to penetrate a particular industry, a demonstrable network effect occurs in which employees within that industry begin to expect the benefit from their employers, which can cause an employer to adopt the benefit to remain competitive and bolster employee satisfaction.

Driven by these market dynamics, according to the CDC, the market for fertility treatments grew at a 10% compound annual growth rate from 2013 to 2018 as more individuals pursued treatment. Given this increasing demand coupled with inadequate existing coverage, there is a greater need than ever before for a fertility benefits manager who can provide comprehensive and effective benefits to the employer market.

Industry Challenges

Employers are faced with three major challenges relating to providing fertility benefits to their employee bases:

●	the lack of a comprehensive fertility benefits solution that optimizes their fertility treatment expenditures;
●	the need to reduce the significant maternity and neonatal intensive care unit, or NICU, expenses, and the workplace impact, resulting from multiple births caused by fertility treatments; and
●	the desire to find innovative ways to attract and retain highly sought-after talent.

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

When conventional fertility benefits coverage is restrictively structured with a lifetime dollar maximum, the patient often makes poor clinical decisions that ultimately result in greater costs for the employer. Because the dollar maximum can easily be exhausted in the midst of a fertility treatment cycle, patients may elect to transfer multiple embryos because they are under financial pressure and mistakenly believe that it will optimize their chance of becoming pregnant. The common use of multiple embryo transfer belies the fact that this procedure greatly increases the risk of multiple births and health complications among the mother and babies. One of the most common complications associated with multiples is preterm births, which significantly escalate healthcare costs, including maternity care, labor and delivery costs and NICU expenses. According to a study published in the American Journal of Obstetrics & Gynecology that analyzed the total costs of care over 400,000 deliveries between 2005 and 2010, as adjusted for inflation, the maternity and perinatal healthcare costs attributable to a set of twins are approximately $153,000 on average, more than four times the comparable costs attributable to singleton births of approximately $36,000, and often exceed this average. In the case of triplets, the costs escalate significantly and average $577,000, sometimes extending upwards of $1.0 million.

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

The fertility process is a long, rigorous journey, both emotionally and physically. Conventional benefits programs lack any meaningful care coordination, education or patient support. Patients and their dependents have no help in understanding the complex choices they are faced with and discerning between treatment alternatives. There is also limited emotional support when patients face setbacks or unexpected outcomes as the current system ignores the emotional burden of patients embarking on the path to pregnancy through assisted reproductive technology, or ART, treatments and the impact that burden has on employee productivity and the workplace.

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

Ability to Attract and Retain Talent

Employers are facing increasing competition to attract and retain talent. As a result, employers are enhancing their value proposition to employees by evaluating and providing benefits that are most in demand. Family building solutions are an increasing area of focus for employees, and in turn, employers.

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

We estimate that the market for fertility treatments in the United States was approximately $7.0 billion in 2018, based on data published by the CDC regarding the number of treatment cycles and FertilityIQ’s estimate of the average cost per cycle. We estimate the potential size of the U.S. fertility market to be at least twice as large because this figure excludes those individuals who do not seek treatment for infertility. According to a recent study by Reproductive Medicine Associates of New York, approximately 50% of people suffering from infertility do not seek treatment. Furthermore, when comparing the United States to other countries, the percentage of babies born utilizing ART is materially lower, at less than 2% in the United States (where fertility treatment is not adequately covered), compared to approximately 10% in Denmark and 5% in Japan (where there is more public health funding for fertility treatment).

We contract with employers to provide fertility and family building benefits to their employees and covered dependents. We believe our addressable market consists of the approximately 8,000 self-insured employers in the United States. These 8,000 employers have a minimum of 1,000 employees, representing approximately 69 million potential covered lives in total. Our current member base of 2.7 million lives under contract represents a low single digit percent of our total market opportunity.

Regardless of whether or not these self-insured employers currently provide a fertility benefit, we believe they are prospective clients of Progyny. Further, 35% of our clients had no prior fertility coverage before adopting Progyny and 95% of our clients enhanced their coverage when they switched to Progyny. Overall, we believe our market opportunity is substantial and is continuing to grow as a result of the rising demand for fertility benefits solutions, the lack of adequate offerings in the market today and the increasing awareness of the challenges of infertility we are driving.

Our Solutions

We are redefining effective fertility and family building benefits through our purpose-built, data-driven and disruptive platform through which we offer our fertility benefits and Progyny Rx solutions. Our innovative and comprehensive fertility solution has proven to be simultaneously beneficial for our clients, our members and our network of fertility specialists. Through our differentiated approach to benefits plan design, patient education and support and active network management, our clients’ employees are able to pursue the most effective treatment from the best fertility specialists and achieve optimal outcomes in a cost-efficient manner, while our clients and members achieve savings in upfront treatment costs as well as reduced maternity and NICU expenses.

Fertility Benefits Solution

Differentiated Benefits Plan Design

The innovative Smart Cycle is our easy-to-understand fertility benefits design. Our Smart Cycle plan design allows members equitable access to the treatment they need and is designed to drive superior outcomes and reduce both upfront treatment expenses and subsequent costs. Everything needed for a comprehensive fertility treatment is contained within a Smart Cycle treatment bundle, including all necessary diagnostic testing and access to the latest technology (e.g., in the case of IVF treatment, preimplantation genetic testing). We currently offer 17 different Smart Cycle treatment bundles, which may be used independently or in combination depending on the member’s need. Each Smart Cycle has a separate unit value (i.e., some have fractional values and some have whole values). Our clients contract to purchase a cumulative Smart Cycle unit value per eligible member. These can range from one to unlimited cumulative Smart Cycles units. Members can choose their preferred provider clinics within our network and utilize their Smart Cycles for whichever treatments they and their fertility specialists determine to be necessary throughout their fertility journey.

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

Personalized Concierge-Style Member Support Services

Our fertility benefits solution provides members with access to significant support services that are crucial to the success of the fertility and family building journey. Before the fertility treatment process begins, and throughout every step of the fertility journey, we deliver high-touch member support services through a dedicated PCA, who is paired to a member and interacts with them an average of 15 times over the course of their treatment. Our PCAs have deep fertility expertise and provide extensive clinical education, guidance and emotional support to our members. Additionally, we have an in-house clinical staff, comprised of professionals with substantial expertise in reproductive endocrinology, fertility nursing, clinical psychology and social work that design our PCA training curriculum and direct our comprehensive member experience.

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

Selective Network of High-Quality Fertility Specialists

We have utilized our deep industry knowledge and the insights derived from our data analytics platform to establish and actively manage a national network of the leading fertility specialists in the country. Our members receive access to our selective Center of Excellence network of high-quality providers that includes approximately 900 fertility specialists who practice at over 650 provider clinic locations throughout the United States. Our network includes 46 of the top 50 fertility practice groups by volume in the United States according to 2018 CDC data, which was published in 2020 and is the most recent data available. Fertility specialists who are invited to join our network must meet and maintain rigorous credentialing standards and quality thresholds that we set for inclusion in our network to ensure that our members receive the highest quality of care. Our national network serves members in virtually every state, providing extensive geographic coverage to our national employers.

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

Robust Data Collection Process

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

Prestigious Medical Advisory Board

Our Medical Advisory Board is comprised of nationally recognized fertility specialists who are advancing fertility science and research. They are responsible for oversight of key clinical issues, including evaluating new fertility treatment diagnostics and procedures to ensure that our benefits design and overall program is comprehensive and designed to drive to the best outcomes. This review ensures that we are evaluating and covering the latest and most effective fertility treatments and identifying opportunities to improve our plan design, member experience and fertility specialists network standards.

Full Service Client Account Management

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

Ease of Integration for Our Clients

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

We Provide Measurable Value to Our Employer Clients

●	Substantial and Measurable Financial Value. Our superior clinical outcomes drive savings in both upfront fertility treatment costs (due to our higher live birth rates) as well as subsequent maternity and NICU expenses for our clients (due to our lower multiple birth rates).
●	Progyny Rx Savings. Progyny Rx delivers unit cost savings of between 10% and 20% to our clients, and additional savings of approximately 8% based on a reduction in unnecessary quantities of medication dispensed.
●	Employee Productivity and Retention. Our solution addresses employee absenteeism, poor productivity, and the lack of employee retention driven by the stress of suffering from infertility (and undergoing fertility treatment) as well as the back-to-work issues related to multiple births. Our members are able to receive the most effective treatments more quickly and have access to high-touch member support services through our PCAs, thereby reducing the physical and emotional rigors of infertility and its treatment.

●	Appeal to Existing and Prospective Employees. Better fertility benefits programs can be a key component of enhancing a company’s overall benefits and an important tool in its recruiting efforts and in helping retain key talent. An appealing feature of the Progyny benefit from an employee retention perspective is that the benefit is both comprehensive and is accessible by all groups across an employee population. The level of employee satisfaction we provide is important for any employer focused on employee retention.

We Provide Meaningful Value to Our Members

Superior Clinical Outcomes. Our members experience healthier pregnancies (with significantly increased utilization of single embryo transfer) and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

			Progyny In‑Network
		Progyny In‑Network	Provider Clinic
	National Averages	Provider Clinic	Averages
	for All Provider	Averages	for Progyny
Outcome	Clinics	for All Patients	Members Only(3)
Single embryo transfer rate(1)	58.1%	61.1%	88.4%
Pregnancy rate per IVF transfer(1)	52.4%	54.0%	59.9%
Miscarriage rate(1)	19.0%	18.7%	13.3%
Live birth rate(2)	42.1%	43.7%	51.9%
IVF multiples rate(2)	12.2%	11.2%	2.4%

(1)	Calculated based on the Society for Assisted Reproductive Technology, or SART, 2017 National Summary Report, finalized in 2020.
(2)	Calculated based on CDC, 2018 National Summary and Clinic Data Sets, published in 2020.
(3)	Calculated based on the 12-month period ended December 31, 2019.
●	Comprehensive Coverage. We provide all individuals with access to comprehensive coverage. Our Smart Cycle design ensures that members always have coverage for a full treatment cycle as their access to treatment is not limited by a dollar maximum that could be exhausted mid-treatment. Additionally, members have access to the latest technologies and procedures, which are reviewed and approved by our Medical Advisory Board.
●	Access for All Members and Dependents. Smart Cycles are available to be utilized across all employee groups, including populations not typically covered, such as LGBTQ+ individuals and single mothers by choice.
●	Equitable Access to Care. Our Smart Cycle design ensures members receive fair and balanced access to care that is not dependent on where members live, how expensive a fertility specialist is or which specific treatments are required.
●	High-Touch Concierge Member Experience. We provide our members with high-touch, end-to-end concierge support, including logistical assistance, clinical guidance and emotional support through our PCAs and our in-house clinical staff.
●	Access to Selective, Premier Fertility Specialist Network. Our solution provides members with access to the nation’s most desired fertility providers, including approximately 900 fertility specialists who practice at approximately 650 provider clinic locations throughout the United States. Our network includes 46 of the top 50 fertility practice groups by volume in the United States according to 2018 CDC data.
●	Integrated Pharmacy Benefits Solution. Progyny Rx provides members with a simplified authorization process, timely medication delivery and member support from pharmacy clinicians seven days a week.

We Provide Meaningful Value to Our Fertility Specialists

●	Members Supported With a Comprehensive Benefit. Our solutions allow our members to arrive at their fertility specialist with a fully-covered course of treatment and the flexibility to utilize the latest approved technologies and best practices via our comprehensive Smart Cycle benefits plan design. These members are also educated on the use of best practices and are supported by PCAs along their fertility journey.
●	Eliminate Step Therapy Protocols. Our network of fertility specialists have access to the latest science and technologies through our innovative Smart Cycles, which free our fertility specialists from having to follow the ineffective protocols common to conventional coverage and allow them to pursue the most effective treatments first, thereby saving time and money.
●	Simplified Administration. Once a Smart Cycle treatment is authorized, fertility specialists within our network are able to prescribe the optimal treatment plan without any need for pre-certification or pre-authorization.
●	Superior Clinical Outcomes. Outcomes for Progyny members across our fertility specialist network are superior to the average outcomes that these same provider clinics report to the CDC for all of their patients. For example, as shown in the prior table, the in-network average live birth rate for Progyny members is 51.9%, as compared to the 43.7% average live birth rate for all of the patients at those same clinics.
●	Eliminating Financial Risk Associated With Collections. We assume full responsibility for the collection of all members’ deductibles and coinsurance, thereby eliminating the burden and cost of collection (and bad debt expense) for member payments that our provider clinics otherwise would experience.
●	Data Sharing and Reporting. We produce clinic scorecards quarterly with key performance indicators that allow fertility specialists to compare their results with peer averages.
●	Higher Volumes and Improved Financial Performance. Fertility specialists in our network often experience an increase in patient volume, and because of our comprehensive benefits design, an increase in the number of patients who progress from consultation to treatment.

Our Growth Strategy

Expand Our Client Base

We intend to continue increasing our client base of self-insured employers throughout the United States by leveraging our experienced salesforce and strong relationships with benefits consultants. We believe we have an addressable market of approximately 8,000 potential self-insured employer clients in the United States and, with our base of over 180 clients, are still in the early stages of our growth trajectory. Importantly, as we have continued to grow, we have meaningfully diversified our client base across an array of different industries. We are expanding our client base within each industry that we serve, and have an industry-specific strategy, which enables us to most effectively target our addressable market. Additionally, we believe that our expanding presence has resulted in a heightened awareness of fertility benefits and has informed the market of the value we provide to our employer clients and our members, which we believe also helps facilitate growth.

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

Expansion of Progyny Benefits Solutions within Our Existing Client Base

We believe we will continue to see growth from existing clients that add incremental services to their fertility benefits program. For example, a client can expand the fertility benefits they offer to their employees by increasing the number of Smart Cycles they contract for. In addition, our fertility benefits solution clients can purchase our add-on Progyny Rx solution. We introduced Progyny Rx in the third quarter of 2017 and went live with a select number of clients in January 2018. Currently, 73% of our clients are utilizing this solution, including 84% of the clients we signed in 2020. We believe our sales and marketing capabilities play an important role in informing and educating clients about the additional value and impact we can provide to them and their members by enhancing their benefit program.

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

Our Clients

We serve over 180 self-insured employers in the United States across more than 30 industries. Our current clients, who are industry leaders across both high-growth and mature industries and range in size from approximately 1,000 to 350,000 employees, represent approximately 2.7 million covered lives under contract. For the year ended December 31, 2020, two clients accounted for 18% and 17%, or a combined 35%, of our total revenue. No other clients accounted for more than 10% for the year ended December 31, 2020.

We believe that our employer clients are thought leaders in their respective industries and are creating a network effect that is helping to drive more widespread adoption of fertility benefits in their specific industries. We have clients in the technology, consumer retail, industrial, healthcare, media, insurance, legal, food and beverage, financial services, life sciences, professional services, government services, energy, manufacturing, logistics, transportation, real estate, nonprofit and hospitality sectors.

Substantially all of our clients have renewed their benefits management contracts since our initial benefits offerings launched in 2016. The majority of our clients have signed multi-year contracts or contracts that renew automatically on an annual basis.

Given that the majority of our clients contract with us for a January 1st benefits plan start date, our sales cycle follows the conventional healthcare benefits cycle, which largely concludes by the end of October of the prior year to allow for benefits education and annual open enrollment to occur. In the 2020 sales cycle, more clients have opted for comprehensive coverage, with substantially all of our new clients electing for Progyny Rx, multiple Smart Cycles and/or egg-freezing.

Our Competitive Landscape

We believe we are the leader in the market for employer-sponsored fertility benefits and family building solutions.

We believe we compete favorably based on the following competitive factors:

●	the value and comprehensiveness of the benefits solution and superior outcomes for employees;

●	benefits plan design;
●	access for all employees and their dependents, including LGBTQ+ and single mothers by choice;
●	equitable access to care across geographies;
●	treatment plans that maximize effectiveness and achieve desired outcomes;
●	member experience, including unlimited dedicated patient education, clinical guidance and emotional support;
●	access to a network of high-quality fertility specialists;
●	data reporting and sharing; and
●	access to an integrated pharmacy solution.

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

Sales and Marketing

We sell our solutions through our sales organization and, in many cases, we leverage our relationships with top benefits consultants to establish relationships with potential clients. Our sales team has broad experience in health benefits management and extensive long-term relationships with industry participants and benefits executives at large employers. Our sales team is organized principally by geography and account size and is responsible for identifying potential clients and managing the overall sales process. The success and effectiveness of our sales team is evidenced by the over 45 new clients that we added in 2020, and the fact that approximately 65% of our current clients terminated their existing fertility coverage to switch to Progyny.

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

Healthcare Reform

It is uncertain how our operations will be affected by the changing political, legislative, and regulatory landscapes, as well as other influences impacting the healthcare industry. While the most salient vehicle for healthcare reform, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, does not directly regulate our business, it does affect the coverage and plan designs that are or will be provided by certain insurance carriers and certain of our clients, as well as the overall reimbursement environment for healthcare providers. Since its enactment in March 2010, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. For example, the United States Supreme Court heard oral arguments in California v. Texas, which consolidated two cases regarding the constitutionality of the ACA, on November 10, 2020. It is unclear when a decision is expected to be made.  The Supreme Court’s decision could end the case, or it could result in the case being sent back to the lower courts for continued litigation. Other health reform efforts have been proposed by members of Congress, such as measures that would expand the role of government-sponsored coverage, including further reform to the ACA, as well as single payer or so-called “Medicare-for-All” proposals, which could have far-reaching implications for the healthcare industry if enacted.  On January 28, 2021, President Joe Biden issued an Executive Order directing federal agencies to examine all existing regulations, orders, guidance documents, policies and similar agency actions to determine if any such actions are inconsistent with the policy set forth in the Executive Order to protect and strengthen the ACA and make high-quality healthcare accessible and affordable for every American. As another example of recent healthcare legislative changes, the Consolidated Appropriations Act, or CAA, enacted on December 27, 2020, contain provisions impacting group health plans, including protections for plan participants from surprise medical bills and ensuring health plan price transparency.

Several items pertain to disclosure.  The CAA prohibits plans from entering into services agreements that directly or indirectly restrict the plans from disclosing provider-specific costs and quality of care information.  It will also require disclosure by health insurance brokers and consultants to plan sponsors regarding reasonably expected direct and indirect compensation for referral of services to group health plans.  Additionally, the CAA requires plans to submit reports to the Department of Labor, HHS and IRS with certain information on pharmacy benefits and drug costs for participants and beneficiaries and the application of in-network rates to out of network services, effective December 27, 2021. The CAA will also require certain service providers for health plans to comply with certain ERISA fee disclosure rules. In addition, effective January 1, 2022, the No Surprises Act (enacted as part of the CAA) provides protection against surprise medical bills by prohibiting plans and providers from balance billing patients for emergency care performed by out-of-network providers as well as non-emergency and ancillary services performed by out-of-network providers at in-network facilities, subject to certain notice and consent exceptions for non-emergency and ancillary services.  The new law also grants additional patient protections, including requiring providers to send a good faith estimate of the expected charges for furnishing items or services to an insured patient’s health plan (or directly to an uninsured patient) before such items or services are delivered (including items or services reasonably expected to be provided in conjunction with scheduled items or services or that are reasonably expected to be delivered by another provider). The No Surprises Act also provides a dispute resolution process in the event the actual charges for such items and services are substantially higher than the plan’s estimate, and will prohibit providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to certain exceptions.  Several states have also enacted comprehensive surprise billing laws and the CAA defers to existing state requirements with respect to state-established payment amounts.

We are unable to predict how these changes to the ACA and other healthcare reform initiatives from new legislation, regulation, judicial action and/or executive action, including the CAA and No Surprises Act and state laws, will ultimately impact the healthcare industry and what the potential impact may be on our business and on our relationships with current and future clients, insurance carriers, and healthcare providers.

Licensing Requirements

Many states have licensure or registration requirements for entities providing third-party administrator, or TPA, or pharmacy benefit management, or PBM, services. Given the nature and scope of the solutions and services that we provide, we are required to maintain TPA and/or PBM licenses and registrations in certain jurisdictions and to ensure that such licenses and registrations are in good standing on an annual basis. These licenses require us to comply with the rules and regulations of the governmental bodies that issued such licenses, including maintaining certain solvency or bond requirements. Our failure to comply with such rules and regulations could result in administrative penalties, the suspension of a license, or the loss of a license, all of which could negatively impact our business.

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

ERISA. The Employee Retirement Income Security Act of 1974, or ERISA, regulates certain aspects of employee health benefits plans, which includes both insured and self-funded health plans sponsored by our clients, with which we have agreements to provide TPA services. Although health plans and their fiduciaries are subject to the fiduciary obligations of ERISA, we believe that we are not fiduciaries in the conduct of our business vis-a-vis these plans. However, there can be no assurance the United States Department of Labor, or the DOL, which is the agency that enforces ERISA, would not in the future assert that the fiduciary obligations imposed by ERISA apply to certain aspects of our operations or courts would not reach such a ruling in private ERISA litigation.

ERISA also imposes civil and criminal liability on service providers and certain other persons with relationships to health plans subject to ERISA if certain forms of illegal or prohibited remuneration are made or received by such service providers or other persons. These provisions of ERISA are similar, but not identical, to the healthcare anti-kickback laws described above, although ERISA lacks the statutory and regulatory “safe harbor” exceptions incorporated into the healthcare anti-kickback laws. Like the healthcare anti-kickback laws, the corresponding provisions of ERISA are broadly written and their application to particular cases can be uncertain.

Employee benefits plans subject to ERISA are subject to certain rules, published by the DOL, including certain reporting requirements for direct and indirect compensation received by plan service providers. Finally, although ERISA has broad preemptive effect with respect to certain state laws that “relate” to benefit plans, it does not preempt state laws imposing transparency requirements on PBMs.

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

Seasonality

Given that the majority of our clients contract with us for a January 1st benefits plan start date, the first quarter has historically been the strongest in terms of sequential quarterly growth. We have in the past and expect in the future to experience seasonal fluctuations in our revenue as more members choose to start their fertility journey while also seeking to minimize their out-of-pocket costs as the calendar year progresses.

Employees and Human Capital

              As of December 31, 2020, we had 210 full-time employees. Our employees are our most important asset and our culture is a key to our success. In response to the COVID-19 pandemic, we implemented significant changes designed to ensure the safety and well-being of our employees as well as the communities in which we operate. This includes a work-from-home policy for all of our employees for most of 2020. We have not furloughed or laid off any employees due to the pandemic. We recently re-opened our offices for a small group of employees, while implementing additional safety measures including testing, masks and social distancing protocols.

We are united around our mission and committed to our shared values of Passion, Collaboration, Innovation, Integrity and Growth. Our people strategy is focused on employee culture and engagement, competitive compensation and development, diversity, equity and inclusion, and community outreach and support.

●	Culture and Engagement. Our benefits are designed to help employees and their families stay healthy, meet their financial goals, protect their income and help them balance their work and personal lives. These include access to mental health services, life and financial planning workshops, wellness initiatives, employee assistance programs, and new parent and return to work benefits. We also measure employee engagement on an ongoing basis, including through broad employee satisfaction surveys and pulse surveys on specific issues, intended to assess our success in promoting an environment where employees are engaged, satisfied, productive and possess a strong understanding of our business goals. The results from engagement surveys are used to implement programs and processes designed to enhance employee engagement and improve the employee experience or modify existing programs and benefits offerings.

●	Competitive Compensation and Development. We invest in our workforce by offering competitive salaries, attractive incentives and innovative benefits. We focus on creating opportunities for employee growth, development and training, including opportunities to cultivate talent and identify candidates for new roles from within the company, management and leadership development programs, technical skill building initiatives and mentoring programs.

●	Diversity, Equity and Inclusion. We believe diversity, equity and inclusion results in business growth and encourages increased innovation, retention of talent and a more engaged workforce. We strive to create a workplace where all individuals feel valued, empowered and welcomed. Our key initiatives focus on recruiting outreach, internal resource groups, mentoring programs and career development ladders.

●	Community Outreach and Support. We believe it is important to give back and promote community outreach and support through corporate giving, charitable matching, and employee volunteerism in the communities in which we live and work. We allow flexible work hours to accommodate employee volunteer opportunities, provide corporate sponsored charitable events and have designed initiatives in the fertility and maternal health space to include corporate matching of employee charitable donations.

Available Information

We file electronically with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (including amendments to those reports), proxy statements, and other information. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. We make available on our website at investors.progyny.com, under “Financials—SEC Filings,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider all of the information in this Annual Report on Form 10-K, including the sections titled “Cautionary Note Regarding Forward-Looking Statements,” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The risks described below are not the only ones we face. Any of the following risks could materially and adversely affect our business, financial condition and results of operations, the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business and Industry

The COVID-19 pandemic has had and is expected to continue to have, and similar health epidemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our clients, members and providers operate.

Our business and operations have been adversely affected by the COVID-19 pandemic, which has impacted the markets and communities in which we and our clients, members and providers operate. Since December 2019, when COVID-19 was first reported, the virus has spread to countries worldwide, including the United States and more specifically, New York, New York, where our primary office is located.

The ongoing COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. Our revenue growth for the year ended December 31, 2020 was negatively impacted by COVID-19 and our revenue growth in future periods may continue to be adversely impacted by COVID-19. Our providers have and may in the future delay new fertility cycles because they operate in areas acutely affected by the COVID-19 pandemic, on account of executive orders to postpone non-emergent surgeries or other medical treatments, or in order to conserve medical resources for non-fertility related medical treatments. Many of our members live in communities that are acutely affected by the COVID-19 pandemic and have delayed and may not want to continue or begin new fertility cycles during the pandemic. The lack of research on the impact of COVID-19 vaccines on pregnancy may also affect member behavior and utilization. Furthermore, as certain of our potential clients experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the spread of COVID-19, they have and may continue to decrease their spending on health benefits and delay or cancel implementation of fertility benefits. Each of these factors could affect our utilization rates and the number of members enrolled in our clients’ benefit plans.

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

In light of the uncertainty and rapidly evolving situation relating to the spread of COVID-19 and in compliance with shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, we implemented a work-from-home policy for all of our employees. Although we have since re-opened our offices for a small group of employees, the majority of our employees continue to work remotely. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in the best interests of our business, our employees and the communities we serve. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential clients, longer time periods to complete implementation of new clients, longer time to respond to members, extended timelines for data collection and review and a corresponding reduction in growth, or other decreases in productivity that could seriously harm our business. In addition, working remotely could increase our cybersecurity risk and make us more susceptible to communication disruptions, which could adversely impact our business operations or delay necessary interactions with our clients, member, providers and other third parties. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our member utilization and rate of growth, either of which could seriously harm our business.

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

We have provided and may continue to provide guidance about our business and future operating results.  On February 24, 2021, we issued guidance for the first quarter of 2021 and full year 2021. In developing this guidance, our management must make certain assumptions and judgments about its future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic and the associated economic uncertainty on our business and the timing and scope of economic recovery globally and how long it will take both clinics and patients to return to normal practice volumes, which are inherently difficult to predict. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions or economic conditions, some of which may change. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, and which could adversely affect our business and future operating results. There are no comparable recent events that provide insights as to the probable effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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

As part of our growth strategy, we are focused on retaining and expanding our services within our existing client base. A client can expand the fertility benefits they offer to their employees a number of ways, including by adding egg freezing or increasing the number of Smart Cycle units under their benefits plan (i.e., from two to three Smart Cycles per household). In addition, our fertility benefits solution clients can purchase our add-on Progyny Rx solution. We went live with Progyny Rx in 2018 and 73% of our clients have now launched this solution, including approximately 84% of the clients we signed in 2020.

Factors that may affect our ability to retain our existing clients and sell additional solutions to them include, but are not limited to, the following:

●	the price, timeliness and outcomes of our solutions;
●	the availability, price, timeliness, outcome, performance and functionality of competing solutions;

●	our ability to maintain and appropriately expand our Center of Excellence network of high-quality fertility specialists;
●	our ability to offer complementary solutions and services that will enhance our comprehensive fertility offering;
●	changes in healthcare laws, regulations or the enforcement of such laws and regulations, or trends;
●	any material increase in unemployment rate;
●	the business environment of our clients and, in particular, reduction in our clients’ headcount; and
●	consolidation of our clients, resulting in a change to their benefits program or a shift to one of our competitors.

Any of the above factors, alone or together, could negatively affect our ability to retain existing clients and sell additional solutions to them, which would have an adverse effect on our business, revenue growth and results of operations.

Our largest clients account for a significant portion of our revenue and a significant number of our clients are in the technology industry. The loss of one or more of these clients, changes to pricing terms with these clients or changes within the technology industry could negatively impact our business, financial condition and results of operations.

We serve over 180 employers in the United States across more than 30 industries. For the year ended December 31, 2020, two clients accounted for 18% and 17%, or a combined 35%, of our total revenue.  No other clients accounted for more than 10% for the year ended December 31, 2020. In 2019, each of our largest three clients represented more than 10% of our total revenue, accounting for 16%, 15%, and 10%, respectively.  Engagement with these clients is generally covered through contracts that are multi-year in duration. One or both of these clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. Clients could also renegotiate pricing terms at the time of renewal, which could have a negative impact on our revenue. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.

If we are unable to attract new clients, our business, financial condition and results of operations would be adversely affected.

To increase our revenue, we must continue to attract new clients. Our ability to do so depends in large part on the success of our sales and marketing efforts, and the success of attracting industry leaders in diversified sectors, which could prompt others in the same sectors to follow suit to remain competitive. Potential clients may seek out other options; therefore, we must demonstrate that our solutions are valuable and superior to alternatives. If we fail to provide high-quality solutions and convince clients of the benefits of our model and value proposition, we may not be able to attract new clients. The market for our solutions could decline or grow more slowly than we expect due to general economic conditions, outbreaks of contagious diseases or worsening thereof, including the COVID-19 pandemic, a decrease in business investments, including spending on employee benefits, and other factors. If the markets for our solutions decline or grow more slowly than we expect, or if the number of clients that contract with us for our solutions declines or fails to increase as we expect, our financial results could be harmed. As the markets in which we participate mature, fertility solutions and services evolve and competitors begin to enter into the market and introduce differentiated solutions or services that are perceived to compete with our solutions, particularly if such competing solutions are adopted by an industry leader in a particular sector, our ability to sell our solutions could be impaired. As a result of these and other factors, we may be unable to attract new clients, which would have an adverse effect on our business, financial condition and results of operations.

A significant change in the utilization of our solutions could have an adverse effect on our business, financial condition and results of operations.

We do not control or impact the level of utilization of our solutions for each of our clients, in particular for newer clients. A significant reduction in the number of members using our solutions could adversely affect our business, financial condition and results of operations. Factors that have and could continue to contribute to a reduction in the use of our solutions include: reductions in workforce by existing clients; general economic downturn that results in business failures and high unemployment rates; outbreaks of contagious diseases or the worsening thereof, including the COVID-19 pandemic; employers no longer offering comprehensive health coverage or offering alternative solutions such as coverage on a voluntary, employee-funded basis; federal and state regulatory changes; changes to taxability of medical benefits; failure to adapt and respond effectively to the changing medical landscape, changing laws, regulations and government enforcement priorities, changing client needs, requirements or preferences; premium increases and benefits changes; negative publicity, through social media or otherwise and news coverage.

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

We experienced net losses from 2015 to 2019. Our net loss from continuing operations was $8.6 million and $5.1 million for the years ended December 31, 2019 and 2018, respectively. While we have experienced significant revenue growth since 2016, achieved profitability in 2020 and currently project future profitability, we cannot guarantee whether we will obtain sufficient levels of sales to sustain our growth or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to incrementally expand our sales and client account management teams to educate potential clients and drive new client adoption, as well as enhance the scope of Progyny benefits within our existing client base. We also expect to incur additional costs as we introduce new solutions and services to enhance our comprehensive fertility offering. We will also face increased compliance costs associated with growth, the expansion of our client base and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to sustain profitability, the value of our business and common stock may significantly decrease.

Changes or developments in the health insurance markets in the United States, including passage and implementation of a law to create a single-payer or government-run health insurance program, could materially and adversely harm our business and operating results.

Our business operates within the public and private sectors of the U.S. health insurance system, which are evolving quickly and subject to a changing regulatory environment, and our future financial performance will depend in part on growth in the market for private health insurance, as our solutions are integrated with health insurance plans offered by insurance carriers for our clients or our clients’ self-insured plans, as well as our ability to adapt to regulatory developments. Changes and developments in the health insurance system in the United States could reduce demand for our services and harm our business. For example, there has been an ongoing national debate relating to the health insurance system in the United States. Certain elected officials have introduced proposals that would create a new single-payer national health insurance program for all United States residents, replacing virtually all other sources of public and private insurance, to more incremental approaches, or creating a new public health insurance option that would compete with private insurers. Additionally, proposals to establish a single-payer or government-run health care system at the state level are regularly introduced, such as in New York and California. At the federal level, President Biden and Congress may consider other legislation and/or executive orders to change elements of the ACA. In December 2019, a federal appeals court held that the individual mandate portion of the ACA was unconstitutional and left open the question whether the remaining provisions of the ACA would be valid without the individual mandate. On November 10, 2020, the U.S. Supreme Court heard oral arguments in this matter, and is in the process of reviewing this case. A decision is expected in 2021. On January 28, 2021, President Biden issued an Executive Order that iterates the policy of the Administration to protect and strengthen the ACA, making high-quality healthcare accessible and affordable to all Americans.  The Executive Order directs federal agencies to examine agency actions to determine whether they are consistent with that the Administration’s commitment regarding the ACA, and begin rulemaking to suspend, revise, or rescind any inconsistent actions. Areas of focus include policies or practices that may reduce affordability of coverage, present unnecessary barriers to coverage, or undermine protections for people with preexisting conditions. We continue to evaluate the effect that the ACA and its possible modifications, repeal and replacement has on our business.

In the event that laws, regulations or rules that eliminate or reduce private sources of health insurance or require such benefits to be taxable are adopted, the subsequent impact on the insurance carriers and/or self-insured plans may in turn adversely impact our ability to accurately forecast future results and harm our business, financial condition and results of operations.

The health benefits industry may be subject to negative publicity, which could adversely affect our business, financial condition and results of operations.

The health benefits industry may be subject to negative publicity, which can arise from, among other things, increases in premium rates, industry consolidation, cost of care initiatives, drug prices and the ongoing debate over the ACA. In addition, negative publicity may result in increased regulation and legislative review of industry practices, which may further increase our costs of doing business and adversely affect our profitability. For example, PBM programs and drug rebates have recently been criticized as leading to a lack of transparency about the true cost of a drug, and certain members of Congress as well as HHS’s Office of Inspector General, or OIG, have proposed regulatory changes that could potentially affect our business and operations. Negative public perception or publicity of the health benefits industry in general, the insurance carriers with whom we integrate our solutions, our self-insured employer clients, or us could adversely affect our business, financial condition and results of operations.

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

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years. Despite the implementation of security measures, including steps designed to secure our technology infrastructure and sensitive data, we can provide no assurance that our current technology system or any updates or upgrades thereto, the current or future technology systems of our provider clinics, specialty pharmacies or other downstream vendors, are fully protected against malicious intrusion, malware, computer viruses, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures, information or data theft or other similar risks.

We have experienced and expect to continue to experience actual and attempted cyber-attacks of our IT networks, such as through email phishing scams, spoofing attempts and malicious attachments. Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that such incidents will not have such an impact in the future. In addition, to the extent that any disruption or security breach were to result in a loss or inappropriate disclosure of confidential information, we could incur liability. We have access to sensitive information relating to members, our employees and our business partners in the ordinary course of our business. Any failure or perceived failure by us, or our third-party contractors on our behalf, to comply with local and foreign laws regarding privacy and data security, as well as contractual commitments in this respect, may result in governmental enforcement claims, fines, or litigation, which could have an adverse effect on our reputation and business. If a significant data breach occurred, our reputation could be materially and adversely affected, confidence among our clients and members may be diminished, or we may be subject to legal claims, any of which may contribute to the loss of customers and have a material adverse effect on us. To the extent such disruptions or uncertainties result in the theft, destruction, loss or misappropriation or release of our confidential data or our intellectual property, our business and results of operations could be materially and adversely affected.  See “—Risks Related to Government Regulation—We operate in a highly regulated industry and must comply with a significant number of complex and evolving requirements—Data Protection and Breaches.”

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

Reductions in employee benefits spending or material defaults by members on their cost share due to unfavorable conditions in our industry or the United States economy could limit our ability to grow our business and negatively affect our results of operations.

Unfavorable economic conditions could result in the cancellation by certain clients, a reduction in their number of employees or material defaults by members on their cost share, particularly if they lose their employer coverage and do not replace it with a health benefit plan that provides fertility coverage. Unfavorable changes in our industry or in the United States economy could have a negative effect on our and our clients’ and potential clients’ results of operations. Negative conditions in the general economy in the United States, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases or the worsening thereof, including the COVID-19 pandemic, warfare and terrorist attacks on the United States, could cause a decrease in business investments, including spending on employee benefits, and negatively affect the growth of our business. Further, economic conditions including interest rate fluctuations, changes in capital market conditions and regulatory changes, such as the taxability of medical benefits like ours, may affect our ability to obtain necessary financing on acceptable terms. In addition, the increased pace of consolidation in the healthcare industry may result in competitors with greater market power. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

Our business experiences seasonality, which may cause fluctuations in our sales and results of operations.

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

If we fail to adapt and respond effectively to the changing medical landscape, changing laws, regulations and government enforcement priorities, changing client needs, requirements or preferences, our offerings may become less competitive.

The market in which we compete is subject to a changing medical landscape and changing laws, regulations and government enforcement priorities, as well as changing client needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. Our business strategy may not effectively respond to these changes, and we may fail to recognize and position ourselves to capitalize upon market opportunities. We may not have sufficient advance notice and resources to develop and effectively implement an alternative strategy. There may be scientific or clinical changes that require us to change our solutions or that make our solutions, including the Smart Cycles, less competitive in the marketplace. If there are sensitivities to our model or our existing competitors and new entrants create new disruptive business models and/or develop new solutions that clients and members prefer to our solutions, we may lose clients and members, and our results of operations, cash flows and/or prospects may be adversely affected. The future performance of our business will depend in large part on our ability to design and implement market appropriate strategic initiatives, some of which will occur over several years in a dynamic industry. If these initiatives do not achieve their objectives, our results of operations could be adversely affected.

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

Our success is dependent upon our continued ability to maintain a selective Center of Excellence, our proprietary, credentialed network of high-quality fertility specialists. Fertility specialists and our other network providers could refuse to contract, demand higher payments or take other actions that could result in higher medical costs, less attractive service for our members or difficulty meeting regulatory or accreditation requirements. Identifying high-quality fertility specialists and other healthcare providers, credentialing and negotiating contracts with them and evaluating, monitoring and maintaining our network, requires significant time and resources. Our network provider arrangements generally may be terminated or not renewed by either party without cause upon prior written notice.  We cannot provide any assurance that we will be able to continue to renew our existing contracts or enter into new contracts on a timely basis or under favorable terms enabling us to service our members profitably. If we are not successful in maintaining our relationships with top fertility specialists, these fertility specialists may refuse to renew their contracts with us, and potential competitors may be effective in onboarding these or other high-quality fertility specialists to create a similarly high-quality network.  Any of these events could have a material adverse effect on the provision of services to our members and our operations.

There may be additional shifts in the fertility specialty provider space as the fertility market matures, and high-quality fertility specialists may become more demanding in re-negotiating to remain in our network. Our ability to develop and maintain satisfactory relationships with high-quality fertility specialists and other healthcare providers also may be negatively impacted by other factors not associated with us, such as legal and regulatory changes, including changes in government enforcement priorities, impacting providers or consolidation activity among hospitals, physician groups and healthcare providers. In addition, in some markets and geographies, certain organizations of physicians or healthcare providers, such as practice management companies (which group together physician practices for administrative efficiency and marketing leverage), accountable care organizations, clinically integrated networks, independent practice associations, and other organizational structures that physicians and other healthcare providers choose may change the way in which these providers do business with us, and may change the competitive landscape.  Such organizations or groups of health care providers may compete directly with us, which could adversely affect our operations, and our results of operations, financial position, and cash flows by impacting our relationships with these providers or affecting the way that we price our products and estimate our costs, which might require us to incur costs to change our operations.  Health care providers in our network may consolidate or merge into other groups or healthcare systems, resulting in a reduction of providers in our network and in the competitive environment. In addition, if these providers refuse to contract with us, use their market position to negotiate contracts unfavorable to us or place us at a competitive disadvantage, our ability to market our solutions or to be profitable in those areas could be materially and adversely affected.

From time to time, our network providers may assert, or threaten to assert, claims seeking to terminate our contractual arrangements. If enough provider agreements were terminated, such termination could adversely impact the adequacy of our network to service our members, and may put us at risk of non-compliance with applicable federal and state laws. If we are unable to retain our current provider contract terms or enter into new provider contracts timely or on favorable terms, our profitability may be harmed. In addition, from time to time, we may in the future be subject to class action or other lawsuits by health care providers with respect to claims payment procedures, reimbursement policies, network participation, or similar matters. In addition, regardless of whether any such lawsuits brought against us are successful or have merit, they will be time-consuming and costly, and could have an adverse impact on our reputation. As a result, under such circumstances, we may be unable to operate our business effectively.

In addition, the perceived value of our solutions and our reputation may be negatively impacted if the services provided by one or more of our fertility specialists or another network healthcare provider are not satisfactory to our members, including as a result of provider error that could result in litigation. For example, if a provider within our network experiences an issue with their cryopreservation techniques or releases sensitive information of our members, we could incur additional expenses and it could give rise to litigation against us. Any such issue with one of our providers may expose us to public scrutiny, adversely affect our brand and reputation, expose us to litigation and/or regulatory action, and otherwise make our operations vulnerable. Further, if a fertility specialist provides services that result in less than favorable outcomes, this could cause us to fail to meet our contractually guaranteed specified service metrics, and we could be obligated to provide the client with a fee reduction. The failure to maintain our selective network of high-quality fertility specialists and other healthcare providers or the failure of those providers to meet and exceed our members’ expectations, may result in a loss of or inability to grow or maintain our client base, which could adversely affect our business, financial condition and results of operations.

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

In addition, our arrangements with these third parties may expose us to public scrutiny, adversely affect our brand and reputation, expose us to litigation and/or regulatory action, and otherwise make our operations vulnerable if we fail to adequately monitor their performance or if they fail to meet their contractual obligations to us or to comply with applicable laws or regulations.

If we fail to maintain an efficient pharmacy distribution network or if there is a disruption to our network of specialty pharmacies, our business, financial condition and results of operations could suffer.

The timely delivery of fertility prescriptions is essential for fertility treatments. If prescriptions are delivered late, the delay may result in postponement of a member’s treatment cycle and member dissatisfaction with our solutions. We believe that our ability to maintain and grow the adoption of Progyny Rx is highly dependent on our success in maintaining an efficient pharmacy distribution network and our record of on-time delivery. The specialty pharmacies in our network could refuse to contract, demand higher drug pricing or take other actions that could result in higher medical costs or less attractive services for our members.  We do not control the pricing strategies of our specialty pharmacy partners, each of whom may be motivated by independent considerations and drivers that are outside our control and has the ability to set or impact market price for different prescription medications.  We also cannot provide any assurance that we will be able to continue to renew our existing contracts, current negotiated pricing or discounts, or enter into new contracts on a timely basis or under favorable terms enabling us to service our members profitably. If we are not successful in maintaining our relationships with the specialty pharmacies in our network, are otherwise unable to maintain an efficient pharmacy distribution network, or if a significant disruption thereto should occur, the use of Progyny Rx may decline due to the inability to timely deliver prescription or offer competitive drug pricing to members, which could cause our business, financial condition and results of operations to suffer.

If we lose our relationship with one or more key pharmaceutical manufacturers, or if the rebates provided by pharmaceutical manufactures decline, our business and results of operations could be adversely affected.

We maintain contractual relationships with select pharmaceutical manufacturers, which provide us with access to limited distribution specialty pharmaceutical rebates for drugs we purchase. While we have contractual relationships with such pharmaceutical manufacturers, such manufacturers in turn often negotiate complex and multi-party pricing structures with other industry participants, and we have no control over the policies and strategies implemented in negotiating these pricing structures, and such structures may set or significantly impact market prices for prescription drugs we purchase and associated rebates for such drugs. Pharmaceutical manufacturers generally direct medication pricing by setting medication list prices and offering rebates and/or discounts for their medications. Various market considerations—such as the number of competitor medications, the availability of alternative treatment options, and negotiated rates among industry participants—impact the list prices for medications. Our ability to obtain specialty pharmaceutical rebates, our relative bargaining power, the value of any such rebates and our ability to generate revenue are directly affected by the pricing structures in place among the various industry participants, and changes in medication pricing and in the general pricing structures, whether due to regulatory requirements, competitive pressures or otherwise, could have an adverse effect on our business, financial condition and results of operations. Further, the consolidation of pharmaceutical manufacturers, the shortages of drugs provided by such manufacturers, the termination or material alteration of our contractual relationships, or our failure to renew such contracts on favorable terms could have a material adverse effect on our business and results of operations.

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

Risks Related to Government Regulation

We operate in a highly regulated industry and must comply with a significant number of complex and evolving legal and regulatory requirements.

We have attempted to structure our operations to comply with laws, regulations and other requirements applicable to us directly and to our clients and vendors, but there can be no assurance that our operations will not be challenged or impacted by regulatory authorities or enforcement initiatives. We have been, and in the future may become, involved in governmental investigations, audits, reviews and assessments. Any determination by a court or agency that our corporate structure, solutions or services violate, or cause our clients to violate, applicable laws, regulations or other requirements could subject us or our clients to significant administrative, civil or criminal penalties. Such a determination also could require us to change or terminate portions of our business, disqualify us from serving clients that do business with government entities, or cause us to refund some or all of our service fees or otherwise compensate our clients. In addition, failure to satisfy laws, regulations or other requirements could adversely affect demand for our solutions and could force us to expend significant capital, research and development and other resources to address the failure. Even an unsuccessful challenge by regulatory and other authorities or parties could be expensive and time-consuming, could result in loss of business, exposure to adverse publicity, and injury to our reputation and could adversely affect our ability to retain and attract clients. If we fail to comply with applicable laws, regulations and other requirements, our business, financial condition and results of operations could be adversely affected. Such non-compliance could also require significant investment to address and may prove costly. There are several additional federal and state statutes, regulations, guidance and contractual provisions related to or impacting the healthcare industry that may apply to our business activities directly or indirectly, including, but not limited to:

●	Licensing and Licensed Personnel. Many states have licensure or registration requirements for entities acting as a third-party administrator, or TPA, and/or PBMs. The scope of these laws differs from state to state, and the application of such laws to the activities of TPAs and/or PBMs is often unclear. Given the nature and scope of the solutions and services that we provide, we are required to maintain TPA and PBM licenses and registrations in certain jurisdictions and to ensure that such licenses and registrations are in good standing on an annual basis. We are licensed, have licensure applications pending before appropriate regulatory bodies, are exempt from licensure or registration, or believe that we are otherwise authorized under such laws in those states in which we provide our TPA and PBM services. These licenses require us to comply with the rules and regulations of the governmental bodies that issued such licenses, including maintaining certain solvency or bonds requirements. Our failure to comply with such rules and regulations could result in significant administrative penalties, the suspension of a license, or the loss of a license, all of which could negatively impact our business. Additionally, from time to time, legislation is considered that would purport to declare a PBM a fiduciary with respect to its clients. While the validity of such laws is questionable and we do not believe any such laws are currently in effect, we cannot predict what effect, if any, such statutes, if enacted, may have on our business and financial results

Separately, states impose licensing requirements on insurers, risk-bearing entities, and insurance agents, as well as those entities that provide utilization review services. We do not believe that the nature of our services requires us to be licensed under applicable state law. We are unable to predict, however, how our services may be viewed by regulators over time, how these laws and regulations will be interpreted and enforced, or the full extent of their application. If a regulatory authority in any state determines that the nature of our business requires that we be licensed under applicable state laws, we may need to restructure our business to comply with any related requirements, such as maintaining adequate reserves, creating new compliance processes, hiring additional personnel to manage regulatory compliance, and paying additional regulatory fees or penalties, which could adversely affect our results of operation. Additionally, we may need to cease operations until we are able to obtain appropriate licensure, which may adversely affect our revenue for a period of time that we cannot estimate.

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

If we, or any of our downstream Business Associates, are unable to properly protect the privacy and security of protected health information entrusted to us, we could be found to have breached our contracts with our clients and be subject to investigation by HHS, Office for Civil Rights, or OCR. In the event OCR finds that we have failed to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. In addition, OCR performs compliance audits of Covered Entities and Business Associates in order to proactively enforce the HIPAA privacy and security standards. OCR has become an increasingly active regulator and has signaled its intention to continue this trend. OCR has the discretion to impose penalties and may require companies to enter into resolution agreements and corrective action plans which impose ongoing compliance requirements. OCR enforcement activity, or a third-party audit related to a HIPAA incident regarding us or a third-party vendor, can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to enforcement by OCR, state attorneys general are authorized to bring civil actions under either HIPAA or relevant state laws seeking either injunctions or damages in response to violations that threaten the privacy of state residents. Although we have implemented and maintain policies, processes and compliance program infrastructure to assist us in complying with these laws and regulations and our contractual obligations, we cannot provide assurance regarding how these laws and regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state levels also might require us to make costly system purchases and/or modifications or otherwise divert significant resources to HIPAA compliance initiatives from time to time.

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

●	Fraud and Abuse Laws. Many of our clients, insurance carriers, and network healthcare providers are impacted directly and indirectly by certain fraud and abuse laws, including the federal Anti-Kickback Statute, the Physician Self-Referral Law, commonly referred to as the Stark Law, and the False Claims Act, as well as their state equivalents. Because the solutions and services we provide are not reimbursed by government healthcare payors, such fraud and abuse laws generally do not directly apply to our business, however, some laws may be applicable to us. For example, certain states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply to items and services reimbursed by any third-party payor, including private insurers, self-insured employers and on a cash basis by patients.

The laws, regulations and other requirements in this area are both broad and complex and judicial and regulatory interpretation can also be inconsistent. We review our practices with regulatory experts in an effort to comply with all applicable laws, regulatory and other requirements. However, we are unable to predict how these laws, regulations and other requirements will be interpreted or the full extent of their application, particularly to services that are not directly reimbursed by federal and state healthcare programs. Any determination by a federal or state regulatory authority that any of our activities or those of our clients or vendors violate any of these laws or regulations could subject us to significant administrative, civil or criminal penalties, damages, disgorgement, monetary fines or imprisonment, require us to enter into corporate integrity agreements or similar agreements with ongoing compliance obligations, disqualify us from providing services to clients that are, or do business with, government healthcare programs and/or have an adverse impact on our business, financial condition and results of operations. Even an unsuccessful challenge by a regulatory authority of our activities could result in adverse publicity and could require a costly response from us.

●	State Corporate Practice and Fee-Splitting Prohibitions. There is a risk that regulatory authorities in some jurisdictions may find that our contractual relationships with our fertility specialists violate laws prohibiting the corporate practice of medicine and/or fee-splitting. These laws generally prohibit non-physician entities from practicing medicine, exercising control over physicians or engaging in certain practices such as fee-splitting with physicians. Although we believe all of our arrangements with our network providers are in compliance with such laws, there can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, results of operations, and financial condition. Regulatory authorities, state medical boards of medicine, state attorneys general and other parties, including our network physicians, may assert that we are engaged in the prohibited corporate practice of medicine, and/or that our arrangement with our network providers constitutes unlawful fee-splitting. If a state’s prohibition on corporate practice of medicine or fee-splitting law is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our contractual relationship with our network providers to bring our activities into compliance with such laws, disciplinary action, penalties, damages, fines, and/or a loss of revenue, any of which could have a material and adverse effect on our business, results of operations, and financial condition. State corporate practice of medicine doctrines and fee-splitting prohibitions also often impose penalties on physicians themselves for aiding the corporate practice of medicine or unlawful fee-splitting, which could discourage physicians from participating in our network of providers.

●	ERISA Regulation. The Employee Retirement Income Security Act of 1974, or ERISA, regulates certain aspects of employee health plans, including both insured and self-funded health plans sponsored by our clients, with which we have agreements to provide TPA services. As part of our agreements with a number of these clients, we offer PBM services through Progyny Rx. Because we believe the conduct of our business vis-à-vis these plans is not of a fiduciary nature, it is not generally subject to the fiduciary obligations of ERISA. However, there can be no assurance the United States Department of Labor, or the DOL, which is the agency that enforces ERISA, would not in the future assert that the fiduciary obligations imposed by ERISA apply to certain aspects of our operations or courts would not reach such a ruling in private ERISA litigation. ERISA also imposes civil and criminal liability on service providers to health plans subject to ERISA and certain other persons with relationships to such plans if certain forms of illegal or prohibited remuneration are made or received by such service providers or other persons. These provisions of ERISA are similar, but not identical, to the healthcare anti-kickback laws described above, although ERISA lacks the statutory and regulatory “safe harbor” exceptions incorporated into the healthcare anti-kickback laws. Like the healthcare anti-kickback laws, the corresponding provisions of ERISA are broadly written and their application to particular cases can be uncertain. ERISA plans are subject to certain rules, published by the DOL, including certain reporting requirements for direct and indirect compensation received by plan service providers Separately, although ERISA generally preempts state laws that relate to ERISA plans, the recent Supreme Court ruling in Rutledge v. Pharm. Care Mgmt. Ass’n established that ERISA does not preempt all state laws imposing transparency or other requirements on PBMs.

●	Prompt Pay Laws. Certain states have laws regulating the amount of time that may elapse from when a third-party payor receives a claim for services rendered to when those services are paid. These “prompt pay” laws may impact us as well as our self-insured clients and insurance carriers. Under these “prompt pay” laws, we may be obligated to pay healthcare providers within established time periods, and such time periods may be shorter than existing contracted terms and/or via electronic transfer. In many states, we are deemed to be exempt from the prompt pay laws, however, we seek to comply with them in each state in which we do business to the extent applicable, and our efforts include the use of controls such as policies and processing systems that ensure we pay claims as quickly as possible and contract language related to timeframes permitted by applicable law. If we do not make payments to healthcare providers in a timely fashion consistent with prompt pay laws, we may be required to pay interest in addition to any amounts owed to such providers. In addition, our reputation may be harmed and our contractual obligations to certain clients may be breached, causing us to lose revenue or otherwise pay penalties under such contracts.

●	Network Adequacy and Access Requirements. Network adequacy and access laws require health plans to maintain a network of healthcare providers sufficient to deliver the benefits they contract to provide to their enrollees. In light of the increase in “narrow networks”, there has been a legislative push to ensure that commercial payors contract with a sufficient number of healthcare providers to create an “adequate network.” Additionally, a majority of states now have some form of legislation affecting our payor clients’ ability to limit access to a provider network or remove a provider from the network. Such legislation may require our clients to admit any healthcare provider including any pharmacy provider willing to meet the plan’s price and other terms for network participation (“any willing provider” legislation) or may provide that a provider may not be removed from a network except in compliance with certain procedures (“due process” legislation). Further, to ensure network adequacy and quality, a network may seek to accredit its healthcare providers through any number of accrediting bodies, such as the National Committee for Quality Assurance, or NCQA, and the Utilization Review Accreditation Commission. We follow NCQA standards to credential the health providers with whom we contract to provide services within our network, and engage Council for Affordable Quality Healthcare to conduct provider credentialing where required. Should any of the states we operate in determine that our network of providers does not meet adequacy or access requirements, we may be subject to administrative penalties and other administrative actions, as well as private litigation. In addition, if we are unable to contract with a sufficient number of providers, we may become subject to administrative penalties or enforcement actions from state regulatory agencies, litigation from consumers, and may be in breach of certain contractual covenants with our partners.

●	Consumer Protection Laws. Federal and state consumer protection laws are being applied increasingly by the Federal Trade Commission, or FTC, Federal Communications Commission, or FCC, and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or health information, through websites or otherwise, and to regulate the presentation of website content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements to users of our services that describe how we handle personal information and choices consumers may have about the way we handle personal information. If such information that we publish is considered untrue, we may be subject to claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences, including, costs of defending against litigation, settling claims and loss of willingness of current and future clients to work with us.

●	Restrictions on Communication. Communications with our members increasingly may be subject to and restricted by laws and regulations governing communications via telephone, fax, text, and email. We also use email and social media platforms as marketing tools. For example, we maintain social media accounts. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

The healthcare regulatory and political framework is uncertain and evolving. Recent and future developments in the healthcare industry could have an adverse impact on our business, financial condition and results of operations.

All of our revenue is derived from the healthcare industry, which is highly regulated and subject to changing political, legislative, regulatory and other influences. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. For example, the ACA may affect the coverage and plan designs that are or will be provided by certain insurance carriers and certain of our clients with self-insured plans, taxability of benefits under such plans, as well as the overall reimbursement and drug pricing environment for healthcare providers. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. For example, the United States Supreme Court heard oral arguments in California v. Texas, which consolidated two cases regarding the constitutionality of the ACA on November 10, 2020. A decision is expected in 2021. The Supreme Court’s decision could end the case, or it could result in the case being sent back to the lower courts for continued litigation. Other health reform efforts have been proposed by members of Congress, such as measures that would expand the role of government-sponsored coverage, including further reform to the ACA, which could have far-reaching implications for the healthcare industry if enacted. On January 28, 2021, President Joe Biden issued an Executive Order directing federal agencies to examine all existing regulations, orders, guidance documents, policies and similar agency actions to determine if any such actions are inconsistent with the policy set forth in the Executive Order to protect and strengthen the ACA and make high-quality healthcare accessible and affordable for every American. As another example of recent healthcare legislative changes, the Consolidated Appropriations Act, or CAA, enacted on December 27, 2020, contain provisions impacting group health plans, including protections for plan participants from surprise medical bills and ensuring health plan price transparency.  The CAA prohibits plans from entering into services agreements that directly or indirectly restrict the plans from disclosing provider-specific costs and quality of care information.  It also requires disclosure by health insurance brokers and consultants to plan sponsors regarding reasonably expected direct and indirect compensation for referral of services to group health plans.  Additionally, the CAA requires plans to submit reports to the Department of Labor, HHS and IRS with certain information on pharmacy benefits and drug costs for participants and beneficiaries and the application of in-network rates to out of network services, effective December 27, 2021.  The CAA will also require certain service providers for health plans to comply with certain ERISA fee disclosure rules. In addition, effective January 1, 2022, the No Surprises Act (enacted as part of the CAA) provides protection against surprise medical bills by prohibiting plans and providers from balance billing patients for emergency care performed by out-of-network providers as well as non-emergency and ancillary services performed by out-of-network providers at in-network facilities, subject to certain notice and consent exceptions for non-emergency and ancillary services.  The new law also grants additional patient protections, including requiring providers to send a good faith estimate of the expected charges for furnishing items or services to an insured patient’s health plan (or directly to an uninsured patient) before such items or services are delivered (including items or services reasonably expected to be provided in conjunction with scheduled items or services or that are reasonably expected to be delivered by another provider). The No Surprises Act also provides a dispute resolution process in the event the actual charges for such items and services are substantially higher than the plan’s estimate, and will prohibit providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to certain exceptions.  Several states have also enacted comprehensive surprise billing laws and the CAA defers to existing state requirements with respect to state-established payment amounts.

We are unable to predict how these changes to the ACA and other healthcare reform initiatives from new legislation, regulation, judicial action and/or executive action, including the CAA and No Surprises Act and state laws, will ultimately impact the healthcare industry and what the potential impact may be on our business or on our business and on our relationships with future clients, insurance carriers, and healthcare providers.

We are subject to potential changes in laws, regulations, government enforcement priorities, public policy, industry standards and other requirements, including with respect to Progyny Rx’s PBM practices, which create risks and challenges with respect to our compliance efforts and our business strategies, and may adversely affect our business.

The healthcare industry is highly regulated and subject to frequently changing laws, regulations, government enforcement priorities, public policies, industry standards and other requirements. Many healthcare laws and regulations are complex, and their application to specific solutions, services and relationships may not be clear. Because our clients are subject to various requirements, we may be impacted as a result of our contractual obligations even when we are not directly subject to such requirements. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the solutions and services that we provide, and these laws and regulations may be applied to our solutions and services in ways that we do not anticipate. The ACA, efforts to revise, expand or materially change the ACA, and other federal and state efforts to reform or revise aspects of the healthcare industry or to revise or create additional legal or and regulatory requirements could impact our operations, the use of our solutions and services, and our ability to market new solutions and services, or could create unexpected liabilities for us. We also may be impacted by laws, industry standards and other requirements that are not specific to the healthcare industry, such as consumer protection laws and payment card industry standards. These requirements may impact our operations and, if not followed, could result in fines, penalties and other liabilities and adverse publicity and injury to our reputation.

In recent years, there have been a number of reform efforts, including from federal and state legislatures as well as the HHS OIG, around PBM program pricing and transparency that could affect our business.  Current PBM laws and regulations govern, and proposed legislation and regulations may govern and/or further restrict critical PBM practices, including, among other things, disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers, rules governing contractual provisions between PBMs and their contracted payers and/or pharmacies, and registration or licensing of PBMs. For example, in 2019, the U.S. Senate and House of Representatives proposed a number of bills that would, among other things, require PBMs to submit information on their costs, fees and rebates, requiring 100% of the rebates to be passed on to consumers, and/or impose rebates on manufacturers that chose to increase their drug prices more rapidly than inflation. Further, the U.S. Supreme Court’s recent decision in Rutledge v. Pharm. Care Mgmt. Ass’n on December 10, 2020, which held that an Arkansas state law requiring PBMs to reimburse pharmacies at a price equal to or greater than the price pharmacies pay in purchasing medications from a wholesaler, was not preempted by the federal ERISA statute. The Supreme Court’s ruling solidifies the legality of state-level legislation regulating PBMs, which may encourage a new wave of legislation aimed at controlling prescription drug costs and providing pricing transparency. In the wake of the Rutledge ruling, for example, New York has already reintroduced previously vetoed PBM legislation and Governor Andrew Cuomo has issued an Executive Budget for 2022 that highlights the need for PBM accountability. At least 10 states have proposed new PBM legislation in 2021 alone, including New York, Texas, and Florida. A number of these proposed laws would require PBMs to submit annual transparency reports or otherwise disclose contractual arrangements with health benefit plans or health insurance issuers, or allow regulators to conduct audits of PBM operations. Additionally, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the National Association of Insurance Commissioners, have issued model regulations or may propose future model regulations concerning PBM operations. PBM credentialing organizations may also establish voluntary standards regarding PBM activities. While the model regulations and standards of these quasi-regulatory or credentialing organizations are not legal requirements, federal and state lawmakers may be influenced to adopt similar legislation and such model regulations and standards may also impact client expectations or requirements for PBM services. PBM operations may also be subject to federal and state fraud and abuse laws. We do not believe our operations are directly subject to such laws (including the recent finalization of regulations under the federal anti-kickback statute directly applicable to PBMs) as the PBM solutions and services we provide are not reimbursed by government healthcare payors.  Some states’ anti-kickback and false claims laws may be broader in scope than analogous federal laws and may apply to items and services reimbursed by any third-party payor, including private insurers, self-insured employers and on a cash basis by patients, and may be applicable to us.

Accordingly, it is reasonably possible that our business operations and operating results could be materially adversely affected by legislative, regulatory and public policy changes at the federal or state level, increased government involvement in drug reimbursement and pricing, and/or increased regulation of PBMs. Adoption of new laws, rules or regulations or changes in government enforcement priorities of or new interpretations of, existing laws, rules or regulations relating to PBMs could materially adversely affect our business and results of operations with respect to Progyny Rx. Additionally, such legal and regulatory changes may adversely affect our ability to conduct business on commercially reasonable terms in states where PBM legislation is in effect and the Company’s ability to standardize its Progyny Rx PBM products and services across state lines. Further, failure by the Company to comply with these laws or regulations could result in material fines and/or sanctions and could have a material adverse effect on the Company’s operating results and/or cash flows.

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

We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients or vendors in connection with commercial disputes or employment claims made by our current or former employees. We are unable to predict the outcome of any legal proceedings. Such proceedings might result in substantial costs, regardless of the outcome, and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations. As discussed in Part I, Item 3 of this Annual Report on the Form 10-K, we were subject to a vendor arbitration that was recently settled in December 2020. As part of our settlement and to avoid further costs, we agreed to pay the vendor a total of $5.75 million. Insurance might not cover litigation claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial condition and results of operations.

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

Changes in our effective tax rate or tax liabilities may have an adverse effect on our results of operations.

Our effective tax rate could be impacted due to several factors, including, but not limited to:

●	changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
●	changes in tax laws, tax treaties, and regulations or the interpretation of them;
●	changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
●	the outcome of future tax audits, examinations, or administrative appeals;
●	limitations or adverse findings regarding our ability to do business in some jurisdictions; and
●	discrete impact tax items, including such items resulting from the amount and timing of equity exercises and our share price.

Any of these developments could have an adverse effect on our results of operations.

Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local taxes which could adversely affect our results of operations.

We currently file state tax returns in certain states. There is a risk that certain state tax authorities, where we do not currently file a state tax return, could assert that we are liable for state and local taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority in which we do not currently file a state tax return successfully asserts that our activities give rise to a taxable nexus. Such tax assessments, penalties and interest may adversely affect our results of operations.

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

Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. As of January 1, 2020, we adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective transition method and recorded a right-of-use asset and lease liabilities of $9.5 million and $9.9 million, respectively. In addition, as of January 1, 2020, we also adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) using the modified retrospective transition method, which resulted in a cumulative-effect adjustment to accumulated deficit of $1.2 million and impacted our methodology for calculating and estimating our allowance for doubtful accounts. See Note 2 – Summary of Significant Accounting Policies, in the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on recently adopted accounting standards. A change in accounting principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change. The adoption of new or revised accounting principles may require us to make changes to our systems, processes and control, which could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations, retroactively affect previously reported results or require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. We believe that the assumptions and estimates associated with our revenue recognition including accrued receivables and allowance for service changes and cancellations, accrued claims payable, stock-based compensation, and accounting for income taxes have the greatest potential impact on our financial statements and therefore, we consider these to be our critical accounting policies and estimates. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of our common stock may decline.

As tenured investors look to monetize their positions, we have seen large blocks of shares enter the public market over a short period of time. The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of this and a variety of factors, some of which are beyond our control, including, but not limited to:

●	high volume of direct sales into the market by large investors;
●	actual or anticipated fluctuations in our financial condition or results of operations;
●	variance in our financial performance from expectations of securities analysts;
●	changes in the pricing of our solutions and services;
●	changes in our projected operating and financial results;
●	changes in laws or regulations applicable to our products and solutions;
●	announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
●	significant data breaches of our company, providers, vendors or pharmacies;
●	our involvement in litigation;
●	future sales of our common stock by us or our stockholders;
●	changes in senior management or key personnel;
●	the trading volume of our common stock;
●	changes in the anticipated future size and growth rate of our market; and
●	general economic, industry, and market conditions.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. To achieve compliance with Section 404, we perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for each year, as required by Section 404 of SOX. Our existing management team has and will continue to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional accounting and financial staff with appropriate public company experience to assist us in ongoing compliance with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly.

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

In addition, as of December 31, 2020, there were an aggregate of 13,384,301 and 489,067 shares of our common stock subject to outstanding options and unvested restricted stock units, respectively. We have registered all of the shares of common stock issuable upon exercise of outstanding options or other equity awards we may grant in the future, for public resale under the Securities Act. Accordingly, these shares will be eligible for sale in the public market to the extent such options are exercised and restricted stock units are vested, in compliance with applicable securities laws.

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

The market price and trading volume of our common stock will be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock. We have experienced and may in the future experience analyst coverage reduction due to analysts leaving firms, changing firms or going on temporary leaves of absences. Such reduction in analyst coverage, even if temporary, could lead to volatility in our stock price.

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

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur prior to our initial public offering. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market, or Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Effective January 1, 2021, we became a “large accelerated filer” under SEC reporting rules and are required to file our annual report and quarterly reports more quickly than we previously had been required to file them, which may require us to dedicate additional resources to the timely filing of such reports. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

●	authorize our Board of Directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our Board of Directors that may be senior to our common stock;
●	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
●	specify that special meetings of our stockholders can be called only by our Board of Directors, the chairperson of our Board of Directors, or our chief executive officer;
●	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board of Directors;
●	establish that our Board of Directors is divided into three classes, with each class serving three-year staggered terms;
●	prohibit cumulative voting in the election of directors;
●	provide that our directors may be removed for cause only upon the vote of at least 66 and 2/3% of our outstanding shares of voting stock;
●	provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum; and
●	require the approval of our Board of Directors or the holders of at least 66 and 2/3% of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 1359 Broadway, New York, New York 10018, under a sublease that commenced in September 2019 and expires in May 2029. We use this space for administration, sales and marketing and client support.

ITEM 3. LEGAL PROCEEDINGS

See Part II, Item 8 “Financial Statements and Supplementary Data — Note 15 — Commitments and Contingencies — Arbitration/Litigation.”

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position

Executive Officers:
David Schlanger	61	Chief Executive Officer and Director
Peter Anevski	53	President and Chief Operating Officer
Jennifer Bealer	40	Executive Vice President, Secretary and General Counsel
Lisa Greenbaum	49	Executive Vice President and Chief Client Officer
Mark Livingston	55	Chief Financial Officer

Non- Employee Directors:
Beth Seidenberg, M.D.	63	Chair of the Board of Directors
Malissia Clinton	52	Director
Fred E. Cohen, D.Phil.	64	Director
Kevin Gordon	58	Director
Roger Holstein	68	Director
Jeff Park	49	Director
Norman Payson, M.D.	72	Director
Cheryl Scott	71	Director

Executive Officers

David Schlanger has served as our Chief Executive Officer since January 2017 and on our board of directors since March 2017. From August 2013 until September 2016, he served as the Chief Executive Officer of WebMD Health Corp., or WebMD. Prior to that, he served as the Interim Chief Executive Officer and in various other senior executive positions at WebMD and predecessor companies for more than 15 years, including as Senior Vice President, Strategic and Corporate Development and Senior Vice President, Corporate Development. Mr. Schlanger received his B.S. from Georgetown University and his J.D. from the University of Michigan Law School. We believe that Mr. Schlanger is qualified to serve on our board of directors because of his extensive experience at healthcare companies and in executive management.

Peter Anevski has served as our Chief Operating Officer since January 2017 and our President since June 2019. Until September 2020, Mr. Anevski also served as our Chief Financial Officer. Mr. Anevski has extensive experience managing financial functions for public companies. From May 2013 until September 2016, he served as the Executive Vice President and Chief Financial Officer of WebMD. Prior to that, Mr. Anevski served in senior finance and operations roles at WebMD and predecessor companies for 14 years, including as Senior Vice President, Finance. Mr. Anevski received his B.A. in Accounting from Montclair State University.

Jennifer Bealer has served as our General Counsel since October 2017. Prior to that, she was an Associate at Ropes & Gray’s nationally-ranked healthcare practice from November 2010 to October 2017, where she gained extensive expertise in providing healthcare clients with strategic, regulatory, compliance and transaction advice. Ms. Bealer holds Bachelor of Science degrees in Biology and Psychology from the Pennsylvania State University and received her J.D. from the University of Pennsylvania Law School, A.L.M from Harvard University, and Master of Bioethics from University of Pennsylvania School of Medicine.

Lisa Greenbaum has served as our Executive Vice President and Chief Client Officer since June 2019. Prior to that, Ms. Greenbaum spent 15 years at WebMD in various roles, including Group General Manager of Professional Services, Senior Vice President, Group Vice President, Vice President of Sales and Executive Director. She also has experience working for digital health and pharmaceutical companies, including HealthStream, Merck and Procter & Gamble. Ms. Greenbaum received her B.A. from Duke University.

Mark Livingston has served as our Chief Financial Officer since September 2020. Previously, Mr. Livingston had served as our Executive Vice President of Finance since May 2019. Prior to joining that, he served as Chief Financial Officer of the international business at Scripps Network Interactive, a media company, where he worked from August 2010 to April 2018, and as Chief Financial Officer of Emerson, Reid & Company, an employee benefits wholesaler, from June 2007 to August 2010. Previously, Mr. Livingston has held senior financial leadership roles at WebMD Corporation and Hess Corporation. Mr. Livingston received his B.S. from Tulane University, and is a licensed Certified Public Accountant

Non-Employee Directors

Beth Seidenberg, M.D. has served as a member of our board of directors since May 2010 and as Chair of our board of directors since June 2015. Dr. Seidenberg has been a partner at Kleiner Perkins, a venture capital firm, since May 2005, where she primarily focuses on life sciences investing. She has also served as the Managing Director of Westlake Village BioPartners, another venture capital firm, since August 2018. Prior to joining Kleiner Perkins, Dr. Seidenberg was the Senior Vice President, Head of Global Development and Chief Medical Officer at Amgen, Inc., a biotechnology company. In addition, Dr. Seidenberg was a senior executive in research and development at Bristol Myers Squibb Company, a biopharmaceutical company, and Merck. Dr. Seidenberg has served on the board of directors of Atara Biotherapeutics since August 2012. Dr. Seidenberg previously served on the boards of directors of Epizyme, Inc., from February 2008 to September 2019, Tesaro, Inc., from June 2011 to February 2019, and ARMO BioSciences, Inc. from December 2012 until June 2018. Dr. Seidenberg received a B.S. from Barnard College and an M.D. from the University of Miami School of Medicine and completed her post-graduate training at the Johns Hopkins University, George Washington University and the National Institutes of Health. We believe that Dr. Seidenberg is qualified to serve on our board of directors because of her extensive experience in the life sciences industry as a senior executive and venture capitalist, as well as her training as a physician.

Malissia Clinton has served as a member of our board of directors since November 2020. Ms. Clinton has served as Senior Vice President, General Counsel and Secretary at The Aerospace Corporation since 2009. She previously worked at Northrop Grumman from 2002 to 2009, including her role as Senior Counsel for Special Projects beginning in 2007. Ms. Clinton joined TRW Space Technology, a division of TRW, Inc., in 1998 as Counsel in its Telecommunication Programs and Avionic Systems division. She began her career as an Associate at Tuttle & Taylor. Additionally, Ms. Clinton has served on the board of directors of 3D Systems Corporation since 2019 and on the board of directors of City of Hope Medical Center since 2016. Ms. Clinton holds a Bachelor of Science degree in Political Science and Government from Arizona State University and received her Juris Doctor from the Stanford Law School. We believe that Ms. Clinton is qualified to serve on our board of directors because of her strong legal background and extensive experience in corporate governance.

Fred E. Cohen, M.D. D.Phil. has served on our board of directors since March 2015. Dr. Cohen is currently a Senior Advisor to TPG Capital, where he previously served for over 15 years as a Partner, and founder of TPG Biotechnology, a life science focused venture capital fund. Beginning in November 2017, Dr. Cohen has served as a co-founder and senior managing director of Vida Ventures, LLC, a biotechnology venture capital fund. In addition, for three decades throughout his career, Dr. Cohen has been affiliated with University of California, San Francisco where he held various clinical responsibilities, including as a research scientist, an internist for hospitalized patients, a consulting endocrinologist, and the Chief of the Division of Endocrinology and Metabolism. Dr. Cohen currently serves on the boards of directors of the following public companies: Urogen Pharma Ltd. (since May 2017), CareDx, Inc. (since January 2003), Intellia Therapeutics, Inc. (since January 2019) and Veracyte, Inc. (since 2007). Dr. Cohen also serves on the board of directors of several privately-held companies and previously served on the board of directors of BioCryst Pharmaceuticals, Inc. from July 2013 until January 2019, Quintiles Transnational Holdings, Inc. from May 2007 to November 2015, Roka Bioscience, Inc. from September 2009 to October 2017, Five Prime Therapeutics, Inc. from May 2002 until May 2018, Tandem Diabetes Care, Inc. from June 2013 until June 2019 and Genomic Health Inc. from April 2002 until November 2019. Dr. Cohen received his B.S. degree in Molecular Biophysics and Biochemistry from Yale University, his D.Phil. in Molecular Biophysics from Oxford on a Rhodes Scholarship, and his M.D. from Stanford. He is a member of the National Academy of Medicine and the American Academy of Arts and Sciences. We believe that Dr. Cohen is qualified to serve on our board of directors because of his financial and medical knowledge and experience.

Kevin Gordon has served as a member of our board of directors since October 2019. Mr. Gordon has also served on the board of directors of Veracyte, Inc., a genomic diagnostics company, since December 2016, and Q Holdco Limited, a private company that provides world class engineered and elastomeric solutions, since September 2019. From January 2018 until March 2019, he was the President and Chief Financial Officer of Liquidia Technologies Inc., a clinical biopharmaceutical company. Mr. Gordon served as Executive Vice President and Chief Operating Officer of Quintiles Transnational Holdings Inc., or Quintiles, a research, clinical trial and pharmaceutical consulting company, from October 2015 until its merger with IMS Health Holdings, Inc. (forming IQVIA Holdings, Inc.) in October 2016. Prior to that, he was the Executive Vice President and Chief Financial Officer of Quintiles from July 2010 until December 2015. Mr. Gordon served as Executive Vice President and Chief Financial Officer of Teleflex Incorporated, a medical device company, from March 2007 until January 2010. Mr. Gordon held various senior corporate development positions at Teleflex Incorporated from 1997 to 2007. From 1992 to 1997, he held various senior positions, including Chief Financial Officer at Package Machinery Company. From 1984 to 1992, he held senior manager and other various finance positions at KPMG LLP. Mr. Gordon holds a Bachelor of Science degree in Accounting from the University of Connecticut. We believe that Mr. Gordon is qualified to serve on our board of directors because of his extensive accounting experience and leadership experience in healthcare companies.

Roger Holstein has served as a member of our board of directors since November 2020. He has been a Managing Director at Vestar Capital Partners since 2006. He currently serves on the boards of Quest Analytics, Healthgrades and Veritas Collaborative. From 1997 to 2005, Mr. Holstein served as Chief Executive Officer, President or Director of WebMD and helped establish it as the leading source of healthcare information for consumers and professionals. From 1991 to 1996, Mr. Holstein was a member of the Office of the President at Medco, where he helped create the business of prescription benefit management. Prior to that, Mr. Holstein held executive positions at MCI, Warner Amex Cable and Grey Advertising. He began his career in marketing with the Spirits of St. Louis basketball team in the American Basketball Association. Mr. Holstein holds a Bachelor of Arts degree, with distinction, from Swarthmore College. We believe Mr. Holstein is qualified to serve on our board of directors because of his extensive leadership and healthcare experience.

Jeff Park has served as a member of our board of directors since October 2019. Mr. Park has served since April 2019 as the Chairman and Chief Executive Officer of WellDyneRx, an independent pharmacy benefits manager. From January 2018 until May 2018, he was the Interim Chief Executive Officer of Diplomat Pharmacy, Inc., or Diplomat, a provider of specialty pharmacy services. Additionally, from June 2017 to February 2019, he served on the board of directors of Diplomat. Prior to that, from July 2015 until July 2016, he was the Chief Operating Officer of OptumRX, the entity resulting from the merger of Catamaran Corporation, or Catamaran, and OptumRX, UnitedHealthcare Group’s free-standing pharmacy care services business. Before the merger, from March 2014 until July 2015, he was Catamaran’s Executive Vice President, Operations, and previously served as Catamaran’s Chief Financial Officer, beginning in 2006. Mr. Park holds a Bachelor of Science degree in Accounting from Brock University. We believe that Mr. Park is qualified to serve on our board of directors because of his extensive leadership experience in the pharmaceutical industry.

Norman Payson, M.D. has served on our board of directors since December 2016. Dr. Payson was co-founder and Chief Executive Officer of Healthsource from 1985 to 1997, Chief Executive Officer of Oxford Health Plans from 1998 to 2002, Chairman of Concentra from 2005 to 2008 and Chief Executive Officer of Apria Healthcare Group Inc. from 2008 to 2012, where he is currently a member of the board of directors. Since 1997, Dr. Payson has served as President and a director of NCP, Inc., his family office, through which he engages in consulting and personal investment activities. Additionally, Dr. Payson served as a strategic advisor for Evolent Health, Inc., or Evolent, from March 2014 through December 2020 and from December 2013 to June 2019, Dr. Payson also served on the board of directors of Evolent. Dr. Payson is currently serving on the Board of Directors of various private and not-for-profit companies including Access Clinical Partners, City of Hope, Smile Brands, HPM National Advisory Board at the Mailman School of Public Health at Columbia and USC Schaeffer Center Advisory Board. Dr. Payson is also on the board of Kiva Foundation, a private charitable foundation organized by Dr. Payson and his wife in June 1998. Until June 2019, Dr. Payson served as a director at Geisel School of Medicine at Dartmouth, where he now serves as director emeritus. Dr. Payson holds a Bachelor of Science degree in earth and planetary sciences from the Massachusetts Institute of Technology and received his doctorate in medicine from Dartmouth Medical School. Dr. Payson is a California licensed physician. We believe that Dr. Payson is qualified to serve on our board of directors because of his 30-year career as chief executive officer or chairman of multiple healthcare organizations, including publicly-traded companies.

Cheryl Scott has served as a member of our board of directors since October 2019. Ms. Scott has served since July 2016 as the Main Principal of the McClintock Scott Group. From June 2006 to July 2016, Ms. Scott served as

Senior Advisor to the Bill & Melinda Gates Foundation. Previously, she served as President and Chief Executive Officer of the Seattle-based Group Health Cooperative for eight years. Ms. Scott has served as a member of the board of directors of Evolent Health, Inc. since November 2015. She also currently serves on a variety of private and not-for-profit boards. She was a member of the board of directors of Recreational Equipment Incorporated (REI) from 2005 to 2017, and served as the board chairperson from 2015 to 2017. Ms. Scott received her bachelor’s degree in communications and master’s degree in health management from the University of Washington, and is currently a Clinical Professor of Health Services at the University of Washington. We believe that Ms. Scott is qualified to serve on our board of directors because of her extensive career in healthcare, leadership and corporate governance, including her tenure as the Chief Executive Officer of Group Health Cooperative.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “PGNY” since October 25, 2019. Prior to that time, there was no public market for our stock.

Holders of Record

As of January 31, 2021, there were approximately 67 stockholders of record of our common stock. Because many of our shares of common stock are held in “street name” by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

In the fourth quarter of, 2020, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.

The following table provides a summary of shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans in the three months ended December 31, 2020:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program

October 1, 2020 through October 31, 2020	9,800	$32.63	—	$—
November 1, 2020 through November 30, 2020	331	30.00	—	—
December 1, 2020 through December 31, 2020	3,676	40.45	—	—
Total shares repurchased	13,807	$34.65	—	$—

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

The graph set forth below compares cumulative total return on our common stock with the cumulative total return of the (i) S&P Health Care (Sector) and (ii) the Nasdaq Composite Index resulting from an initial investment of $100 in each and, assuming the reinvestment of any dividends, based on closing prices. Measurement points are from October 24, 2019 (the date our common stock began trading on Nasdaq) through December 31, 2020.

	Cumulative Total Returns since Initial Public Offering
Company/Index	10/24/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/31/2020
Progyny, Inc.	$100.00	$211.15	$163.00	$198.54	$226.38	$326.08
S&P 500 Health Care	$100.00	$111.78	$97.17	$109.86	$115.81	$124.56
NASDAQ Composite	$100.00	$109.61	$94.07	$122.88	$136.43	$157.45

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

ITEM 6.SELECTED FINANCIAL DATA

The selected consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2017 and the consolidated balance sheet data as of December 31, 2018 and December 31, 2017 have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2020(1)	2019	2018	2017

	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$344,858	$229,683	$105,400	$48,584
Cost of services(2)	274,799	184,178	85,966	41,184
Gross profit	70,059	45,505	19,434	7,400
Operating expenses:
Sales and marketing(2)	15,006	11,901	7,285	4,258
General and administrative(2)	46,705	23,927	15,601	14,147
Total operating expenses	61,711	35,828	22,886	18,405
Income (loss) from operations	8,348	9,677	(3,452)	(11,005)
Other income (expense):
Other income	210	—	—	—
Interest income (expense), net	121	(58)	(497)	(740)
Convertible preferred stock warrant valuation adjustment	—	(18,176)	(2,944)	(714)
Total other income (expense), net	331	(18,234)	(3,441)	(1,454)
Income (loss), before income taxes	8,679	(8,557)	(6,893)	(12,459)
Benefit (provision) for income taxes	37,780	(12)	1,777	3
Net income (loss) from continuing operations	$46,459	$(8,569)	$(5,116)	$(12,456)
Net income from discontinued operations, net of taxes(3)	$—	$—	$5,777	$4
Net income (loss)	$46,459	$(8,569)	$661	$(12,452)
Net income (loss) attributable to common stockholders	$46,459	$(8,569)	$(5,541)	$(13,468)
Net income (loss) per share attributable to common stockholders:
Basic:
Continuing operations	$0.54	$(0.41)	$(1.00)	$(2.37)
Discontinued operations(3)	—	—	1.04	—
Total net income (loss) per share attributable to common stockholders basic	$0.54	$(0.41)	$0.04	$(2.37)
Diluted:
Continuing operations	$0.47	$(0.41)	$(1.00)	$(2.37)
Discontinued operations(3)	—	—	1.04	—
Total net income (loss) per share attributable to common stockholders diluted	$0.47	$(0.41)	$0.04	$(2.37)
Weighted‑average shares used in computing net income (loss) per share:
Basic(4)	85,722,670	20,735,202	5,539,739	5,677,860
Diluted(4)	99,055,526	20,735,202	5,539,739	5,677,860

(1)

Effective January 1, 2020, we adopted new accounting pronouncements as described in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 2, "Summary of Significant Accounting Policies." Prior year data remains unchanged.

(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2020	2019	2018	2017

Cost of services	$3,056	$537	$96	$26
Selling and marketing	2,066	900	366	309
General and administrative	7,699	3,624	2,535	1,224
Total stock‑based compensation expense	$12,821	$5,061	$2,997	$1,559

(3)	See Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information about a certain divestiture.
(4)	See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculations of our basic and diluted earnings per share attributable to common stockholders and the weighted average number of shares used in the computation of the per share amounts.

	December 31,
	2020	2019	2018	2017
Consolidated Balance Sheet Data:
Cash and cash equivalents	$70,305	$80,382	$127	$4,691
Marketable securities	38,994	—	—	—
Total assets	253,927	150,434	41,324	34,961
Working capital(1)	112,436	96,281	(5,665)	(1,000)
Convertible preferred stock warrant liability	—	—	4,589	1,645
Total stockholders’ equity (deficit)	166,947	114,271	(95,115)	(97,622)

(1)	Working capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 10, 2020 (File No. 001-39100) under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Years Ended December 31, 2019 and 2018.”

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

Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our base of clients to over 180. We have retained substantially all of our clients since inception, and our member satisfaction over that same time period is evidenced by our most recent industry-leading Net Promoter Score, or NPS, of +79 for our fertility benefits solution and +81 for our integrated pharmacy benefits solution, Progyny Rx. We currently have contracts to provide coverage to approximately 2.7 million employees and their partners (known in our industry as covered lives), who we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

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

Our Clients. We serve over 180 employers in the United States across more than 30 industries. Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 350,000 employees, represent approximately 2.7 million covered lives under contract.

Revenue Model

Our clients primarily contract with us to provide our fertility benefits solution and, where added on by our clients, our Progyny Rx solution. Our revenue has both a utilization-based component and a population-based component, as follows:

●	Utilization Component. Clients pay us for the fertility benefits and Progyny Rx solutions utilized by their employees. With respect to the fertility benefits solution, we bill clients for Smart Cycles in accordance with our bundled case rates, which vary by the type of fertility service rendered and clinic location. Case rates include all third-party fertility specialists, anesthesiology and laboratory services, as well as all of our care management services. With respect to Progyny Rx, we bill the client for the fertility medication dispensed to their employees in connection with the authorized fertility treatments. Medication fees also include our formulary management, drug utilization review and cost containment services and other care management services.

●	Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 2% and 1% of our total revenue for the years ended December 31, 2020 and 2019, respectively.

Our revenue in a given year is determined by both the utilization of our fertility benefits and Progyny Rx solutions by our members and the number of members enrolled in our clients’ benefits plans. Each year, we contract with new clients for our fertility benefits solution and, where added by the client, our Progyny Rx solution. Given that the majority of our clients contract with us for a January 1st benefits plan start date, our sales cycle follows the conventional healthcare benefits cycle, which largely concludes by the end of October of the prior year to allow for benefits education and annual open enrollment to occur in November. For some clients that are considering a start date later in the year, the sales cycle can extend through the next year.

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

Member and Client Base. Our addressable market is primarily large self-insured employers. There are approximately 8,000 employers in the United States (excluding quasi-governmental entities, such as universities and school systems, and labor unions) who have a minimum of 1,000 employees, representing approximately 69 million potential covered lives in total. Our current member base of 2.7 million lives under contract represents a low single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of December 31, 2020 and 2019, we served 135 and 87 clients, respectively, representing 2,335,000 and 1,517,000 members, respectively.

Importantly, as we have continued to grow, we have meaningfully diversified our client base across more than 30 different industries currently from just two industries when we launched our fertility benefits solution in 2016. We are expanding our client base within each industry and have an industry-specific strategy that enables us to most effectively target our addressable market. Because our clients within an industry compete with each other for employees, we believe our solutions are increasingly viewed as an important way for them to differentiate from, or remain competitive with, one another. Additionally, we believe that our expanding presence has resulted in a heightened awareness of the need to offer fertility benefits and has informed the market of the value we provide to our clients and our members, which we believe also helps facilitate growth. In addition, we are continuously utilizing our established client relationships to evaluate other potential fertility solutions that could benefit our members and simultaneously drive growth. Our ability to attract new clients will depend on a number of factors, including the effectiveness and pricing of our solutions, offerings of our competitors, the effectiveness of our marketing efforts to drive awareness and the demand for fertility benefits solutions overall. We define a client as an organization for which we have an active contract in the period indicated. We count each organization we contract with as a single client including divisions, segments or subsidiaries of larger organizations to the extent we contract separately with them.

	As of December 31,
	2020		2019
Client Tier (Members)	Clients	Members	Clients	Members
Up to 2,500	23	38,000	17	29,000
2,501 - 10,000	74	393,000	47	245,000
10,001 - 50,000	30	645,000	17	377,000
Greater than 50,000	8	1,259,000	6	866,000
Total	135	2,335,000	87	1,517,000

Benefits Utilization. A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to 2.3 million members as of December 31, 2020.

The following table highlights the number of ART cycles performed for Progyny members and the member utilization rates for each of the periods presented.

	Three Months Ended		Year Ended
	December 31,		December 31,
	2020	2019	2020	2019
Assisted Reproductive Treatment (ART) Cycles(1)	5,719	3,782	19,003	13,550
Utilization - All Members(2)	0.50%	0.50%	1.16%	1.30%
Utilization - Female Only(2)	0.45%	0.44%	0.97%	1.09%
Average Members	2,305,000	1,514,000	2,191,000	1,309,000

(1)	Represents the number of ART cycles performed, including IVF with a fresh embryo transfer, IVF freeze all cycles/embryo banking, frozen embryo transfers and egg freezing.
(2)	Represents the member utilization rate for all services, including but not limited to, ART cycles, initial consultations, IUIs and genetic testing. The utilization rate for all members includes all unique members (female and male) who utilize the benefit during that period while the utilization rate for female only includes only unique females who utilize the benefit during that period. For the purposes of calculating utilization rates in any given period, the results reflect the number of unique members utilizing the benefit for that period. Individual periods cannot be combined as member treatments may span multiple periods.

Impact of COVID-19 on our Business

The COVID-19 pandemic has significantly impacted various markets around the world, including the United States. Public and private sector policies and initiatives to reduce the transmission of COVID-19 have varied significantly across the United States, but as of December 31, 2020, a significant percentage of the U.S. population remained subject to meaningful restrictions on activities, which included school closures, limitations on large gatherings and other policies to promote or enforce physical distancing. As described below, these restrictions and our responses to them have significantly impacted and may continue to impact how our members use our services, access our providers, and how our employees work and provide services to our clients and members, resulting in an impact on our revenue.

Employee safety is our first priority, and as a result, we have implemented a remote working policy for all of our employees. Although we have re-opened our corporate offices for a small group of employees, while implementing additional safety measures including testing, masks and social distancing protocols, the majority of our employees continue to work remotely. We are also working closely with all of our clients, members, providers and other external business partners. We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and monitor liquidity, as necessary, and ensure that our business can continue to operate during these uncertain times.

In the year ended December 31, 2020, the COVID-19 pandemic had a material negative impact on our revenue growth. In particular, the outbreak and preventative measures taken to contain COVID-19, especially in the first half of 2020, negatively impacted our members’ access to care due to a temporary unavailability of the full range of fertility treatments at our provider clinics.

On March 17, 2020, the American Society for Reproductive Medicine, or ASRM, issued guidelines recommending the suspension of new treatment cycles.  As a result, the significant majority of our members were unable to complete diagnostics or initiate new treatment cycles, and our volumes declined precipitously as of that date. ASRM continues to update its guidelines to reaffirm those provided on May 11, 2020, providing fertility clinics with a path for the safe and gradual resumption of patient care.  Additionally, most state and local governments have eased stay-at-home orders and allowed for the resumption of non-emergent medical procedures. Most of our clinics resumed their full range of services towards the end of the second quarter of 2020, which led to an increase in benefits utilization as compared to the end of the first quarter and the beginning of the second quarter.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, future results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including, without limitation, new information that may emerge concerning COVID-19, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the imposition of protective public safety measures; and the economic impact on local, regional and national markets. To the extent that the markets we serve experience increased cases of COVID-19, state or local governments may reinstitute measures to control its spread, which could again negatively impact our members’ access to care. We will continue to evaluate the nature and extent of these potential impacts to our business, results of operations and liquidity.

For additional information on the various risks posed by the COVID-19 pandemic, please read Part I, Item 1A. Risk Factors included in this Annual Report on Form 10-K.

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

Pharmacy Benefits Solution Revenue

Pharmacy benefits solution revenue primarily represents utilization of Progyny Rx. For clients who contract for the fertility benefits solution, we offer an add-on, separate, fully integrated pharmacy benefits solution designed by us. Progyny Rx provides our members with access to our formulary plan design, simplified authorization, prescription fulfillment and timely delivery of the medications used during treatment through our network of specialty pharmacies, as well as provides our members with medication administration training and other pharmacy support services. Prescription drugs are dispensed by our contracted mail order specialty pharmacies. Revenue related to the dispensing of prescription drugs by the specialty pharmacies in our network includes the prescription fees negotiated with our clients, including the portion that we collect directly from members (deductibles, co-insurance and co-payments). The contractual fees agreed to with our clients are inclusive of the cost of the prescription drug from our specialty providers, less any applicable discounts, as well as the related clinical and care management services. Revenue from these arrangements is recognized when the drugs are dispensed. This solution was introduced in the marketplace in the third quarter of 2017 and went live with a select number of clients on January 1, 2018.

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

Fertility Benefit Services

Fertility benefit services costs include: (1) fees paid to provider clinics within our network, labs and anesthesiologists; (2) costs incurred (including salaries, bonuses, benefits, stock-based compensation, other related costs, and an allocation of our general overhead, depreciation and amortization) for those employees associated with our care management service functions: Provider Account Management, PCA, Provider Relations and Claims Processing teams; and (3) and related information technology support costs. Our contracts with provider clinics are typically for a term of one to two years.

Pharmacy Benefits Services

Pharmacy benefits services costs include: (1) the fees for prescription drugs dispensed and clinical services provided during the reporting period by our specialty pharmacy partners; (2) costs incurred (including salaries, bonuses, benefits, stock-based compensation, other related costs, and an allocation of our general overhead, depreciation and amortization) for those employees associated with our care management service functions: PCA, Provider Relations and Claims Processing teams; and (3) related information technology support costs. Contracts with the specialty pharmacies are typically for a term of one year.

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

General and Administrative Expense

General and administrative expense consists primarily of employee related costs, including salaries, bonuses, benefits, stock-based compensation, other related costs, and an allocation of our general overhead, depreciation and amortization for those employees associated with general and administrative services such as executive, legal, human resources, information technology, accounting, and finance. These expenses also include third-party consulting services and facilities costs. We anticipate that we will incur additional costs for employees and professional fees and insurance and related third-party consulting services on an ongoing basis as a public company and to support growth in the business.

Other Income (Expense), net

Other income (expense) includes investment income, interest income (expense) and preferred stock warrant valuation adjustment.

Benefit (Provision) for Income Taxes

We are subject to income taxes in the United States. As of each reporting date, management considered new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2020, in part because in the current year we achieved three years of cumulative income, along with our projections of profitability, management determined that there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets of $38.0 million are realizable and have therefore released substantially all of our valuation allowance.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$344,858	$229,683
Cost of services(1)	274,799	184,178
Gross profit	70,059	45,505
Operating expenses:
Sales and marketing(1)	15,006	11,901
General and administrative(1)	46,705	23,927
Total operating expenses	61,711	35,828
Income from operations	8,348	9,677
Other income (expense), net	331	(18,234)
Income (loss) before income taxes	8,679	(8,557)
Benefit (provision) for income taxes	37,780	(12)
Net income (loss)	$46,459	$(8,569)
Adjusted EBITDA	$32,393	$18,342

(1)	Includes stock-based compensation expense as follows:

	Year Ended
	December 31,
	2020	2019
Cost of services	$3,056	$537
Sales and marketing	2,066	900
General and administrative	7,699	3,624
Total stock‑based compensation expense	$12,821	$5,061

	Year Ended
	December 31,
	2020	2019
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100%	100%
Cost of services	80	80
Gross profit	20	20
Operating expenses:
Sales and marketing	4	5
General and administrative	14	11
Total operating expenses	18	16
Income from operations	2	4
Other income (expense), net	0	(8)
Income (loss) before income taxes	2	(4)
Benefit (provision) for income taxes	11	—
Net income (loss)	13%	(4)%
Adjusted EBITDA	9%	8%

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of Adjusted EBITDA include: (1) it does not properly reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating income and expenses, including other income and interest (income) expense, net; (5) it does not consider the impact of any stock warrant valuation adjustment; (6) it does not reflect tax payments that may represent a reduction in cash available to us; (7) it does not include settlement cost and legal fees associated with a vendor arbitration; and (8) it does not include non-deferred costs associated with our initial public offering, or IPO, In addition, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net income from continuing operations and other U.S. GAAP results.

We calculate Adjusted EBITDA as net income (loss), adjusted to exclude depreciation and amortization, stock-based compensation expense, other income, interest (income) expense, net, convertible preferred stock warrant valuation adjustment, (benefit) provision for income taxes, settlement cost and legal fees associated with a vendor arbitration and non-deferred IPO costs. The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Year ended
	December 31,
	2020	2019

Net income (loss) from continuing operations	$46,459	$(8,569)
Add:
Depreciation and amortization	1,906	2,135
Stock‑based compensation expense	12,821	5,061
Other income	(210)	—
Interest (income) expense, net	(121)	58
Convertible preferred stock warrant valuation adjustment	—	18,176
(Benefit) provision for income taxes	(37,780)	12
Settlement cost and legal fees associated with a vendor arbitration	9,318	1,319
Non-deferred IPO Costs	—	150
Adjusted EBITDA	$32,393	$18,342

Comparison of Years Ended December 31, 2020 and 2019

Revenue

	Year Ended
	December 31,
	2020	2019	% Change

	(dollars in thousands)
Revenue	$344,858	$229,683	50%

Revenue increased by $115.2 million, or 50%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase is primarily due to a $63.9 million, or 34% increase, in revenue from our fertility benefits solution and a $51.2 million or 128% increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added Progyny Rx benefit. Progyny Rx revenue growth outpaced the fertility benefits revenue as Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefit solution clients since its initial launch. Our revenue growth for the year ended December 31, 2020 was negatively impacted by COVID-19.

Cost of Services

	Year Ended
	December 31,
	2020	2019	% Change

	(dollars in thousands)
Cost of services	$274,799	$184,178	49%

Cost of services increased by $90.6 million, or 49%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered as well as increases in personnel-related costs, including stock-based compensation.

Gross Profit and Gross Margin

	Year Ended
	December 31,
	2020	2019	% Change

	(dollars in thousands)
Gross profit	$70,059	$45,505	54%
Gross margin	20.3%	19.8%

Gross profit increased by $24.6 million, or 54%, for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Gross margin increased 50 basis points for the year ended December 31, 2020 compared to year ended December 31, 2019, primarily due to higher revenues which triggered favorable contractual terms with our pharmacy dispensing and manufacturing partners, the net favorable impact of regular contract renewals with our providers along with continued efficiencies gained across our care management services.

Operating Expenses

Sales and Marketing Expense

	Year Ended
	December 31,
	2020	2019	% Change

	(dollars in thousands)
Sales and marketing	$15,006	$11,901	26%

Sales and marketing expense increased by $3.1 million, or 26%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily due to a $3.2 million increase in personnel-related costs (including a $1.2 million increase in stock-based compensation) relating to additional headcount and commissions for sales and marketing functions, which was partially offset by lower travel and other overhead costs due to COVID-19.

General and Administrative Expense

	Year Ended
	December 31,
	2020	2019	% Change

	(dollars in thousands)
General and administrative	$46,705	$23,927	95%

General and administrative expense increased by $22.8 million, or 95%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily due to a $8.0 million increase in settlement cost and legal fees for a vendor arbitration, a $6.4 million increase in personnel-related costs (including a $4.1 million increase in stock-based compensation) as a result of additional headcount for general and administrative functions, a $4.0 million increase in bad debt expense, a $3.5 million increase in insurance costs, and a $0.9 million increase in other related general and administrative expenses.

Other Income (Expense), Net

	Year Ended
	December 31,
	2020	2019	% Change

	(dollars in thousands)
Other income (expense), net	$331	$(18,234)	NM

Other income (expense), net improved by $18.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the impact in 2019 of a $18.2 million charge related to the fair value adjustment of the preferred stock warrants and an increase of $0.4 million in investment and interest income for the year ended December 31, 2020. The preferred stock warrants were converted to common stock warrants as of the IPO and therefore were no longer subject to a mark to market adjustment.

Benefit (Provision) for Income Taxes

	Year Ended
	December 31,
	2020	2019	% Change

	(dollars in thousands)
Benefit (provision) for income taxes	$37,780	$(12)	NM

For the year ended December 31, 2020, we recorded a benefit for income taxes of $37.8 million primarily as a result of the release of substantially all of our valuation allowance on our deferred tax assets as we concluded there was sufficient positive evidence that it is more likely than not that the deferred tax assets are realizable. For the year ended December 31, 2019, we recorded a provision for state income taxes of $12,000.

Liquidity and Capital Resources

As of December 31, 2020, we had $70.3 million of cash and cash equivalents, $39.0 million of marketable securities, and $15.0 million of cash available on the revolving line of credit with Silicon Valley Bank. Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities as further detailed below. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

On October 29, 2019, we completed our IPO in which we issued and sold 6,700,000 shares of our common stock at a public offering price of $13.00 per share. We received net proceeds of approximately $77.6 million from the IPO, after deducting underwriters’ discounts and commissions of $5.9 million and offering costs of $3.6 million.  For additional information, See Note 1 – Business and Basis of Presentation to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.   We believe that our existing cash and cash equivalents, including the proceeds from our IPO, cash flow from operations and the cash available on the revolving line of credit will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including sales of our solutions and client renewals, the timing and the amount of cash received from clients, the expansion of our sales and marketing activities and the continuing market adoption of our solutions.

Other than the impact on our revenues and the related cash flows resulting from the various restrictions on activities due to the COVID-19 pandemic, our sources and uses of cash were not otherwise materially impacted by the COVID-19 pandemic in the three months ended December 31, 2020 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic may have on our business and financial results. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. For additional information on the various risks posed by the COVID-19 pandemic, please read Part I, Item 1A. Risk Factors included in this Annual Report on Form 10-K.

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

In June 2018, we entered into an agreement with Silicon Valley Bank to replace our then-outstanding term loan with a revolving line of credit of up to $15.0 million that will mature on June 8, 2021, which agreement was amended in April 2019, January 2020, June 2020 and February 2021. The available revolving line of credit is based upon an advance rate of 80% of “eligible” accounts receivable and may be used to fund our working capital and other general corporate needs. Eligible accounts receivable includes accounts billed with aging 90 days or less and excludes accounts receivable due for member copayments, coinsurance, and deductibles. When we hold unrestricted cash balances greater than $5.0 million, interest accrues at a floating rate per annum equal to the greater of prime rate or 4.75%. If the unrestricted cash balance is less than $5.0 million, interest accrues at a floating rate per annum equal to the greater of prime rate plus 0.5% or 4.75%, with interest payable monthly. The line of credit contains customary affirmative and negative covenants, as well as a financial covenant that requires us to achieve a specified minimum quarterly revenue as defined in the agreement. As of December 31, 2020 and 2019, we were in compliance with all requirements and covenants of the revolving credit facility.

The following table summarizes our cash flows from continuing operations for the periods presented:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Cash (used in) provided by operating activities	$36,203	$(1,534)
Cash (used in) investing activities	(40,031)	(2,956)
Cash provided by (used in) financing activities	(6,249)	84,545
Net increase (decrease) in cash and cash equivalents from continuing operations	$(10,077)	$80,055

Operating Activities

Net cash provided by operating activities was $36.2 million for the year ended December 31, 2020, primarily consisting of net income of $46.5 million adjusted for certain non-cash items, which include $38.0 million of deferred tax assets, $12.8 million of stock-based compensation expense, $5.6 million of bad debt expense, and $1.9 million of depreciation and amortization. Changes in operating assets and liabilities resulted in cash used in operating activities from an increase in accounts receivable of $35.3 million and prepaid expenses and other current assets of $0.3 million, more than offset by cash provided by operating activities from increases in accounts payable of $25.0 million, accrued expenses and other current liabilities of $17.4 million, and other noncurrent assets and liabilities of $0.6 million.  These changes are a result of the impact of revenue growth and our operating results as well as the timing of payments to third party providers and collections from customers. Net cash provided by operating activities for the year ended December 31, 2020 included the impact of the settlement cost and legal fees associated with a vendor arbitration of $8.9 million.

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

Investing Activities

Net cash used in investing activities from continuing operations was $40.0 million and $3.0 million for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the net cash used primarily consisted of net investments of $39.0 million in marketable securities. The remainder of the activity consists of purchases of computers, software, and leasehold improvements, including leasehold improvements associated with the buildout of our new corporate office which was occupied in February 2020.

Financing Activities

Net cash used in financing activities was $6.2 million for the year ended December 31, 2020, consisting of payments of $8.9 million for employee taxes related to equity awards and $0.9 million for IPO costs, partially offset by $2.3 million in proceeds from stock option exercises and $1.2 million in proceeds from contributions to our employee stock purchase plan.

Net cash provided by financing activities was $84.5 million for the year ended December 31, 2019, primarily consisting of $78.4 million in proceeds from the issuance of common stock in our IPO ($0.9 million of IPO costs were not paid yet as of December 31, 2020), $6.5 million from stock option exercises, and $0.1 million from warrant exercises, partially offset by $0.3 million in net payments on our revolving line of credit with Silicon Valley Bank, and repurchases of common stock of $0.2 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due By Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

	(in thousands)
Operating lease commitments	$11,398	$1,286	$2,572	$2,733	$4,807
Total	$11,398	$1,286	$2,572	$2,733	$4,807

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty. In September 2019, we commenced a sublease agreement for our corporate offices in New York, New York. The sublease is for a 25,212 square foot office and will expire in May 2029. Pursuant to the sublease, we will pay the base rent of approximately $1.3 million per year through the end of the fifth lease year and approximately $1.4 million per year thereafter through the expiration date.

Off-Balance Sheet Arrangements

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

We believe that the assumptions and estimates associated with our revenue recognition including accrued receivables and allowance for service changes and cancellations, accrued claims payable, stock-based compensation, and accounting for income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

For additional information about our significant accounting policies and estimates, see Note 1 – Business and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Accrued Receivable and Accrued Claims Payable

We estimate accrued receivables based on historical experience for those fertility benefit services provided but for which a claim has not been received from the provider clinic, which includes assumptions regarding the lag between the authorization date and service date. We include accrued receivables within accounts receivable on our consolidated balance sheet. We also estimate an allowance for changes and cancellations based upon historical experience.

At the same time, we estimate cost of services and accrued claims payables based on the amount to be paid to the provider clinic and historical gross margin achieved on fertility benefit services. We include accrued claims payable within accrued expenses and other current liabilities on our consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms. Our estimates are adjusted to actual at the time of billing and these adjustments have historically not been material.

Stock-Based Compensation

We estimate the fair value of stock options granted to employees and directors using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Forfeitures and cancellations of awards are recognized as they occur.

Prior to our IPO on October 29, 2019, the fair value of the shares of common stock underlying the stock options had historically been determined by our Board of Directors as there was no public market for the common stock. The Board of Directors determined the fair value of our common stock by considering a number of objective and subjective factors, including: the valuation of comparable companies, sales of redeemable convertible preferred stock to unrelated third parties, our operating and financial performance, the lack of liquidity of common stock and general and industry specific economic outlook, amongst other factors. We selected companies with comparable characteristics to us, including enterprise value, risk profiles and position within the industry and with historical share price information sufficient to meet the expected term of the stock options.

The following assumptions were used to calculate the fair value of stock options granted to employees:

Year Ended
December 31,
	2020	2019
Expected volatility	49.2% - 54.7%	48.6% - 49.0%
Expected term (years)	5.50 - 6.11	5.63 - 6.28
Risk‑free interest rate	0.3% - 1.7%	1.5% - 2.5%
Expected dividend yield	—	—

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We periodically review the recoverability of deferred tax assets recorded on the consolidated balance sheet and provides valuation allowances as deemed necessary to reduce such deferred tax assets to the amount that will, more likely than not, be realized. Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made. The amount of deferred tax provided is calculated using tax rates enacted at the balance sheet date. The impact of tax law changes is recognized in periods when the change is enacted. As of December 31, 2020, the Company achieved three years of cumulative income, along with projections of profitability, for which management determined that there is sufficient positive evidence to conclude that it is more likely than not that substantially all of the deferred tax assets will be realized. As such, we have released the valuation allowance on our realizable deferred tax assets.

The amount of deferred tax provided is calculated using tax rates enacted at the balance sheet date. The impact of tax law changes is recognized in periods when the change is enacted.

A two-step approach is applied pursuant to ASC 740 in the recognition and measurement of uncertain tax positions taken or expected to be taken in our tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

Our policy is to recognize interest and penalty expenses associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations.

Recently Adopted Accounting Pronouncements

For a full discussion of recently adopted accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies, in the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Emerging Growth Company Status

Prior to December 31, 2020, we were an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) were no longer an emerging growth company or (2) affirmatively and irrevocably opted out of the extended transition period provided in the JOBS Act. Based on the market value of our common stock held by non-affiliates as of June 30, 2020, we ceased to qualify as an emerging growth company as of December 31, 2020. As a result, the Company no longer is able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and is required to adopt new or revised accounting standards as of the effective dates for public companies. All new accounting pronouncements recently adopted as discussed in Note 2 – Summary of Significant Accounting Policies, in the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K were adopted in the fourth quarter of 2020 with an effective date of January 1, 2020.

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

Interest Rate Risk

At December 31, 2020, we had cash and cash equivalents of $70.3 million and marketable securities of $39.0 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Progyny, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Progyny, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases and associated amendments (Topic 842) using the modified retrospective method.

Adoption of ASU No. 2016-13

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) using the modified retrospective method.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued Receivables and Accrued Claims Payable
Description of the Matter

As of December 31, 2020, accrued receivables and accrued claims payable were $28.2 million and $22.8 million, respectively. As discussed in Note 2 to the consolidated financial statements, the Company estimates accrued receivables for those fertility benefit services provided but for which a claim has not been received from the provider clinic based on historical claims experience. The estimated cost of the related services and accrued claims payable are determined based upon the historical costs paid to the provider clinic and the historical gross margin achieved for each related fertility benefit service estimated to have been provided.

Auditing the Company’s estimates of accrued receivables and the related accrued claims payable was complex and required significant judgment as the estimates were sensitive to changes in the significant assumptions, including management’s assumptions regarding the lag between authorization date and service date, service changes and cancellations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the Company’s process to estimate accrued receivables and the associated claims payable. For example, we tested controls over management’s review of the methodology, significant assumptions and the underlying data used to determine these estimates.

To test the accrued receivables and the related claims payable, our audit procedures included, among others, assessing the methodology, evaluating the significant assumptions described above and testing the completeness and accuracy of the underlying data used in the Company’s analysis. For example, we tested the Company’s assumptions of the lag between the authorization date and service date, service changes and cancellations based on historical claims data, historical gross margin per service and tested the clerical accuracy of management’s analysis. Additionally, we evaluated the historical accuracy of management’s estimate by testing management’s retrospective review analysis that compared the prior period estimated accrued receivables and accrued claims payable to actual billing and claims data.

Valuation of deferred tax assets
Description of the Matter

As of December 31, 2020, the Company had deferred tax assets related to deductible temporary differences and carryforwards of $40.8 million, net of a valuation allowance of $0.2 million. As discussed in Note 14 to the consolidated financial statements, the Company recognizes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount that management believes is more likely than not to be realized.

Auditing the Company’s assessment of the realizability of its deferred tax assets involved complex auditor judgment because management’s estimates of future taxable income are highly judgmental and based upon significant assumptions that may be affected by future market conditions and the Company’s performance.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s income tax process, including management’s assessment of the realizability of the deferred tax assets. For example, we tested controls over management’s review of the significant assumptions and the underlying data used to determine the timing and amount of projected future taxable income.

Among other audit procedures performed, we evaluated the Company’s assessment of the realizability of deferred tax assets and the resultant valuation allowance including management’s estimates of future taxable income. We compared management’s estimates of future taxable income, with actual results of prior periods, economic trends and other forecasted financial information prepared by the Company. We involved our tax professionals to evaluate the application of tax law in the Company’s assessment. We also tested the Company’s scheduling of the timing and amount of reversal of taxable temporary differences.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, NY

March 1, 2021

Progyny, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$70,305	$80,382
Marketable securities	38,994	—
Accounts receivable, net of $16,199 and $6,320 of allowances at December 31, 2020 and December 31, 2019, respectively	75,664	47,059
Prepaid expenses and other current assets	5,259	5,003
Total current assets	190,222	132,444
Property and equipment, net	3,400	3,083
Operating lease right-of-use assets	8,668	—
Goodwill	11,880	11,880
Intangible assets, net	1,213	2,375
Deferred tax assets	37,971	—
Other noncurrent assets	573	652
Total assets	$253,927	$150,434
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,514	$19,388
Accrued expenses and other current liabilities	34,272	16,775
Total current liabilities	77,786	36,163
Operating lease noncurrent liabilities	8,318	—
Other noncurrent liabilities	876	—
Total liabilities	86,980	36,163
Commitments and Contingencies (Note 15)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2020 and 2019, respectively; 87,054,329 and 84,188,202 shares issued and outstanding at December 31, 2020 and 2019, respectively	9	8
Additional paid-in capital	236,139	228,755
Treasury stock, at cost, $0.0001 par value; 615,980 shares outstanding at December 31, 2020 and 2019, respectively	(1,009)	(1,009)
Accumulated deficit	(68,193)	(113,483)
Accumulated Other Comprehensive Income	1	—
Total stockholders’ equity	166,947	114,271
Total liabilities and stockholders’ equity	$253,927	$150,434

The accompanying notes are an integral part of these consolidated financial statements.

Progyny, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2020	2019	2018
Revenue	$344,858	$229,683	$105,400
Cost of services	274,799	184,178	85,966
Gross profit	70,059	45,505	19,434
Operating expenses:
Sales and marketing	15,006	11,901	7,285
General and administrative	46,705	23,927	15,601
Total operating expenses	61,711	35,828	22,886
Income (loss) from operations	8,348	9,677	(3,452)
Other income (expense):
Other income	210	—	—
Interest income (expense), net	121	(58)	(497)
Convertible preferred stock warrant valuation adjustment	—	(18,176)	(2,944)
Total other income (expense), net	331	(18,234)	(3,441)
Income (loss) before income taxes	8,679	(8,557)	(6,893)
Benefit (provision) for income taxes	37,780	(12)	1,777
Net income (loss) from continuing operations	$46,459	$(8,569)	$(5,116)
Net income from discontinued operations, net of taxes	$—	$—	$5,777
Net income (loss)	$46,459	$(8,569)	$661
Net income (loss) attributable to common stockholders	$46,459	$(8,569)	$(5,541)
Net income (loss) per share attributable to common stockholders:
Basic:
Continuing operations	$0.54	$(0.41)	$(1.00)
Discontinued operations	—	—	1.04
Total basic net income (loss) per share attributable to common stockholders	$0.54	$(0.41)	$0.04
Diluted:
Continuing operations	$0.47	$(0.41)	$(1.00)
Discontinued operations	—	—	1.04
Total diluted net income (loss) per share attributable to common stockholders	$0.47	$(0.41)	$0.04
Weighted-average shares used in computing net income (loss) per share:
Basic	85,722,670	20,735,202	5,539,739
Diluted	99,055,526	20,735,202	5,539,739

The accompanying notes are an integral part of these consolidated financial statements.

Progyny, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$46,459	$(8,569)	$661
Other comprehensive income:
Unrealized gains on marketable securities	1	—	—
Total other comprehensive income	1	—	—
Total comprehensive income (loss)	$46,460	$(8,569)	$661

The accompanying notes are an integral part of these consolidated financial statements.

Progyny, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

	Convertible					Additional		Other
	Preferred Stock		Common Stock		Treasury	Paid in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Total
Balance at December 31, 2017	66,630,284	$108,312	5,690,083	$1	$—	$6,933	$(104,556)	$—	$(97,622)
Repurchase of convertible preferred stock	(1,202,196)	(2,075)	—	—	—	—	(425)	—	(425)
Repurchase of common stock	—	—	(589,321)	—	(884)	—	(321)	—	(1,205)
Non-cash contribution	—	—	—	—	—	414	—	—	414
Stock option exercise	—	—	54,645	—	—	65	—	—	65
Stock-based compensation	—	—	—	—	—	2,997	—	—	2,997
Impact of adoption of ASU 2016-09	—	—	—	—	—	213	(213)	—	—
Net income	—	—	—	—	—	—	661	—	661
Balance at December 31, 2018	65,428,088	$106,237	5,155,407	$1	$(884)	$10,622	$(104,854)	$—	$(95,115)
Repurchase of Common Stock	—	—	(26,659)	—	(125)	—	(60)	—	(185)
Stock option exercise	—	—	6,490,059	—	—	6,536	—	—	6,536
Stock-based compensation	—	—	—	—	—	5,061	—	—	5,061
Conversion of convertible preferred stock to common stock upon initial public offering	(65,428,088)	(106,237)	65,428,088	7	—	106,230	—	—	106,237
Conversion of convertible preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	—	22,765	—	—	22,765
Warrant exercise	—	—	441,307	—	—	62	—	—	62
Issuance of common stock in connection with initial public offering, net of issuance costs of $5.9 million and $3.7 million in offering costs	—	—	6,700,000	—	—	77,479	—	—	77,479
Net loss	—	—	—	—	—	—	(8,569)	—	(8,569)
Balance at December 31, 2019	—	$—	84,188,202	$8	$(1,009)	$228,755	$(113,483)	$—	$114,271
Issuance of employee equity awards, net of shares withheld	—	—	2,688,273	1	—	(5,451)	—	—	(5,450)
Stock-based compensation	—	—	—	—	—	12,821	—	—	12,821
Warrant exercise	—	—	177,854	—	—	(0)	—	—	(0)
Reduction in initial public offering costs	—	—	—	—	—	14	—	—	14
Impact of adoption of ASU 2016-13	—	—	—	—	—	—	(1,169)	—	(1,169)
Other comprehensive income	—	—	—	—	—	—	—	1	1
Net income	—	—	—	—	—	—	46,459	—	46,459
Balance at December 31, 2020	—	$—	87,054,329	$9	$(1,009)	$236,139	$(68,193)	$1	$166,947

The accompany notes are an integral part of these consolidated financial statements.

Progyny, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$46,459	$(8,569)	$661
Less: Income from discontinued operations, net of income tax	—	—	(5,777)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax expense (benefit)	(37,971)	12	(1,777)
Non-cash interest expense	75	—	—
Loss on debt extinguishment	—	—	88
Depreciation and amortization	1,906	2,133	1,883
Stock-based compensation expense	12,821	5,061	2,997
Bad debt expense	5,562	1,606	824
Loss on disposal of property and equipment	—	1	—
Accretion of debt discount and debt issuance costs	—	—	75
Change in fair value of warrant liabilities	—	18,176	2,944
Changes in operating assets and liabilities:
Accounts receivable	(35,336)	(25,342)	(12,776)
Prepaid expenses and current other assets	(326)	(4,118)	(179)
Accounts payable	25,008	3,501	10,448
Accrued expenses and other current liabilities	17,400	6,385	2,761
Other noncurrent assets and liabilities	605	(380)	100
Net cash provided by (used in) operating activities	36,203	(1,534)	2,272

INVESTING ACTIVITIES
Purchase of property and equipment, net	(1,037)	(2,956)	(579)
Purchase of marketable securities	(103,964)	—	—
Sale of marketable securities	64,970	—	—
Net cash (used in) continuing operations	(40,031)	(2,956)	(579)
Net cash provided by discontinued operations	—	200	2,481
Net cash provided by (used in) investing activities	(40,031)	(2,756)	1,902

FINANCING ACTIVITIES
Proceeds from issuance of common stock upon initial public offering	—	81,220	—
Payment of initial public offering costs	(892)	(2,835)
Repayment of term loan	—	—	(5,351)
Proceeds from revolving line of credit	—	182,025	64,421
Repayments made against revolving line of credit	—	(182,278)	(64,168)
Repurchase of convertible preferred stock	—	—	(2,500)
Repurchase of common stock	—	(185)	(1,205)
Proceeds from exercise of stock options	2,329	6,536	65
Payment of employee taxes related to equity awards	(8,930)	—	—
Proceeds from contributions to employee stock purchase plan	1,244	—	—
Exercise of stock warrants	—	62	—
Net cash provided by (used in) financing activities	(6,249)	84,545	(8,738)
Net increase (decrease) in cash and cash equivalents	(10,077)	80,255	(4,564)
Cash and cash equivalents, beginning of year	80,382	127	4,691
Cash and cash equivalents, end of year	$70,305	$80,382	$127

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$176	$505
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$24	$—	$—
Deferred initial public offering costs in accounts payable and accrued expenses	$—	$906	$—
Non-cash settlement of liability	$—	$—	$414
Non-cash liability forgiveness related to divestiture	$—	$—	$4,869
Non-cash preferred stock warrant conversion to common stock warrant upon IPO	$—	$(22,765)	$—

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

Emerging Growth Company Status

Prior to December 31, 2020, the Company was an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

The Company elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it was (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opted out of the extended transition period provided in the JOBS Act. Based on the market value of the Company’s common stock as of June 30, 2020, the Company ceased to qualify as an emerging growth company as of December 31, 2020. As a result, the Company no longer is able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and is required to adopt new or revised accounting standards as of the effective dates for public companies. All new accounting pronouncements recently adopted as discussed in Note 2 – Summary of Significant Accounting Policies below were adopted in the fourth quarter of 2020 with an effective date of January 1, 2020.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company operates and manages in one operating segment, providing fertility and pharmacy benefits solutions. The Company defines its CODM as its Chief Executive Officer and its President and Chief Operating Officer. All long-lived assets are located in the United States and all revenue is attributed to the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP generally requires management to make estimates and assumptions that affect the reported amount of certain assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and liabilities. Such estimates include, but are not limited to, the determination of revenue recognition including accrued receivables and allowance for service changes and cancellations, accrued claims payable, allowance for doubtful accounts, stock-based compensation, convertible preferred stock warrant liabilities, lease liabilities, and accounting for income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with original maturities of three months or less at the time of purchase to be cash equivalents. Marketable securities, primarily consisting of U.S. Government and agency securities with original maturities greater than three months but less than one year when purchased, are classified as available-for-sale, and are stated at fair value. Unrealized gains and losses on marketable securities are excluded from earnings and reported as a component of other comprehensive income (loss). Gross unrealized gains recorded within other comprehensive income as of December 31, 2020 were not significant.

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

Accrued Receivable and Accrued Claims Payable

Accrued receivables are estimated based on historical experience for those fertility benefit services provided but for which a claim has not been received from the provider clinic, which includes assumptions regarding the lag between authorization date and service date. At the same time, cost of services and accrued claims payables are estimated based on the amount to be paid to the provider clinic and historical gross margin achieved on fertility benefit services. Estimates are adjusted to actual at the time of billing. Adjustments to original estimates have not been material.

As of December 31, 2020 and 2019, accrued receivables, net of the allowance for service changes and cancellations discussed below, were $28.2 million and $16.0 million, respectively. Accrued receivables are included within accounts receivable in the consolidated balance sheet.

Accrued claims payable of $22.8 million and $9.8 million as of December 31, 2020 and 2019, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms.

As of December 31, 2020 and December 31, 2019, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $16.4 million and $8.5 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the consolidated balance sheet.

Accounts Receivable and Allowance for Doubtful Accounts

The accounts receivable balance primarily includes amounts due from clients and members. Accounts receivable also includes certain accrued receivables for fertility benefits claims from provider clinics at the end of each period for services provided that have not yet been received. The Company estimates an allowance for changes and cancellations of services based upon historical experience.

Additionally, as a result of the adoption of ASU 2016-13- Financial Instruments – Credit Losses (Topic 326), beginning January 1, 2020, the Company estimates the allowance for doubtful accounts based on the lifetime expected credit losses for the client and member receivable pools, respectively. Under this model, the Company determines the allowance for doubtful accounts based on factors such as the age of the receivable balance, historical experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions. The new standard requires a change in timing of loss recognition where an allowance for credit losses is now applied at the time the asset is recognized. Prior to the adoption of ASU 2016-13, credit losses were determined based upon historical bad debts, current receivables balances, and the age of the receivables balances. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of operations. The Company adopted the standard using the modified retrospective transition method, which resulted in a cumulative-effect adjustment to accumulated deficit of $1.2 million. As a result, periods prior to the adoption date continue to be reported under the historical accounting guidance.

	Years Ended December 31, 2020, 2019 and 2018
December 31, 2020	Balance at Beginning of Period	ASU 2016-13 Adoption Adjustment	Charged to Revenue	Charged to Costs and Expenses	Write-offs	Utilization	Balance at End of Period
Allowance for doubtful accounts	$2,771	$1,169	$—	$5,562	$—	$—	$9,502
Allowance for service changes and cancellations(1)	3,549	—	13,349	—	—	(10,201)	6,697
	6,320	1,169	13,349	5,562	—	(10,201)	16,199

December 31, 2019
Allowance for doubtful accounts	$1,175	$—	$—	$1,606	$(10)	$—	$2,771
Allowance for service changes and cancellations(1)	2,311	—	7,742	—	—	(6,504)	3,549
	3,486	—	7,742	1,606	(10)	(6,504)	6,320

December 31, 2018
Allowance for doubtful accounts	$590	$—	$—	$824	$(239)	$—	$1,175
Allowance for service changes and cancellations(1)	500	—	3,414	—	—	(1,603)	2,311
	1,090	—	3,414	824	(239)	(1,603)	3,486

(1)	Represents the allowance released as a result of the cancellation or adjustment to an authorized fertility benefits service treatment.

Cost of Services

Fertility Benefit Services

Fertility benefit services costs include: (1) fees paid to provider clinics within our network, labs and anesthesiologists; (2) costs incurred (including salaries, bonuses, benefits, stock-based compensation, other related costs, and an allocation of our general overhead, depreciation and amortization) for those employees associated with our care management service functions: Provider Account Management, PCA, Provider Relations and Claims Processing teams; and (3) related information technology support costs. Our contracts with provider clinics are typically for a term of one to two years.

Pharmacy Benefit Services

Pharmacy benefit services costs include: (1) the fees for prescription drugs dispensed and clinical services provided during the reporting period by our specialty pharmacy partners; (2) costs incurred (including salaries, bonuses, benefits, stock-based compensation, other related costs, and an allocation of our general overhead, depreciation and amortization) for those employees associated with our care management service functions: PCA, Provider Relations and Claims Processing teams; and (3) related information technology support costs. Contracts with the specialty pharmacies are typically for a term of one year.

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

Concentration of Credit Risk and Off-Balance-Sheet Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consists primarily of cash and cash equivalents, marketable securities, and accounts receivable.

The Company invests its cash and cash equivalents and marketable securities with highly rated financial institutions and management believes that the financial risks associated with its cash equivalents are minimal. Substantially all of the Company’s cash is maintained with one financial institution with a high credit standing. From time to time, such deposits may exceed federally insured limits.

The Company regularly reviews the outstanding accounts receivable and makes estimates of expected credit and collectability trends for the allowance of credit losses based upon consideration of factors such as the age of the receivable balance, historical experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions. Two customers accounted for 14% each, or a combined 28% total receivables as of December 31, 2020. Two customers accounted for 17% and 14% each, or a combined 31% total receivables as of December 31, 2019. Three customers accounted for 25%, 13% and 10% each, or 48% of total accounts receivables as of December 31, 2018. To manage credit risk related to accounts receivable, the Company evaluates client’s financial condition and collateral is generally not required.

Property and Equipment

Property and equipment consist of computer equipment, machinery and equipment, furniture and fixtures, leasehold improvements, and capitalized software development costs. The assets are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method based on estimated useful lives and in the case of leasehold improvements, the shorter of the useful life or the remaining term of the lease (see Note 5).

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

The Company tests for goodwill impairment for each reporting unit, which is at the operating segment or one level below the operating segment. This analysis requires us to make a series of assumptions to (1) evaluate whether any impairment exists and (2) measure the amount of impairment. There was no impairment of goodwill or intangible assets for the years ended December 31, 2020, 2019, and 2018.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. In such instances, the recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, an impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the asset or asset group. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairments recorded for the years ended December 31, 2020, 2019 and 2018.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued expenses and other current liabilities, and operating lease noncurrent liabilities on our consolidated balance sheets. As of December 31, 2020, the Company has no financing lease arrangements.

In accordance with ASC 842, which the Company adopted on January 1, 2020, the Company records a right-of-use asset (“ROU”) and lease liability in connection with its operating leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. To determine the present value of lease payments, the Company utilizes the rate implicit in the lease, if available. If the rate implicit in the lease is not readily determinable, the Company uses its secured incremental borrowing rate to determine the present value of the lease payments. The determination of the Company’s incremental borrowing rate requires judgment and is primarily based on publicly available information for companies within the same industry and with similar credit profiles. The rate is then adjusted for the lease term and other specific terms included in the Company’s lease arrangements. The incremental borrowing rate is subsequently reassessed upon a modification to the lease arrangement. The operating lease ROU asset also includes any lease payments made prior to commencement date and excludes lease incentives and initial direct costs incurred. ROU assets are subsequently assessed for impairment in accordance with the Company’s accounting policy for long-lived assets.

Stock-Based Compensation

The Company accounts for share-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all share-based payments, including restricted stock units and grants of stock options, to be recognized in the consolidated statements of operations based on their respective fair values. For non-employee awards, a measurement date is normally reached when performance is completed, and the fair value is remeasured as the awards vest. The fair value of the Company’s restricted stock units has been determined utilizing the closing market price of the Company’s common stock on the date of the grant.

The fair value of the Company’s stock options and stock purchased under the employee stock purchase plan has been determined using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of historical and implied volatility data of the Company’s common stock, the expected stock price volatility has been estimated based on the historical volatilities of a specified group of companies in Progyny’s industry for a period equal to the expected life of the option. Progyny selected companies with comparable characteristics to the Company, including enterprise value, risk profiles and position within the industry and with historical share price information sufficient to meet the expected term of the stock options. The historical volatility data has been computed using the daily closing prices for the selected companies.

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

Effective January 1, 2018, the Company adopted ASU 2016-09, Compensation—Stock Compensation which in turn resulted in a change in accounting policy to account for forfeitures as they occur. Prior to January 1, 2018, forfeitures were estimated at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The adoption resulted in a transition adjustment of $0.2 million, recorded to accumulated deficit.

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

Common Stock Valuation

Prior to the Company’s IPO on October 29, 2019, the Company had historically granted stock options at exercise prices equal to the fair value as determined by the Board of Directors on the date of grant. Prior to the IPO and in the absence of a public trading market, the Board of Directors, with input from management, exercised significant judgement and considered numerous objective and subjective factors to determine the fair value of the Company’s common stock as of the date of each stock option grant, including:

●	the Company’s financial performance
●	the rights, preferences and privileges of the convertible preferred stock relative to those of the common stock; and

●	general economic and financial conditions, and the trends specific to the markets in which the Company operates

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

The Company’s policy is to recognize interest and penalty expenses associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations and comprehensive (loss) income. As of December 31, 2020, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations.

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

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, marketable securities, accounts receivable, accounts payable and the term loan approximate fair value due to their short maturities.

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

For the years ended December 31, 2019 and 2018, the Company’s convertible preferred stock was entitled to receive noncumulative dividends, prior and in preference to any declaration or payment of any dividend on common stock and thereafter participate pro rata on an as-converted basis with the common stockholders in any distributions to common stockholders and were therefore considered to be participating securities. As a result, the Company calculated the net income (loss) per share using the two-class method. Accordingly, the net income (loss) attributable to common stockholders is derived from the net income (loss) for the period and, in periods in which the Company has net income attributable to common stockholders, an adjustment is made for the allocations of undistributed earnings to participating securities based on their outstanding shareholder rights. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the convertible preferred stockholders did not have a contractual obligation to share in the Company’s losses.

Diluted net income (loss) attributable to common stockholders is computed by adjusting (loss) income attributable to common stockholders to allocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options, convertible preferred stock, convertible preferred stock warrants, and common stock warrants. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including common stock equivalents. In periods when the Company has incurred a net loss, convertible preferred stock, options to purchase common stock, convertible preferred stock warrants, and common stock warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted this standard on January 1, 2020, using the modified retrospective transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. As a result, periods prior to the adoption date continue to be reported under the historical lease accounting guidance. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company not to reassess (i) whether any expired or existing contracts contained leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for existing leases. The Company also elected to not reassess lease terms for existing leases using hindsight and to account for each separate lease and non-lease component as a single lease component. As a result of the adoption of the new leasing guidance, the Company recorded right-of-use assets and lease liabilities of $9.5 million and $9.9 million, respectively. The right-of-use assets are classified within Operating lease right-of-use assets on the Company’s consolidated balance sheet. Lease liabilities are classified within accrued expenses and other current liabilities and operating lease noncurrent liabilities on the Company’s consolidated balance sheet. The adoption of the standard did not materially impact the Company’s statement of operations or statement of cash flows for the year ended December 31, 2020. See Note 7 – Leases for further details.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted this standard as of January 1, 2020 using the modified retrospective transition method, which resulted in a cumulative-effect adjustment to accumulated deficit of $1.2 million. The adoption of the new standard impacted our methodology for calculating and estimating our allowance for doubtful accounts. As a result, periods prior to the adoption date continue to be reported under the historical accounting guidance.

In August 2018, the FASB issued final guidance requiring a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in Accounting Standards Codification (“ASC”) 350-402 Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40) to determine which implementation costs to capitalize as assets. The Company adopted this standard on January 1, 2020. The adoption of the new standard did not have a material effect on the Company’s financial statements.

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

3. Revenue

Disaggregated revenue

The following table disaggregates revenue by service (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Revenue
Fertility benefit services revenue	$253,556	$189,618	$99,786
Pharmacy benefit services revenue	91,302	40,065	5,614
Total revenue	$344,858	$229,683	$105,400

Concentration of Major Clients

For the year ended December 31, 2020, two clients accounted for 18% and 17%, or a combined 35%, of our total revenue. No other clients accounted for more than 10% for the year ended December 31, 2020. For the year ended December 31, 2019, three clients accounted for 16%, 15%, and 10%, or a combined 41%, of our total revenue. For the year ended December 31, 2018, three clients accounted for 24%, 14%, and 10%, or a combined 48%, of our total revenue.

4. Fair Value of Financial Instruments

As of December 31, 2020, the Company had $66.3 million in financial assets held in money market accounts and $39.0 million held in marketable securities, both of which were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. During the year ended December 31, 2020, the Company had $15,000 and $29,000 of net realized gains related to its money market accounts and marketable securities, respectively. As of December 31, 2019, the Company did not have any financial instruments classified as Level 1 in the fair value hierarchy.

During the years ended December 31, 2020 and December 31, 2019, the Company did not maintain any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

5. Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	Estimated
	Useful Life	December 31,
	(in years)	2020	2019
Machinery and equipment	3-5	$95	$13
Computers and hardware	3	660	529
Leasehold improvements	lease term	3,074	2,391
Furniture and fixtures	7	452	459
Software	3	995	824
		5,276	4,216
Less: accumulated depreciation		(1,876)	(1,133)
Total property and equipment, net		$3,400	$3,083

Depreciation expense was approximately $744,000, $650,000, and $400,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

6. Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	Estimated
	Useful Life	December 31,
	(in years)	2020	2019
Trademarks	8	$4,000	$4,000
Physician Network	6	3,500	3,500
Website	5	2,000	2,000
		9,500	9,500
Less: accumulated amortization		(8,287)	(7,125)
Total intangible assets, net		$1,213	$2,375

Amortization expense was $1.2 million for the year ended December 31, 2020 and $1.5 million for the years ended December 31, 2019, and 2018.

As of December 31, 2020, the future amortization expense of other intangible assets is as follows (in thousands):

Year ending December 31:
2021	$614
2022	500
2023	99
Thereafter	—
Total	$1,213

7. Leases

In September 2019, the Company’s lease agreement for its corporate headquarters in New York, NY commenced and will expire in May 2029. Pursuant to the lease, the Company will pay the base rent of approximately $1.3 million per annum through the end of the fifth lease year and approximately $1.4 million per annum thereafter through the expiration date.

The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for our operating lease for the year ended December 31, 2020 was $1.3 million.

Information related to our leases is as follows (in thousands):

	Balance Sheet Location	December 31, 2020
Operating Leases
Right-of-use asset	Operating lease right-of-use assets	$8,668
Short-term lease liabilities	Accrued expenses and other current liabilities	$1,231
Long-term lease liabilities	Operating lease noncurrent liabilities	$8,318

Other information
Cash outflows from operating activities attributable to operating leases		$820
Weighted average remaining lease term, operating lease		8.4 years
Weighted average discount rate, operating lease		4.29%

Future minimum facility lease payments as of December 31, 2020, are as follows (in thousands):

Operating Lease Payments as of December 31, 2020
Year Ending December 31:
2021	$1,286
2022	1,286
2023	1,286
2024	1,326
2025	1,407
Thereafter	4,807
Total undiscounted lease payments	$11,398
Less: imputed interest	1,849
Present value of lease liabilities	$9,549
Less: current portion of operating lease liabilities	1,231
Operating lease noncurrent liabilities	$8,318

Future minimum facility lease payments as of December 31, 2019, are as follows (in thousands):

Operating Lease Payments as of December 31, 2019
Year Ending December 31:
2020	$885
2021	1,286
2022	1,286
2023	1,286
2024	1,326
Thereafter	6,213
Total	$12,282

Rent expense under our operating leases was approximately $1.2 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively. The terms of the facility lease provide for rental payments on a monthly basis and on a graduated scale.

8. Divestitures

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

This transaction had no impact on the consolidated statement of operations for the fiscal years of 2019 and 2020 and no impact on the statement of cash flows for the fiscal year of 2020. The following is a summary of the operating results of Eeva which have been reflected within income from discontinued operations, net of tax (in thousands):

	Year Ended
	December 31,
	2019	2018
Revenue	$—	$—
Cost of service	—	—
Gross profit	—	—
Operating expenses:
Research and development	—	—
General and administration	—	—
Total operating expenses	—	—
Income from discontinued operations	—	—
Gain on sale of discontinued operations	$—	$7,554
Income from discontinued operations, before taxes	—	7,554
Provision for income taxes	—	(1,777)
Net income from discontinued operations, net of taxes	$—	$5,777

The significant components of the consolidated statement of cash flows for Eeva are as follows (in thousands):

	Year Ended
	December 31,
	2019	2018
OPERATING ACTIVITIES
Depreciation expense	$—	$—
Deferred license revenue	—	—

INVESTING ACTIVITIES
Deferred consideration	$—	$200
Proceeds from sale of business, net of costs	200	2,481

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2020	2019

Accrued claims payable	$22,799	$9,795
Accrued compensation	5,087	2,559
Accrued commission	1,334	1,216
Professional fees	1,216	1,315
Other	3,836	1,890
Total accrued expenses and other current liabilities	$34,272	$16,775

10. Debt

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

In June 2018, the Company entered into a loan agreement with Silicon Valley Bank for a revolving line of credit up to $15.0 million based upon an advance rate of 80% on “eligible” accounts receivable to fund its working capital and other general corporate needs, which was amended in April 2019, January 2020, June 2020, and February 2021 (“SVB Line of Credit”). Eligible accounts receivable is defined in the loan agreement as accounts billed with aging 90 days or less and excludes accounts receivable due for member copayments, coinsurance, and deductibles.

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

The Company was in compliance with all requirements and its covenant of the revolving credit facility as of December 31, 2020 and December 31, 2019.

Prior to the repayment of the Term Loan, the Company recorded interest of $163,000 and accretion of the debt discount of $75,000 in Interest expense, net for the year ended December 31, 2018.

The Company had $0 drawn on the SVB Line of Credit as of December 31, 2020 and 2019, and $253,000 drawn as of December 31, 2018. The Company recorded interest expense on the SVB Line of Credit of $75,000 and $213,000 during the years ended December 31, 2020 and 2019, respectively.

11. Stockholders’ Equity

Common Stock

The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The common stock confers upon its holders the right to receive dividends out of any assets legally available, when and as declared by the Board of Directors.

In August 2019, the Company repurchased 26,659 shares of common stock at an average price per share of $6.91 pursuant to its contractual right of first refusal for offers made by third parties to acquire outstanding shares from existing stockholders. The repurchased shares were recorded as treasury shares.

The Company had 615,980 shares of treasury stock as of December 31, 2020 and 2019, and 589,320 shares of treasury stock as of December 31, 2018.

Common Stock Warrants

In February and June of 2016, the Company issued common stock warrants to non-employees to acquire 71,280 and 69,114 shares of the Company’s common stock at an exercise price of $0.86 and $1.41 per share, respectively. The common stock warrants expire on the fifth anniversary of the grant. Additionally, in connection with the IPO on October 25, 2019, all outstanding convertible preferred warrants were converted to common stock warrants. As of December 31, 2020 and 2019, the Company had 1,419,415 and 1,607,864 common stock warrants outstanding, respectively.

For the year ended December 31, 2020, 188,449 common stock warrants were exercised for 177,854 shares of common stock at a weighted average exercise price of $1.73. For the year ended December 31, 2019, 482,661 warrants were exercised for 441,307 shares of common stock at a weighted average exercise price of $1.59.   In addition, 69,114 warrants were cancelled in 2019.  The Company did not recognize compensation expense relating to the common stock warrants for the years ended December 31, 2020 and 2019 as they were all fully vested.  For the years ended December 31, 2018, the Company recognized total compensation expense of $0.3 million relating to the common stock warrants.

Stock Incentive Plan

In October 2019, the Company’s Board of Directors and stockholders adopted and approved the 2019 Equity Incentive Plan, as amended (the “2019 Plan”), as the successor to continuation of the Company’s 2017 Equity Incentive Plan, as amended (the “2017 Plan”). No further grants were made under the 2017 Plan from the date that the 2019 Plan became effective. Initially, the maximum number of shares issuable under the 2019 Plan will not exceed 19,198,875 shares of common stock, which is the sum of 1) 2,640,031 new shares and 2) an additional number of shares not to exceed 16,558,844 consisting of (a) shares that remained available for the issuance of awards under the 2017 Plan immediately prior to the effective date of the 2019 Plan and (b) shares of our common stock subject to outstanding stock options or other stock awards granted under our 2017 Plan that, on or after the date the 2019 Plan became effective, terminate, expire or are cancelled prior to exercise or settlement; are forfeited or repurchased because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time.

As of December 31, 2018, the Company maintained two equity incentive plans: (i) the 2008 Stock Plan (the “2008 Plan”) and (ii) the 2017 Plan. All awards issued in 2018 were issued pursuant to the 2017 Plan. Under the Company’s 2017 Plan and consistent with the 2008 Plan, options and other stock awards to purchase shares of common stock may be granted to employees, directors, and consultants. Incentive stock options are granted to employees and non-statutory stock options are granted to consultants and directors at an exercise price not less than 100% of the fair value (as determined by the Board of Directors) of the Company’s common stock on the date of grant. The exercise price of options granted to stockholders who hold 10% or more of the Company’s common stock on the option grant date shall not be less than 110% of the fair value of the Company’s common stock on the date of grant for both incentive and non-qualified stock option grants. These options generally vest over four years and expire ten years from the date of grant. Stock option grants may be exercisable upon grant, and any unvested shares purchased are subject to repurchase. There were no unvested shares subject to repurchase as of December 31, 2020, 2019, and 2018.

As of December 31, 2020 and 2019, 5,287,341 and 3,124,254 shares of common stock, respectively, remained available for future grants under the 2019 Plan. Under the 2019 Plan, subject to any adjustments necessary to implement any capitalization adjustments, an annual increase to the number of shares issuable is automatically added on January 1 of each year for a period of ten years commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding year.

Stock Options

Stock options are exercisable based on the terms and conditions outlined in the applicable award agreement. Stock options generally vest over four years and expire ten years from the date of grant. A summary of the Company’s stock option activity for the year ended December 31, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Life (Years)	Value
				(In thousands)
Outstanding at December 31, 2019	15,721,085	$2.44	8.4	$165,906
Granted	1,375,738	26.56
Exercised	(2,979,700)	1.82
Forfeited	(725,582)	3.14
Cancelled	(7,240)	1.42
Outstanding at December 31, 2020	13,384,301	$5.03	7.7	$500,053

Exercisable at December 31, 2019	4,349,090	$0.96	7.4	$52,367

Exercisable at December 31, 2020	7,343,948	$2.02	7.1	296,496

The total intrinsic value of options exercised was $79.6 million, $50.8 million, and $59.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The weighted average grant date fair value of options granted was $26.56, $2.68, and $1.14 in the years ended December 31, 2020, 2019 and 2018, respectively.

The total grant date fair value of options vested was $9.3 million, $2.8 million, and $3.7 million in the years ended December 31, 2020, 2019 and 2018, respectively.

The total unrecognized compensation cost related to unvested options was approximately $26.2 million at December 31, 2020. The weighted-average remaining recognition period is approximately 2.8 years.

Certain weighted-average information and assumptions used in the option-pricing model for options granted to employees, directors, and non-employees are as follows:

Year Ended December 31
	2020	2019	2018
Expected term (in years)	5.50 - 6.11	5.63 - 6.28	5.38 - 6.10
Risk-free interest rate	0.3% - 1.7%	1.5% - 2.5%	2.6% - 3.1%
Expected volatility	49.2% - 54.7%	48.6% - 49.0%	48.1% - 48.9%
Expected dividend rate	—	—	—

Restricted Stock Units

During the year ended December 31, 2020, the Company began granting restricted stock units under the 2019 Equity Incentive Plan. Restricted stock units vest based on the terms outlined in the applicable award agreement, which is generally over a period of 4 years. A summary of the Company’s restricted stock unit activity is as follows:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Outstanding at December 31, 2019	—	$—
Granted	558,008	$25.46
Vested	(48,096)	$26.08
Forfeited	(20,845)	$23.76
Outstanding at December 31, 2020	489,067	$25.47

The total intrinsic value of restricted stock units vested was $1.4 million for the year ended December 31, 2020.

The weighted-average grant date fair value of restricted stock units granted was $25.46 for the year ended December 31, 2020.

The total unrecognized compensation cost related to unvested restricted stock units was approximately $11.1 million at December 31, 2020. The weighted-average remaining recognition period is approximately 3.1 years.

Share-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees, which was included in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended
	December 31
	2020	2019	2018
Cost of services	$3,056	$537	$96
Selling and marketing	2,066	900	366
General and administrative	7,699	3,624	2,535
Total stock-based compensation expense	$12,821	$5,061	$2,997

12. Net Income (Loss) Per Share

A reconciliation of net income (loss) available to common stockholders and the number of shares in the calculation of basic and diluted net income (loss) per share follows (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2020	2019	2018

Basic net income (loss) per common share:
Numerator:
Net income (loss)	$46,459	$(8,569)	$661
Less:
Net income (loss) from discontinued operations, net of tax	—	—	(5,777)
Deemed dividends on convertible preferred stock	—	—	(425)
Net income (loss) attributable to common stockholders	$46,459	$(8,569)	$(5,541)

Denominator:
Weighted-average shares used in computing basic net income (loss) per share attributable to common stockholders	85,722,670	20,735,202	5,539,739
Basic net income (loss) per share attributable to common stockholders	$0.54	$(0.41)	$(1.00)

Diluted net income (loss) per common share:
Numerator:
Net income (loss) attributable to common stockholders	$46,459	$(8,569)	$(5,541)
Diluted net income (loss) attributable to common stockholders	$46,459	$(8,569)	$(5,541)

Denominator:
Weighted-average shares used in computing basic net income (loss) per share attributable to common stockholder	85,722,670	20,735,202	5,539,739
Effect of dilutive securities	13,332,856	—	—
Weighted-average shares used in computing diluted net income (loss) per share attributable to common stockholders	99,055,526	20,735,202	5,539,739
Diluted net income (loss) per share attributable to common stockholders	$0.47	$(0.41)	$(1.00)

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Year Ended
	December 31,
	2020	2019	2018
Redeemable convertible preferred stock	—	—	65,960,205
Options to purchase common stock	699,233	13,610,441	6,025,473
Shares issuable under ESPP	70,184	—	—
Warrants to purchase common stock	—	122,882	60,168
Warrants to purchase convertible preferred stock	—	—	260,239
Total potential dilutive shares	769,417	13,733,323	72,306,085

13. 401(k) Plan and ESPP

The Company sponsors a 401(k) defined contribution plan covering all employees and began employer contributions in 2018. The Company incurred expenses of $0.5 million, $0.4 million, and $0.3 million for the years ended December 31, 2020, 2019, and 2018 respectively.

In October 2019, the Board of Directors and stockholders also adopted and approved the 2019 Employee Stock Purchase Plan (the “ESPP”). Following the IPO, the ESPP authorized the issuance of 1,700,000 shares of common stock to purchase rights granted to our employees or to employees of our designated affiliates. As of December 31, 2020, 1,596,323 shares of common stock remained available to be issued under the ESPP. The first purchase period commenced on October 25, 2019 and ended on July 31, 2020 with proceeds of $1.1 million used for the purchase of shares of common stock. The second purchase period commenced on August 1, 2020 and ended on January 31, 2021.

14. Income Taxes

A tax benefit of $37.8 million and $1.8 million was recorded for the years ended December 31, 2020 and 2018, as part of continuing operations. A tax provision of $12,000 was recorded for the year ended December 31, 2019.

The provision/(benefit) from income taxes is composed of the following (in thousands):

	December 31,
	2020	2019	2018
Current
Federal	$—	$—	$(1,446)
State	191	12	(331)
Total Current	191	12	(1,777)
Deferred:
Federal	(28,852)	—	—
State	(9,119)	—	—
Total Deferred	(37,971)	—	—
Total provision/(benefit) from Income taxes	$(37,780)	$12	$(1,777)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2020	2019	2018
Income tax provision at statutory rate	21%	21%	21%
State income taxes, net of federal benefit	(38)	6	5
Share-based compensation	(100)	56	(2)
Warrant valuation	—	(45)	(10)
Change in valuation allowance	(317)	(35)	13
State rate change	—	—	2
Other	(2)	(3)	(3)
Effective tax rate	(436)%	—%	26%

The Company’s effective tax rate for the years ended December 31, 2020, 2019 and 2018 was (436%), 0%, and 26%, respectively. For the year ended December 31, 2020, the effective tax rate differs from the U.S. federal statutory rate primarily due to the release of the valuation allowance in this period, in addition to permanent tax adjustments, including windfalls upon the vesting of RSUs and exercise of stock options. For the year ended December 31, 2019, the effective tax rate differs from the U.S. federal statutory rate due to the increase in valuation allowance. For the year ended December 31, 2018, the effective tax rate differs from the U.S. federal statutory rate due to the decrease in valuation allowance offset by permanent tax adjustments.

Deferred Tax Balances

The components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$29,291	$24,104
Capitalized start‑up costs	11	13
Research and development credits	1,039	1,039
Stock-based compensation	3,241	1,444
Accruals and reserves	4,116	1,416
Operating lease liabilities	2,475	—
Property and equipment	154	103
Intangibles	195	624
Indirect tax	313	—
Total deferred tax assets	40,835	28,743
Valuation allowance	(225)	(28,743)
Deferred tax assets after valuation allowance	$40,610	$—
Deferred tax liabilities:
Goodwill	(392)	—
Operating lease right-of-use assets	(2,247)	—
Total deferred tax liabilities	(2,639)	—
Net deferred tax assets	$37,971	$—

Assessing the realizability of deferred tax assets requires the determination of whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. The valuation allowance decreased by approximately $1.1 million during the year ended December 31, 2018 and increased by $2.9 million during the year ended December 31, 2019. As of December 31, 2020, the Company achieved three years of cumulative income, along with projections of profitability, for which management determined that there is sufficient positive evidence to conclude that it is more likely than not that substantially all of the deferred tax assets will be realized. As such, $28.5 million of the valuation allowance has been released.

As of December 31, 2020, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $86.3 million and $85.0 million, respectively, which expire beginning in the year 2027. In addition to the above federal net operating losses, the Company has net operating losses of $19.7 million with an indefinite carryforward period. There are certain state net operating losses that follow the federal carryforward period and are indefinite in nature. The federal and California research and development tax credits are approximately $0.7 million and $0.8 million, respectively. The federal research credits will begin to expire in 2030 and the California research and development credits have no expiration date. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership changes that may occur, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Such annual limitation could result in the expiration of net operating losses and credits before their utilization. The Company has most recently performed an analysis that confirmed an ownership change has not occurred as of December 31, 2020.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2020	2019	2018
Balance at the beginning of the year	$390	$397	$397
Reductions based upon tax positions related to the current year	—	(7)	—
Balance at the end of the year	$390	$390	$397

In order for these unrecognized tax benefits to be realized, the net operating loss carryforwards must be utilized first. The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months.

The Company files U.S. federal and state income tax returns with varying statutes of limitations. All tax years since inception remain open to examination due to the carryover of unused net operating losses and tax credits.

15. Commitments and Contingencies

Arbitration/Litigation

On January 14, 2019, a vendor filed a Demand for Arbitration and Statement of Claim against the Company (“Demand”) for alleged breach of the November 10, 2017 Preferred Specialty Pharmacy Agreement (“Agreement”) between the Company and the vendor. On March 13, 2019, the Company terminated the Agreement for material breach with the vendor. On April 3, 2019, the vendor filed a Second Amended Demand for Arbitration (“SAD”) for breach of the Agreement. The vendor was seeking $25.0 million in damages, fees, interest and cost. Pursuant to a schedule set forth by the Arbitration Panel, on May 3, 2019, the Company filed a Motion to Dismiss the SAD. That Motion was fully briefed on June 14, 2019 and was decided on July 31, 2019. The Arbitration Panel dismissed two of the vendor’s four claims. The Arbitration Panel held additional hearings for the two remaining claims between August 17, 2020 and August 26, 2020. Final arguments were held on October 20, 2020. Based on a willingness to expeditiously resolve the matter, the parties proposed settlement to the panel on November 16, 2020. In December 2020, the Company finalized and settled the arbitration for $5.75 million without admission of liability to avoid further legal costs.

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

16. Related Party Transactions

In January 2018, the Company executed an agreement with a related party to sell the Eeva business, representing all of the medical device segment. Refer to Note 6 - Divestitures.

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

17. Unaudited Quarterly Results of Operations Data

The following table sets forth our unaudited quarterly consolidated results of operations for each of the eight quarterly periods in the period ended December 31, 2020. Our unaudited quarterly results of operations have been prepared on the same basis as our audited consolidated financial statements, and we believe they reflect all normal recurring adjustments necessary for the fair statement of our results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. Our historical operating data may not be indicative of our future performance.

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2019	2019	2019	2019	2020 (1)	2020 (1)	2020 (1)	2020

	(in thousands)
Revenue	$47,197	$56,168	$61,196	$65,122	$81,024	$64,605	$98,928	$100,301
Cost of services	37,233	44,716	48,876	53,353	64,422	52,650	78,092	79,635
Gross profit	9,964	11,452	12,320	11,769	16,602	11,955	20,836	20,666
Operating expenses:
Sales and marketing	2,346	3,117	3,183	3,255	3,267	3,608	3,355	4,776
General and administrative	4,508	5,981	6,068	7,370	9,904	9,419	12,653	14,729
Total operating expenses	6,854	9,098	9,251	10,625	13,171	13,027	16,008	19,505
Income (loss) from operations	3,110	2,354	3,069	1,144	3,431	(1,072)	4,828	1,161
Other income	—	—	—	—	164	3	11	32
Interest income (expense), net	(38)	(128)	(28)	136	150	5	(17)	(17)
Convertible preferred stock warrant valuation adjustment	(551)	(642)	(11,226)	(5,757)	—	—	—	—
Total other income (expense), net	(589)	(770)	(11,254)	(5,621)	314	8	(6)	15
Income (loss) before income taxes	2,521	1,584	(8,185)	(4,477)	3,745	(1,064)	4,822	1,176
Benefit (provision) for income taxes	—	(64)	(25)	77	(116)	—	—	37,896
Net income (loss)	$2,521	$1,520	$(8,210)	$(4,400)	$3,629	$(1,064)	$4,822	$39,072
Net income (loss) attributable to common stockholders	$31	$—	$(8,210)	$(4,400)	$3,629	$(1,064)	$4,822	$39,072
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$—	$(1.10)	$(0.07)	$0.04	$(0.01)	$0.06	$0.45
Diluted	$0.01	$—	$(1.10)	$(0.07)	$0.04	$(0.01)	$0.05	$0.39
Weighted-average shares used in computing net income (loss) per share:
Basic	15,120,928	5,172,209	7,472,469	64,192,100	84,537,538	85,281,151	86,265,297	86,514,619
Diluted	15,120,928	5,172,209	7,472,469	64,192,100	99,665,158	85,281,151	98,969,588	99,021,233

(1) In the fourth quarter of 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” with an adoption date of January 1, 2020. As such, quarterly financial information for the interim periods of 2020 has been recast with resulting impacts to the previously disclosed general and administrative expense of $0.4 million, $(0.7) million, and $0.5 million for the three-month periods ended March 31, 2020, June 30, 2020, and September 30, 2020, respectively. Refer to Note 2 for further discussion of the new accounting pronouncements recently adopted.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Progyny, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Progyny, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Progyny, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York

March 1, 2021

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

Other Information

The remaining information required by this item will be included under the headings “Proposal 1—Election of Directors,” “Information Regarding Director Nominees and Current Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports” in our definitive proxy statement relating to the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, which we refer to as our 2021 Proxy Statement, and such required information is incorporated herein by reference into this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item will be included under the heading “Executive Compensation,” “Non-Employee Director Compensation,” and “Information Regarding the Board of Directors and Corporate Governance” in our 2021 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be included under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2021 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10 K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the headings “Transactions with Related Persons,” and “Information Regarding the Board of Directors and Corporate Governance” in our 2021 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our 2021 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.EXHIBITS, financial statement schedules.

(a)Documents filed as part of this report:

1. List of Financial Statements

The following financial statements are included in Item 8 “Financial Statements and Supplementary Data” herein.

2. List of Financial Statement Schedules

All schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

3. List of Exhibits

The exhibits to this report are listed below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Progyny, Inc.	8-K	001-39100	3.2	10/31/2019
3.2	Amended and Restated By-laws of Progyny, Inc.	S-1	333-233965	3.4	9/27/2019
4.1	Form of common stock certificate.	S-1/A	333-233965	4.1	10/15/2019
4.2	Form of 2013 Preferred Stock Warrant.	S-1/A	333-233965	4.2	10/15/2019
4.3	Form of 2014 Preferred Stock Warrant.	S-1/A	333-233965	4.3	10/15/2019
4.4	Form of 2015 Preferred Stock Warrant.	S-1/A	333-233965	4.4	10/15/2019
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank dated October 9, 2013.	S-1/A	333-233965	4.5	10/15/2019
4.6	Description of Capital Stock.	10-K	001-39100	4.6	3/10/2020
10.1	Amended and Restated Investor Rights Agreement, dated as of March 4, 2015, by and among Progyny, Inc. and certain of its stockholders.	S-1	333-233965	10.1	9/27/2019

10.2†	Progyny, Inc. 2008 Stock Plan, as amended, and forms of agreements thereunder.	S-1	333-233965	10.2	9/27/2019
10.3†	Progyny, Inc. 2017 Equity Incentive Plan and forms of agreements thereunder.	S-8	333-233965	99.2	10/25/2019
10.4†	Amendment No. 1 to the Progyny, Inc. 2017 Equity Incentive Plan.					*
10.5†	Progyny, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-233965	10.4	10/15/2019
10.6†	Amendment No. 1 to the Progyny, Inc. 2019 Equity Incentive Plan.					*
10.7†	Progyny, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233965	10.5	10/15/2019
10.8†	Form of Indemnification Agreement.	S-1	333-233965	10.6	9/27/2019
10.9†	Amended and Restated Employment Agreement between Progyny, Inc. and David Schlanger, dated September 23, 2019.	S-1	333-233965	10.7	9/27/2019
10.10†	Amended and Restated Employment Agreement between Progyny, Inc. and Peter Anevski, dated September 25, 2019.	S-1	333-233965	10.8	9/27/2019
10.11†	Amended and Restated Employment Agreement between Progyny, Inc. and Mark Livingston dated September 15, 2020.					*
10.12†	Employment Agreement between Progyny, Inc. and Jennifer Bealer dated September 8, 2017.					*
10.13†	Employment Agreement between Progyny, Inc. and Lisa Greenbaum dated April 19, 2019.					*
10.14	Sublease Agreement, dated as of July 29, 2020 by and between IPREO Holdings, LLC and Progyny, Inc.	S-1	333-233965	10.11	9/27/2019
10.15	Loan and Security Agreement, dated as of June 8, 2018, between Silicon Valley Bank and Registrant.	S-1	333-233965	10.10	9/27/2019
10.16	Amendments to Loan and Security Agreement, dated as of June 8, 2018, between Silicon Valley Bank and Registrant.	10-Q	001-39100	10.1	8/7/2020

23.1	Consent of Independent Registered Public Accounting Firm.	*
24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).	*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	*
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*       Filed herewith.

**     Furnished herewith.

† Management contract or compensatory plan or arrangement.

#

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 16.FORM 10-K SUMMARY

none.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGYNY, INC.

Date: March 1, 2021	By:	/s/ DAVID SCHLANGER
David Schlanger
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Schlanger and Mark Livingston, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2021.

Signature	Title

/s/ DAVID SCHLANGER	Chief Executive Officer and Director
David Schlanger	(principal executive officer)

/s/ MARK LIVINGSTON	Chief Financial Officer
Mark Livingston	(principal financial and accounting officer)

/s/ BETH SEIDENBERG	Director
Beth Seidenberg, M.D.

/s/ MALISSIA CLINTON	Director
Malissia Clinton

/s/ FRED COHEN	Director
Fred Cohen, M.D., D.Phil.

/s/ KEVIN GORDON	Director
Kevin Gordon

/s/ ROGER HOLSTEIN	Director
Roger Holstein

/s/ JEFFREY PARK	Director
Jeffrey Park

/s/ NORMAN PAYSON	Director
Norman Payson, M.D.

/s/ CHERYL SCOTT	Director
Cheryl Scott