Form 10-Q
period 2021-03-31
Progyny, Inc.
filed 2021-05-07
CIK 1551306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021, the registrant had 88,525,303 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

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

SUMMARY OF RISKS AFFECTING OUR BUSINESS

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission, or the SEC, before making an investment decision regarding our common stock.

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

GENERAL

Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Progyny,” “the Company,” “we,” “our” and “us” refer to Progyny, Inc.

“Progyny®” and our other registered and common law trade names, trademarks and service marks are the property of Progyny, Inc. Other trade names, trademarks and service marks used in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

We may announce material business and financial information to our investors using our investor relations website at investors.progyny.com. We therefore encourage investors and others interested in Progyny to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progyny, Inc.

Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$29,820	$70,305
Marketable securities	77,095	38,994
Accounts receivable, net of $11,818 and $9,502 of allowance at March 31, 2021 and December 31, 2020, respectively	116,666	75,664
Prepaid expenses and other current assets	4,218	5,259
Total current assets	227,799	190,222
Property and equipment, net	3,583	3,400
Operating lease right-of-use assets	8,456	8,668
Goodwill	11,880	11,880
Intangible assets, net	973	1,213
Deferred tax assets	41,341	37,971
Other noncurrent assets	556	573
Total assets	$294,588	$253,927
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,306	$43,514
Accrued expenses and other current liabilities	43,692	34,272
Total current liabilities	100,998	77,786
Operating lease noncurrent liabilities	8,096	8,318
Other noncurrent liabilities	876	876
Total liabilities	109,970	86,980
Commitments and Contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2021 and December 31, 2020; 87,732,302 and 87,054,329 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	9	9
Additional paid-in capital	238,695	236,139
Treasury stock, at cost, $0.0001 par value; 615,980 shares at March 31, 2021 and December 31, 2020	(1,009)	(1,009)
Accumulated deficit	(53,027)	(68,193)
Accumulated other comprehensive income	(50)	1
Total stockholders’ equity	184,618	166,947
Total liabilities and stockholders’ equity	$294,588	$253,927

The accompanying notes are an integral part of these unaudited financial statements.

Progyny, Inc.

Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$122,133	$81,024
Cost of services	93,226	64,422
Gross profit	28,907	16,602
Operating expenses:
Sales and marketing	4,014	3,267
General and administrative	13,086	9,904
Total operating expenses	17,100	13,171
Income from operations	11,807	3,431
Other income (expense):
Other income	7	164
Interest income (expense), net	(18)	150
Total other income (expense), net	(11)	314
Income before income taxes	11,796	3,745
Benefit (provision) for income taxes	3,370	(116)
Net income	$15,166	$3,629
Net income attributable to common stockholders	$15,166	$3,629
Net income per share attributable to common stockholders:
Basic	$0.17	$0.04
Diluted	$0.15	$0.04
Weighted-average shares used in computing net income per share:
Basic	87,404,287	84,537,538
Diluted	100,106,497	99,665,158

The accompanying notes are an integral part of these unaudited financial statements.

Progyny, inc

Statement of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$15,166	$3,629
Other comprehensive income:
Unrealized loss on marketable securities	(51)	—
Total other comprehensive income	(51)	—
Total comprehensive income	$15,115	$3,629

The accompanying notes are an integral part of these unaudited financial statements.

Progyny, Inc.

Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

				Additional		Other
	Common Stock		Treasury	Paid in	Accumulated	Comprehensive
	Shares	Amount	Stock	Capital	Deficit	Income	Total

For the three months ended March 31, 2021:
Balance at December 31, 2020	87,054,329	$9	$(1,009)	$236,139	$(68,193)	$1	$166,947
Issuance of employee equity awards, net of shares withheld	677,973	—	—	(2,478)	—	—	(2,478)
Stock-based compensation	—	—	—	5,034	—	—	5,034
Other comprehensive income	—	—	—	—	—	(51)	(51)
Net income	—	—	—	—	15,166	—	15,166
Balance at March 31, 2021	87,732,302	$9	$(1,009)	$238,695	$(53,027)	$(50)	$184,618

For the three months ended March 31, 2020:
Balance at December 31, 2019	84,188,202	$8	$(1,009)	$228,755	$(113,483)	$—	$114,271
Issuance of employee equity awards, net of shares withheld	657,626	—	—	597	—	—	597
Stock-based compensation	—	—	—	2,049	—	—	2,049
Reduction in initial public offering costs	—	—	—	115	—	—	115
Impact of adoption of ASU 2016-13	—	—	—	—	(1,169)	—	(1,169)
Net income	—	—	—	—	3,629	—	3,629
Balance at March 31, 2020	84,845,828	$8	$(1,009)	$231,516	$(111,023)	$—	$119,492

The accompanying notes are an integral part of these unaudited financial statements.

Progyny, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$15,166	$3,629
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	(3,370)	116
Non-cash interest expense	19	19
Depreciation and amortization	422	520
Stock-based compensation expense	5,034	2,049
Bad debt expense	2,518	1,685
Changes in operating assets and liabilities:
Accounts receivable	(43,520)	(20,054)
Prepaid expenses and current other assets	1,046	561
Accounts payable	13,797	20,359
Accrued expenses and other current liabilities	9,413	3,256
Other noncurrent assets and liabilities	7	—
Net cash provided by operating activities	532	12,140

INVESTING ACTIVITIES
Purchase of property and equipment, net	(369)	(693)
Purchase of marketable securities	(62,146)	—
Sale of marketable securities	23,995	—
Net cash (used in) investing activities	(38,520)	(693)

FINANCING ACTIVITIES
Payment of initial public offering costs	—	(791)
Proceeds from exercise of stock options	539	597
Payment of employee taxes related to equity awards	(3,523)	—
Proceeds from contributions to employee stock purchase plan	487	—
Net cash (used in) financing activities	(2,497)	(194)
Net increase (decrease) in cash and cash equivalents	(40,485)	11,252
Cash and cash equivalents, beginning of period	70,305	80,382
Cash and cash equivalents, end of period	$29,820	$91,634

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$20	$68

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

The Company elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it was (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opted out of the extended transition period provided in the JOBS Act. Based on the market value of the Company’s common stock as of June 30, 2020, the Company ceased to qualify as an emerging growth company as of December 31, 2020. As a result, the Company no longer was able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and was required to adopt new or revised accounting standards as of the effective dates for public companies. Refer to Note 2 – Summary of Significant Accounting Policies below for a discussion of new accounting pronouncements adopted in the fourth quarter of 2020 with an effective date of January 1, 2020.

Basis of Presentation

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These interim financial statements have been prepared on a basis consistent with the annual financial statements and, in the opinion of management, include all adjustments necessary to fairly state our financial position as of March 31, 2021, the results of our operations for the three months ended March 31, 2021 and 2020 and the results of our cash flows for the three months ended March 31, 2021 and 2020. Therefore, these unaudited financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

The results for the three months ended March 31, 2021 are not necessarily indicative of the operating results expected for the year ending December 31, 2021 or any other future period.  Additionally, there are many uncertainties regarding the ongoing coronavirus (“COVID-19”) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it has impacted and may continue to impact its customers and members, its provider network, specialty pharmacy partners, employees, suppliers, vendors, and other business partners. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, future results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, vaccine roll-out and impact, and the economic impact on local, regional and national markets.  The overall disruption of the healthcare and fertility markets and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP generally requires management to make estimates and assumptions that affect the reported amount of certain assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and liabilities. Such estimates include, but are not limited to, the determination of revenue recognition including accrued receivables, accrued claims payable, allowance for doubtful accounts, stock-based compensation, lease liabilities, and accounting for income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

2.           Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

As stated above, clients are invoiced on a monthly basis for the PEPM administration fee. Progyny invoices the client and the member for their respective portions of the fixed fee per fertility drug, when the prescription services are completed by the specialty pharmacies. Once an invoice is issued, payment terms are typically between 30 to 60 days.

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

There are no material contract asset or contract liability balances as of March 31, 2021 and December 31, 2020.

Accrued Receivables and Accrued Claims Payable

Accrued receivables are estimated based on historical experience for those fertility benefit services provided but for which a claim has not been received from the provider clinic at the end of each period, which includes assumptions regarding the lag between authorization date and service date as well as estimates for changes and cancellations of services. At the same time, cost of services and accrued claims payables are estimated based on the amount to be paid to the provider clinic and historical gross margin achieved on fertility benefit services. Estimates are adjusted to actual at the time of billing. Adjustments to original estimates have not been material.

As of March 31, 2021 and December 31, 2020, accrued receivables were $42.0 million and $28.2 million. Accrued receivables are included within accounts receivable in the balance sheet.

Accrued claims payable of $31.9 million and $22.8 million as of March 31, 2021 and December 31, 2020, respectively, are included within accrued expenses and other current liabilities in the balance sheet.  Claims payable are paid within 30 days based on contractual terms.

As of March 31, 2021 and December 31, 2020, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $23.2 million and $16.4 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the balance sheet.

Accounts Receivable and Allowance for Doubtful Accounts

The accounts receivable balance primarily includes amounts due from clients and members. The Company estimates the allowance for doubtful accounts based on the lifetime expected credit losses for the client and member receivable pools, respectively. Under this current expected credit losses model, the Company determines the allowance for doubtful accounts based on factors such as the age of the receivable balance, historical experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions. An allowance for credit losses is applied at the time the asset is recognized. Expected credit losses are recorded as general and administrative expenses on the statements of operations. The following table provides a summary of the activity in this allowance (in thousands):

Three Months Ended March 31, 2021	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$9,502	$2,518	$(202)	$11,818

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

Pharmacy Benefit Services

Pharmacy benefit services costs include: (1) the fees for prescription drugs dispensed and clinical services provided during the reporting period by our specialty pharmacy partners; (2) costs incurred (including salaries, bonuses, benefits, stock-based compensation, other related costs, and an allocation of our general overhead, depreciation and amortization) for those employees associated with our care management service functions:  PCA, Provider Relations and Claim Processing teams; and (3) related information technology support costs. Contracts with the specialty pharmacies are typically for a term of one year.

In the specialty pharmacy contracts, the contractual fees of prescription drugs sold includes the cost of the prescription drugs purchased and shipped to members by the Company’s specialty mail service dispensing pharmacies, net of any volume-related or other discounts.

Vendor rebates

The Company receives a rebate on formulations purchased and dispensed by the Company’s specialty pharmacies. The Company’s contractual arrangements with pharmacy program partners provide for the Company to receive a discount (or rebate) from established list prices paid subsequent to dispensing when products are purchased indirectly from pharmacy program partners (such as through a specialty pharmacy). These rebates are recognized as a reduction of Cost of services when prescriptions are dispensed and are generally estimated and billed to manufacturers within 20 days of the end of each month. The effect of adjustments resulting from the reconciliation of rebates recognized to the amounts billed and collected has not been material to the Company’s results of operations.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted this standard as of January 1, 2021. The adoption of this standard did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted this standard on January 1, 2020, using the modified retrospective transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company not to reassess (i) whether any expired or existing contracts contained leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for existing leases. The Company also elected to not reassess lease terms for existing leases using hindsight and to account for each separate lease and non-lease component as a single lease component. As a result of the adoption of the new leasing guidance, the Company recorded right-of-use assets and lease liabilities of $9.5 million and $9.9 million, respectively. The right-of-use assets are classified within Operating lease right-of-use assets on the Company’s consolidated balance sheet. Lease liabilities are classified within accrued expenses and other current liabilities and operating lease noncurrent liabilities on the Company’s consolidated balance sheet. The adoption of the standard did not materially impact the Company’s statement of operations or statement of cash flows for the year ended December 31, 2020. See Note 5 – Leases for further details.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of the new standard impacted the Company’s methodology for calculating and estimating the allowance for doubtful accounts. In the fourth quarter of 2020, the Company adopted this standard as of January 1, 2020 using the modified retrospective transition method, which resulted in a cumulative-effect adjustment to accumulated deficit of $1.2 million. As disclosed in Note 17 – Unaudited Quarterly Results of Operations Data in the Company’s Annual Report on Form 10-K, quarterly financial information for interim periods of 2020 has been recast, which includes a $0.4 million impact to the previously disclosed general and administrative expense for the three month period ended March 31, 2020.

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

3.           Revenue

Disaggregated revenue

The following table disaggregates revenue by service (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Fertility benefit services revenue	$88,854	$59,433
Pharmacy benefit services revenue	33,279	21,591
Total revenue	$122,133	$81,024

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

As of March 31, 2021 and December 30, 2020, the Company had $31.3 million and $66.3 million, respectively, in financial assets held in money market accounts and $77.1 million and $39.0 million, respectively, held in marketable securities, including U.S. treasury bills. All were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets.

As of March 31, 2021 and December 31, 2020, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

5.           Leases

In September 2019, the Company’s lease agreement for its corporate headquarters commenced and will expire in May 2029. Pursuant to the lease, the Company will pay the base rent of approximately $1.3 million per annum through the end of the fifth lease year and approximately $1.4 million per annum thereafter through the expiration date.

The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for our operating lease for the three months ended March 31, 2021 and March 31, 2020 was $0.3 million and $0.4 million, respectively.

Information related to our leases is as follows (in thousands):

	Balance Sheet Location	March 31, 2021	December 31, 2020
Operating Leases
Right-of-use asset	Operating lease right-of-use assets	$8,456	$8,668
Short-term lease liabilities	Accrued expenses and other current liabilities	$1,231	$1,231
Long-term lease liabilities	Operating lease noncurrent liabilities	$8,096	$8,318

Other information
Cash outflows from operating activities attributable to operating leases		$321	$820
Weighted average remaining lease term, operating lease		8.2 years	8.4 years
Weighted average discount rate, operating lease		4.29%	4.29%

Future minimum facility lease payments as of March 31, 2021, were as follows:

Operating Lease Payments as of March 31, 2021
Year Ending December 31:
2021	$964
2022	1,286
2023	1,286
2024	1,326
2025	1,407
Thereafter	4,807
Total undiscounted lease payments	$11,076
Less: imputed interest	1,749
Present value of lease liabilities	$9,327
Less: current portion of operating lease liabilities	1,231
Operating lease noncurrent liabilities	$8,096

6.           Debt

In June 2018, the Company entered into a loan agreement with Silicon Valley Bank for a revolving line of credit up to $15.0 million based upon an advance rate of 80% on “eligible” accounts receivable to fund its working capital and other general corporate needs, which was amended in April 2019, January 2020, June 2020, and February 2021 (as amended, the “SVB Line of Credit”). Eligible accounts receivable is defined in the loan agreement as accounts billed with aging 90 days or less and excludes accounts receivable due for member copayments, coinsurance, and deductibles.

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

The Company was in compliance with all requirements and covenants of the revolving credit facility as of March 31, 2021 and December 31, 2020.

As of both March 31, 2021 and December 31, 2020, the Company had $0 drawn on the SVB Line of Credit. The Company recorded interest expense on the SVB Line of Credit of $18,750 and $0 during the three months ended March 31, 2021 and 2020, respectively.

7.         Commitments and Contingencies

Arbitration/Litigation

On January 14, 2019, a vendor filed a Demand for Arbitration and Statement of Claim against the Company (“Demand”) for alleged breach of the November 10, 2017 Preferred Specialty Pharmacy Agreement (“Agreement”) between the Company and the vendor. On March 13, 2019, the Company terminated the Agreement for material breach by the vendor. On April 3, 2019, the vendor filed a Second Amended Demand for Arbitration (“SAD”) for breach of the Agreement. The vendor was seeking $25.0 million in damages, fees, interest and cost. Pursuant to a schedule set forth by the Arbitration Panel, on May 3, 2019, the Company filed a Motion to Dismiss the SAD. That Motion was fully briefed on June 14, 2019 and was decided on July 31, 2019. The Arbitration Panel dismissed two of the vendor’s four claims. The Arbitration Panel held additional hearings for the two remaining claims between August 17, 2020 and August 26, 2020. Final arguments were held on October 20, 2020. To expeditiously resolve the matter, the parties proposed a settlement to the panel on November 16, 2020. In December 2020, the Company finalized and settled the arbitration for $5.75 million without admission of liability to avoid further legal costs.

The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations, or cash flows.

8.           Stock-based Compensation

The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Three Months Ended
	March 31
	2021	2020
Cost of services	$1,287	$337
Selling and marketing	681	237
General and administrative	3,066	1,475
Total stock-based compensation expense	$5,034	$2,049

9.           Income Taxes

For the three months ended March 31, 2021 and 2020, the Company calculated its year-to-date provision for income taxes by applying the estimated annual effective tax rate to the year-to-date profit from operations before income taxes and adjusts the provision for income taxes for discrete tax items recorded in the period. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income before income taxes and any significant permanent tax items.  During the three months ended March 31, 2021, the Company recorded a benefit for taxes of $3.4 million primarily due to equity compensation activity that occurred during the period. During the three months ended March 31, 2020, the Company recorded a provision for taxes of $0.1 million.

10.           Net Income Per Share

Basic net income per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted net income per share attributable to common stockholders is computed by dividing the diluted net income attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming dilutive effect of outstanding common stock options, restricted stock units, and common stock warrants. In periods when the Company has incurred a net loss, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

A reconciliation of net income available to common stockholders and the number of shares in the calculation of basic and diluted net income per share follows (in thousands, except share and per share amounts):

	Three Months Ended
	March 31
	2021	2020

Basic net income per common share:
Numerator:
Net income	$15,166	$3,629

Denominator:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	87,404,287	84,537,538
Basic net income per share attributable to common stockholders	$0.17	$0.04

Diluted net income per common share:
Numerator:
Net income attributable to common stockholders	$15,166	$3,629
Diluted net income attributable to common stockholders	$15,166	$3,629

Denominator:
Weighted-average shares used in computing basic net income per share attributable to common stockholder	87,404,287	84,537,538
Effect of dilutive securities	12,702,210	15,127,620
Weighted-average shares used in computing diluted net income per share attributable to common stockholders	100,106,497	99,665,158
Diluted net income per share attributable to common stockholders	$0.15	$0.04

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted loss per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Three Months Ended
	March 31,
	2021	2020
Options to purchase common stock	389,514	256,679
Shares issuable under ESPP	2,055	—
Restricted stock units	4,100	115,741
Total	395,669	372,420

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or the SEC, on March 1, 2021. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

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

Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our base of current clients under contract to over 180. We have retained substantially all of our clients since inception, and our member satisfaction is evidenced by our industry-leading Net Promoter Score, or NPS, of +79 for our fertility benefits solution and +81 for our integrated pharmacy benefits solution, Progyny Rx as of December 31, 2020. We currently have contracts to provide coverage to approximately 2.7 million employees and their partners (known in our industry as covered lives), who we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

			Progyny In‑Network
		Progyny In‑Network	Provider Clinic
	National Averages	Provider Clinic	Averages
	for All Provider	Averages	for Progyny
Outcome	Clinics	for All Patients	Members Only(3)
Single embryo transfer rate(1)	64.0%	67.1%	90.1%
Pregnancy rate per IVF transfer(1)	53.0%	54.7%	61.4%
Miscarriage rate(1)	18.6%	18.4%	13.8%
Live birth rate(2)	42.2%	43.6%	52.9%
IVF multiples rate(2)	9.9%	9.1%	2.8%
(1)	Calculated based on the Society for Assisted Reproductive Technology, or SART, 2018 National Summary Report, finalized in 2021.
(2)	Calculated based on CDC, 2019 National Summary and Clinic Data Sets, published in 2021.
(3)	Calculated based on the 12-month period ended December 31, 2020.

Fertility Benefits Solution.   Our fertility benefits solution includes providing members with access to effective and cost-efficient fertility treatments through our Smart Cycle plan design. Smart Cycles are proprietary treatment bundles designed by us to include those medical services available to our members through our selective network of high-quality fertility specialists. Medical services under our Smart Cycles include everything needed for a comprehensive fertility treatment cycle, including all necessary diagnostic testing and access to the latest technology (such as, in the case of in vitro fertilization, or IVF, preimplantation genetic testing). We currently offer 17 different Smart Cycle treatment bundles, which may be used in various combinations depending on the member’s need. Each Smart Cycle treatment bundle has a separate unit value (i.e., some have fractional values and some have whole values). Our clients contract to purchase a cumulative Smart Cycle unit value per eligible member. These can range from one to an unlimited unit value. Members, in consultation with their or their Patient Care Advocates, or PCAs, can choose their preferred provider clinics within our network and utilize the specific Smart Cycle treatment bundles necessary for the treatment pathway they determine throughout their fertility journey.

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

Our Clients. We currently have contracts to serve over 180 employers in the United States across more than 30 industries.  Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 500,000 employees, represent approximately 2.7 million covered lives under contract.

Revenue Model

Our clients primarily contract with us to provide our fertility benefits solution and, where added on by our clients, our Progyny Rx solution. Our revenue has both a utilization-based component and a population-based component, as follows:

●	Utilization Component. Clients pay us for the fertility benefits and Progyny Rx solutions utilized by their employees. With respect to the fertility benefits solution, we bill clients for Smart Cycles in accordance with our bundled case rates, which vary by the type of fertility service rendered and clinic location. Case rates include all third-party fertility specialists, anesthesiology and laboratory services, as well as all of our care management services. With respect to Progyny Rx, we bill the client for the fertility medication dispensed to their employees in connection with the authorized fertility treatments. Medication fees also include our formulary management, drug utilization review and cost containment services and other care management services.
●	Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% and 2% of our total revenue for the three months ended March 31, 2021 and 2020, respectively.

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

Member and Client Base.  Our addressable market is primarily large self-insured employers. There are approximately 8,000 employers in the United States (excluding quasi-governmental entities, such as universities and school systems, and labor unions) who have a minimum of 1,000 employees, representing approximately 69 million potential covered lives in total. Our current member base of approximately 2.7 million lives under contract represents a single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of March 31, 2021 and December 31, 2020, we served 179 and 135 clients, respectively.

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

	As of March 31,		As of December 31,
	2021		2020
Client Tier (Members)	Clients	Members	Clients	Members
Up to 2,500	39	69,000	23	38,000
2,501 - 10,000	91	469,000	74	393,000
10,001 - 50,000	41	894,000	30	645,000
Greater than 50,000	8	1,287,000	8	1,259,000
Total	179	2,719,000	135	2,335,000

Benefits Utilization.  A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to approximately 2.7 million members as of March 31, 2021.

The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented:

	Three Months Ended
	March 31,
	2021	2020
Assisted Reproductive Treatment (ART) Cycles(1)	6,558	4,443
Utilization - All Members(2)	0.54%	0.46%
Utilization - Female Only(2)	0.47%	0.41%
Average Members	2,657,000	2,052,000
(1)	Represents the number of ART cycles performed, including IVF with a fresh embryo transfer, IVF freeze all cycles/embryo banking, frozen embryo transfers and egg freezing.
(2)	Represents the member utilization rate for all services, including but not limited to, ART cycles, initial consultations, IUIs and genetic testing. The utilization rate for all members includes all unique members (female and male) who utilize the benefit during that period while the utilization rate for female only includes only unique females who utilize the benefit during that period. For the purposes of calculating utilization rates in any given period, the results reflect the number of unique members utilizing the benefit for that period. Individual periods cannot be combined as member treatments may span multiple periods.

Impact of COVID-19 on our Business

The COVID-19 pandemic has significantly impacted various markets around the world, including the United States. Although public and private sector policies and initiatives to reduce the transmission of COVID-19 have varied significantly across the United States, but as of March 31, 2021, a significant percentage of the U.S. population remained subject to meaningful restrictions on activities, which included school closures, limitations on large gatherings and other policies to promote or enforce physical distancing. As described below, these restrictions and our responses to them have significantly impacted and may continue to impact how our members use our services, access our providers, and how our employees work and provide services to our clients and members, resulting in an impact on our revenue.

Employee safety is our first priority, and as a result, we have implemented a remote working policy for all of our employees. Although we re-opened our corporate offices for a small group of employees, while implementing additional safety measures including testing, masks and social distancing protocols, the majority of our employees continue to work remotely. We are also working closely with all of our clients, members, providers and other external business partners. We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate monitor liquidity, as necessary, and ensure that our business can continue to operate during these uncertain times.

The outbreak and preventative measures taken to contain COVID-19, especially in the first half of 2020, negatively impacted our members’ access to care due to a temporary unavailability of the full range of fertility treatments at our provider clinics. On March 17, 2020, the American Society for Reproductive Medicine, or ASRM, issued guidelines recommending the suspension of new treatment cycles.  As a result, the significant majority of our members were unable to complete diagnostics or initiate new treatment cycles, and our volumes declined precipitously as of that date. ASRM continued to update its guidelines to reaffirm those provided on May 11, 2020, providing fertility clinics with a path for the safe and gradual resumption of patient care.  Additionally, most state and local governments have eased stay-at-home orders and allowed for the resumption of non-emergent medical procedures.  Most of our clinics resumed services towards the end of the second quarter of 2020, which led to an increase in benefits utilization as compared to the end of the first quarter of 2020.  The COVID-19 pandemic did continue to have a negative impact on our revenue growth during the three months ended March 31, 2021.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, future results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including, without limitation, new information that may emerge concerning COVID-19; the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the imposition of protective public safety measures; and the economic impact on local, regional and national markets. To the extent that the markets we serve experience increased cases of COVID-19, state or local governments may reinstitute measures to control its spread, which could again negatively impact our members’ access to care. We will continue to evaluate the nature and extent of these potential impacts to our business, results of operations and liquidity.

For additional information on the various risks posed by the COVID-19 pandemic, please read Part II, Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q.

Components of Results of Operations

Revenue

Revenue includes fertility benefits solution revenue, pharmacy benefits solution revenue and PEPM fees.

Fertility Benefits Solution Revenue

Fertility benefits solution revenue primarily represents utilization of our fertility benefits solution. Our client contracts are typically for a three-year term and pricing for this solution is established for each Smart Cycle treatment bundle, based in part on when the client first became a client and the number of members covered under the solution. Fertility benefits solution revenue includes amounts we receive directly from members, including deductibles, co-insurance and co-payments associated with the treatments under the fertility benefits solution. Revenue is recognized based on the negotiated price with our clients and includes the portion to be paid directly by the member. Revenue is recognized when the Smart Cycle is completed for a member. Revenue is also accrued for authorized Smart Cycles rendered based on member appointments scheduled with a fertility specialist in our network but for which no claim has yet been reported.

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

Vendor Rebates

We receive a rebate on certain medications purchased by our specialty pharmacies. Our contractual arrangements with pharmacy program partners provide for us to receive a rebate from established list prices, which is paid subsequent to dispensing. These rebates are recorded as a reduction to cost of services when prescriptions are dispensed.

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

Other Income (Expense), net

Other income (expense) includes investment income and interest income (expense).

Benefit (Provision) for Income Taxes

We are subject to income taxes in the United States. Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2020, we determined that there was sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets were realizable and released substantially all of our valuation allowance. We continue to maintain this position as of March 31, 2021.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)

Statements of Operations Data:
Revenue	$122,133	$81,024
Cost of services(1)	93,226	64,422
Gross profit	28,907	16,602
Operating expenses:
Sales and marketing(1)	4,014	3,267
General and administrative(1)	13,086	9,904
Total operating expenses	17,100	13,171
Income from operations	11,807	3,431
Other income (expense), net	(11)	314
Income before income taxes	11,796	3,745
Benefit (provision) for income taxes	3,370	(116)
Net income	$15,166	$3,629
(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31,
	2021	2020

Cost of services	$1,287	$337
Sales and marketing	681	237
General and administrative	3,066	1,475
Total stock‑based compensation expense	$5,034	$2,049

	Three Months Ended
	March 31,
	2021	2020

Statements of Operations Data, as a percentage of revenue:
Revenue	100%	100%
Cost of services	76	79
Gross profit	24	21
Operating expenses:
Sales and marketing	3	4
General and administrative	11	12
Total operating expenses	14	16
Income from operations	10	5
Other income (expense), net	(0)	0
Income before income taxes	10	5
Benefit (provision) for income taxes	3	—
Net income	12%	5%

Non-GAAP Financial Measure – Adjusted EBITDA

Adjusted EBITDA is a supplemental financial measure that is not required by, or presented in accordance with, U.S. GAAP. We believe that Adjusted EBITDA, when taken together with our U.S. GAAP financial results, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, determining incentive compensation, evaluating our operating performance, and for internal planning and forecasting purposes.

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of Adjusted EBITDA include: (1) it does not properly reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including other income and interest (income) expense, net; (5) it does not reflect tax payments that may represent a reduction in cash available to us; and (7) it does not include legal fees associated with a vendor arbitration. In addition, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net income from continuing operations and other U.S. GAAP results.

We calculate Adjusted EBITDA as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, other income, interest (income) expense, net, (benefit) provision for income taxes, legal fees associated with a vendor arbitration. The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Net income	$15,166	$3,629
Add:
Depreciation and amortization	422	520
Stock‑based compensation	5,034	2,049
Other income	(7)	(164)
Interest (income) expense, net	18	(150)
(Benefit) provision for income taxes	(3,370)	116
Legal fees associated with a vendor arbitration	—	693
Adjusted EBITDA	$17,263	$6,693

Comparison of Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months
	Ended March 31,
	2021	2020	% Change

	(dollars in thousands)

Revenue	$122,133	$81,024	51%

Revenue increased by $41.1 million, or 51%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase is primarily due to a $29.4 million, or 50% increase in revenue from our fertility benefits solution and a $11.7 million or 54% increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added Progyny Rx benefit. Progyny Rx revenue growth outpaces the fertility benefits revenue growth as Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefit solution clients since its initial launch. In addition, our revenue growth for the three months ended March 31, 2020 was negatively impacted by the short-term pause in treatments due to COVID-19.

Cost of Services

	Three Months
	Ended March 31,
	2021	2020	% Change

	(dollars in thousands)

Cost of services	$93,226	$64,422	45%

Cost of services increased by $28.8 million, or 45%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered as well as increases in personnel-related costs, including stock-based compensation.

Gross Profit and Gross Margin

	Three Months
	Ended March 31,
	2021	2020	% Change

	(dollars in thousands)

Gross profit	$28,907	$16,602	74%
Gross margin	23.7%	20.5%

Gross profit increased by $12.3 million, or 74%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Gross margin increased 320 basis points for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to favorable new terms with our pharmacy program partners, the net impact of regular contract renewals with our providers as well as continued efficiencies gained across our care management services. Gross margin in the three months ended March 31, 2020 was also affected by our decision to keep all care management staff in place, despite the pause in treatments caused by COVID-19.

Operating Expenses

Sales and Marketing Expense

	Three Months
	Ended March 31,
	2021	2020	% Change

	(dollars in thousands)

Sales and marketing	$4,014	$3,267	23%

Sales and marketing expense increased by $0.7 million, or 23%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to a $1.0 million increase in personnel-related costs (including a $0.4 million increase in stock-based compensation) relating to additional headcount and commissions for sales and marketing functions, which was partially offset by lower travel and other overhead costs expenses due to COVID-19.

General and Administrative Expense

	Three Months
	Ended March 31,
	2021	2020	% Change

	(dollars in thousands)

General and administrative	$13,086	$9,904	32%

General and administrative expense increased by $3.2 million, or 32%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily due to a $2.4 million increase in personnel-related costs (including a $1.6 million increase in stock-based compensation) as a result of additional headcount for general and administrative functions, a $0.8 million increase in bad debt expense, and a $0.8 million increase in other related general and administrative expenses. These increases were partially offset by a $0.8 million decrease in legal costs compared to the three months ended March 31, 2020 for a vendor arbitration, which was settled in the fourth quarter of 2020.

Other Income (Expense), Net

	Three Months
	Ended March 31,
	2021	2020	% Change

	(dollars in thousands)

Other income (expense), net	($11)	$314	NM

Other income (expense), net decreased by $0.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a $0.2 million decrease in interest earned on investments as well as a decrease of $0.1 million in investment income.

Benefit (Provision) for Income Taxes

	Three Months
	Ended March 31,
	2021	2020	% Change

	(dollars in thousands)

Benefit (provision) for income taxes	$3,370	($116)	NM

For the three months ended March 31, 2021, we recorded a benefit for income taxes of $3.4 million primarily due to equity compensation activity that occurred during the period. For the three months ended March 31, 2020, we recorded a provision for state income taxes of $0.1 million.

Liquidity and Capital Resources

As of March 31, 2021, we had $29.8 million of cash and cash equivalents, $77.1 million of marketable securities, and $15.0 million of cash available on the revolving line of credit with Silicon Valley Bank. Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities as further detailed below. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

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

Other than the impact on our revenues and the related cash flows resulting from the various restrictions on activities due to the COVID-19 pandemic, our sources and uses of cash were not otherwise materially impacted by the COVID-19 pandemic in the three months ended March 31, 2021 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic may have on our business and financial results. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. For additional information on the various risks posed by the COVID-19 pandemic, please read Part II, Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q.

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

In June 2018, we entered into an agreement with Silicon Valley Bank to replace our then-outstanding term loan with a revolving line of credit of up to $15.0 million that will mature on June 8, 2021, which agreement was amended in April 2019, January 2020, June 2020, and February 2021. The available revolving line of credit is based upon an advance rate of 80% of “eligible” accounts receivable and may be used to fund our working capital and other general corporate needs. Eligible accounts receivable includes accounts billed with aging 90 days or less and excludes accounts receivable due for member copayments, coinsurance, and deductibles. When we hold unrestricted cash balances greater than $5.0 million, interest accrues at a floating rate per annum equal to the greater of prime rate or 4.75%. If the unrestricted cash balance is less than $5.0 million, interest accrues at a floating rate per annum equal to the greater of prime rate plus 0.5% or 4.75%, with interest payable monthly. The line of credit contains customary affirmative and negative covenants, as well as a financial covenant that requires us to achieve a specified minimum quarterly revenue as defined in the agreement. As of March 31, 2021 and December 31, 2020, we were in compliance with all requirements and covenants of the revolving credit facility.

The following table summarizes our cash flows from operations for the periods presented:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)

Cash provided by operating activities	$532	$12,140
Cash (used in) investing activities	(38,520)	(693)
Cash (used in) financing activities	(2,497)	(194)
Net increase (decrease) in cash and cash equivalents from continuing operations	$(40,485)	$11,252

Operating Activities

Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2021, primarily consisting of net income of $15.2 million adjusted for certain non-cash items, which include $5.0 million of stock-based compensation expense, $3.4 million of deferred tax benefit, $2.5 million of bad debt expense, and $0.4 million of depreciation and amortization. Changes in operating assets and liabilities resulted in cash used in operating activities from an increase in accounts receivable of $43.5 million, partially offset by cash provided by operating activities from increases in accounts payable of $13.8 million and accrued expenses and other current liabilities of $9.4 million, and decreases in prepaid expenses and other current assets of $1.0 million.  These changes were a result of the impact of revenue growth and our operating results as well as the timing of payments to third party providers and collections from customers. Net cash provided by operating activities for the three months ended March 31, 2021 was affected by a change in the payment timing for our pharmaceutical partner arrangements.

Net cash provided by operating activities was $12.1 million for the three months ended March 31, 2020, primarily consisting of a $3.6 million net income from continuing operations adjusted for certain non-cash items, which include $2.0 million of stock-based compensation expense, $1.7 million from bad debt expense, $0.5 million of depreciation and amortization, and $0.1 million of tax and interest expense. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $20.1 million, offset by cash provided by operating activities from increases in accounts payable of $20.3 million and accrued expenses and other current liabilities of $3.3 million, and decreases in prepaid assets and other assets of $0.6 million.  These changes are a result of the impact of revenue growth combined with the timing of payments to third party providers and collections from clients.

Investing Activities

Net cash used in investing activities was $38.5 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.  During the three months ended March 31, 2021, the net cash used primarily consisted of net investments of $38.2 million in marketable securities. The remainder of the activity consisted of purchases of computers, software, and leasehold improvements, including leasehold improvements associated with the buildout of our new corporate office which was occupied in February 2020.

Financing Activities

Net cash used in financing activities was $2.5 million for the three months ended March 31, 2021, consisting of payments of $3.5 million for employee taxes related to equity awards, partially offset by $0.5 million in proceeds from stock option exercises and $0.5 million in proceeds from contributions to our employee stock purchase plan.

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2020 consisting of payments of $0.8 million for IPO costs offset by $0.6 million from stock option exercises.

Contractual Obligations and Commitments

Other than changes which occur in the ordinary course of business, as of March 31, 2021, there were no material changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, except for operating leases entered into in the normal course of business.

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

For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K as well as Note 1 – Business and Basis of Presentation and Note 2 – Summary of Significant Accounting Policies in the notes to the financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. There have been no material changes to the Company’s critical accounting policies and estimates since our Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

For a full discussion of recently adopted accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies, to the financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

Prior to December 31, 2020, we were an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) were no longer an emerging growth company or (2) affirmatively and irrevocably opted out of the extended transition period provided in the JOBS Act. Based on the market value of our common stock held by non-affiliates as of June 30, 2020, we ceased to qualify as an emerging growth company as of December 31, 2020. As a result, the Company no longer was able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and was required to adopt new or revised accounting standards as of the effective dates for public companies. Refer to Note 2 – Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements adopted in the fourth quarter of 2020 with an effective date of January 1, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

As of March 31, 2021, we had cash and cash equivalents of $29.8 million and marketable securities of $77.1 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments.  A hypothetical 10% change in interest rates would not result in a material impact on our financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1 “Financial Statements (Unaudited) — Note 7 — Commitments and Contingencies — Arbitration/Litigation.”

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider all of the information in this Quarterly Report on Form 10-Q, including the section titled “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The risks described below are not the only ones we face. Any of the following risks could materially and adversely affect our business, financial condition and results of operations, the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

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

The ongoing COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. Our revenue growth for the three months ended March 31, 2021 and 2020 were negatively impacted by COVID-19 and our revenue growth in future periods may continue to be adversely impacted by COVID-19. Our providers have and may in the future delay new fertility cycles because they operate in areas acutely affected by the COVID-19 pandemic, on account of executive orders to postpone non-emergent surgeries or other medical treatments, or in order to conserve medical resources for non-fertility related medical treatments. Many of our members live in communities that are acutely affected by the COVID-19 pandemic and have delayed and may not want to continue or begin new fertility cycles during the pandemic. The lack of research on the impact of COVID-19 vaccines on pregnancy may also affect member behavior and utilization. Furthermore, as certain of our potential clients experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the spread of COVID-19, they have and may continue to decrease their spending on health benefits and delay or cancel implementation of fertility benefits. Each of these factors could affect our utilization rates and the number of members enrolled in our clients’ benefit plans.

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

We have provided and may continue to provide guidance about our business and future operating results.  On May 6, 2021, we issued guidance for the second quarter of 2021 and full year 2021. In developing this guidance, our management must make certain assumptions and judgments about its future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic and the associated economic uncertainty on our business and the timing and scope of economic recovery globally and how long it will take both clinics and patients to return to normal practice volumes, which are inherently difficult to predict. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions or economic conditions, some of which may change. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, and which could adversely affect our business and future operating results. There are no comparable recent events that provide insights as to the probable effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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

We currently have contracts to serve over 180 employers in the United States across more than 30 industries. For the three months ended March 31, 2021, two clients accounted for 17% and 15%, or a combined 32%, of our total revenue.  No other clients accounted for more than 10% for the three months ended March 31, 2021. For the three months ended March 31, 2020, two clients accounted for 17% and 16% of revenue, or a combined 33% of our total revenue. Engagement with these clients is generally covered through contracts that are multi-year in duration. One or both of these clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. Clients could also renegotiate pricing terms at the time of renewal, which could have a negative impact on our revenue. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.

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

If we lose our relationship with one or more key pharmacy program partners, or if the rebates provided by pharmacy program partners decline, our business and results of operations could be adversely affected.

We maintain contractual relationships with select pharmacy program partners, which provide us with access to limited distribution specialty pharmaceutical rebates for drugs we purchase. While we have contractual relationships with such pharmacy program partners, they in turn often negotiate complex and multi-party pricing structures with other industry participants, and we have no control over the policies and strategies implemented in negotiating these pricing structures, and such structures may set or significantly impact market prices for prescription drugs we purchase and associated rebates for such drugs. Pharmacy program partners generally direct medication pricing by setting medication list prices and offering rebates and/or discounts for their medications. Various market considerations—such as the number of competitor medications, the availability of alternative treatment options, and negotiated rates among industry participants—impact the list prices for medications. Our ability to obtain specialty pharmaceutical rebates, our relative bargaining power, the value of any such rebates and our ability to generate revenue are directly affected by the pricing structures in place among the various industry participants, and changes in medication pricing and in the general pricing structures, whether due to regulatory requirements, competitive pressures or otherwise, could have an adverse effect on our business, financial condition and results of operations. Further, the consolidation of pharmaceutical manufacturers, the shortages of drugs provided by such manufacturers, the termination or material alteration of our contractual relationships, or our failure to renew such contracts on favorable terms could have a material adverse effect on our business and results of operations.

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

●	HIPAA Transaction and Identifier Standards. HIPAA and its implementing regulations mandate format and data content standards and provider identifier standards (known as the National Provider Identifier) that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. HHS has established standards that health plans must use for electronic fund transfers with providers, has established operating rules for certain transactions, and is in the process of establishing operating rules to promote uniformity in the implementation of the remaining types of covered transactions. The ACA also requires HHS to establish standards for health claims attachment transactions. HHS has modified the standards for electronic healthcare transactions (such as eligibility, claims submission and payment and electronic remittance) from Version 4010/4010A to Version 5010. Further, HHS now requires the use of updated standard code sets for diagnoses and procedures known as the ICD-10 code sets. Enforcement of compliance with these standards falls under HHS and is carried out by CMS.

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

In recent years, there have been a number of reform efforts, including from federal and state legislatures as well as the HHS OIG, around PBM program pricing and transparency that could affect our business.  Current PBM laws and regulations govern, and proposed legislation and regulations may govern and/or further restrict critical PBM practices, including, among other things, disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers or pharmacy program partners, rules governing contractual provisions between PBMs and their contracted payers and/or pharmacies, and registration or licensing of PBMs. For example, in 2019, the U.S. Senate and House of Representatives proposed a number of bills that would, among other things, require PBMs to submit information on their costs, fees and rebates, requiring 100% of the rebates to be passed on to consumers, and/or impose rebates on manufacturers that chose to increase their drug prices more rapidly than inflation. Further, the U.S. Supreme Court’s recent decision in Rutledge v. Pharm. Care Mgmt. Ass’n on December 10, 2020, which held that an Arkansas state law requiring PBMs to reimburse pharmacies at a price equal to or greater than the price pharmacies pay in purchasing medications from a wholesaler, was not preempted by the federal ERISA statute. The Supreme Court’s ruling solidifies the legality of state-level legislation regulating PBMs, which may encourage a new wave of legislation aimed at controlling prescription drug costs and providing pricing transparency. In the wake of the Rutledge ruling, for example, New York has already reintroduced previously vetoed PBM legislation and Governor Andrew Cuomo has issued an Executive Budget for 2022 that highlights the need for PBM accountability. At least 10 states have proposed new PBM legislation in 2021 alone, including New York, Texas, and Florida. A number of these proposed laws would require PBMs to submit annual transparency reports or otherwise disclose contractual arrangements with health benefit plans or health insurance issuers, or allow regulators to conduct audits of PBM operations. Additionally, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the National Association of Insurance Commissioners, have issued model regulations or may propose future model regulations concerning PBM operations. PBM credentialing organizations may also establish voluntary standards regarding PBM activities. While the model regulations and standards of these quasi-regulatory or credentialing organizations are not legal requirements, federal and state lawmakers may be influenced to adopt similar legislation and such model regulations and standards may also impact client expectations or requirements for PBM services. PBM operations may also be subject to federal and state fraud and abuse laws. We do not believe our operations are directly subject to such laws (including the recent finalization of regulations under the federal anti-kickback statute directly applicable to PBMs) as the PBM solutions and services we provide are not reimbursed by government healthcare payors.  Some states’ anti-kickback and false claims laws may be broader in scope than analogous federal laws and may apply to items and services reimbursed by any third-party payor, including private insurers, self-insured employers and on a cash basis by patients, and may be applicable to us.

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

We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients or vendors in connection with commercial disputes or employment claims made by our current or former employees. We are unable to predict the outcome of any legal proceedings. Such proceedings might result in substantial costs, regardless of the outcome, and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations.  As described in Part II, Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q, we were subject to a vendor arbitration that was recently settled in December 2020. As part of our settlement and to avoid further costs, we agreed to pay the vendor a total of $5.75 million. Insurance might not cover litigation claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial condition and results of operations.

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

Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. As of January 1, 2020, we adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective transition method and recorded a right-of-use asset and lease liabilities of $9.5 million and $9.9 million, respectively. In addition, as of January 1, 2020, we also adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) using the modified retrospective transition method, which resulted in a cumulative-effect adjustment to accumulated deficit of $1.2 million and impacted our methodology for calculating and estimating our allowance for doubtful accounts. See Note 2 – Summary of Significant Accounting Policies included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information on recently adopted accounting standards.  A change in accounting principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change. The adoption of new or revised accounting principles may require us to make changes to our systems, processes and control, which could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations, retroactively affect previously reported results or require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards.

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

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. For example, in connection with our audit of the fiscal year 2018 financial statements, we and our independent registered public accounting firm identified one material weakness in our controls related to the lack of review and oversight over financial reporting, which we determined we had remediated as of December 31, 2019. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

In the first quarter of 2021, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.

The following table provides a summary of shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans in the three months ended March 31, 2021:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program

January 1, 2021 through January 31, 2021	2,099	$46.89	—	$—
February 1, 2021 through February 28, 2021	150	48.55	—	—
March 1, 2021 through March 31, 2021	12,760	45.71	—	—
Total shares repurchased	15,009	$45.90	—	$—

(1) Represents shares withheld on net settlements of restricted stock units that vested under our equity incentive plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Progyny, Inc.	8-K	001-39100	3.1	10/31/2019
3.2	Amended and Restated By-laws of Progyny, Inc.	S-1	333-233965	3.4	9/27/2019
4.1	Form of common stock certificate	S-1/A	333-233965	4.1	10/15/2019
4.2	Form of 2013 Preferred Stock Warrant.	S-1/A	333-233965	4.2	10/15/2019
4.3	Form of 2014 Preferred Stock Warrant.	S-1/A	333-233965	4.3	10/15/2019
4.4	Form of 2015 Preferred Stock Warrant.	S-1/A	333-233965	4.4	10/15/2019
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank dated October 9, 2013.	S-1/A	333-233965	4.5	10/15/2019
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Progyny, Inc. (Registrant)

Date: May 7, 2021	By:	/s/ David Schlanger
David Schlanger
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Mark Livingston
Mark Livingston
Chief Financial Officer (Principal Financial and Accounting Officer)