Form 10-Q
period 2021-06-30
Progyny, Inc.
filed 2021-08-06
CIK 1551306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 31, 2021, the registrant had 89,393,728 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position, our ability to acquire or invest in complementary businesses, products, and technologies, our ability to achieve profitability on an annual basis and sustain such profitability, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, our business strategy and our ability to acquire new clients and successfully engage new and existing clients, our ability to effectively manage our growth and compete effectively with existing competitors and new market entrants, impact of recently adopted accounting pronouncements; our ability to attract and retain qualified employees and key personnel; the plans and objectives of management for future operations and capital expenditures, and the impact of the COVID-19 pandemic, including variants,  on our business, operations, and the markets and communities in which we and our clients, members and providers operate are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

•	The COVID-19 pandemic has had and is expected to continue to have, and similar health epidemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our clients, members and providers operate.
•	We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
•	The fertility market in which we participate is competitive, and if we do not continue to compete effectively, our results of operations could be harmed.
•	Our business depends on our ability to retain our existing clients and increase the adoption of our services within our client base. Any failure to do so would harm our business, financial condition and results of operations.
•	Our largest clients account for a significant portion of our revenue and a significant number of our clients are in the technology industry. The loss of one or more of these clients, changes to pricing terms with these clients or changes within the technology industry could negatively impact our business, financial condition and results of operations.
•	If we are unable to attract new clients, our business, financial condition and results of operations would be adversely affected.
•	A significant change in the utilization of our solutions could have an adverse effect on our business, financial condition and results of operations.
•	We have a history of operating losses and may not sustain profitability in the future.
•	We have a limited operating history with our current platform of solutions, which makes it difficult to predict our future results of operations.
•	Changes in the health insurance market could harm our business, financial condition and results of operations.
•	The health benefits industry may be subject to negative publicity, which could adversely affect our business, financial condition and results of operations.
•	If our computer systems, or those of our provider clinics, specialty pharmacies or other downstream vendors, lag, fail or suffer security breaches, we may incur a material disruption of our services, which could materially impact our business and the results of operations.
•	Our business depends on our ability to maintain our Center of Excellence network of high-quality fertility specialists and other healthcare providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.
•	If we fail to maintain an efficient pharmacy distribution network or if there is a disruption to our network of specialty pharmacies, our business, financial condition and results of operations could suffer.
•	We operate in a highly regulated industry and must comply with a significant number of complex and evolving requirements.

•	The healthcare regulatory and political framework is uncertain and evolving. Recent and future developments in the healthcare industry could have an adverse impact on our business, financial condition and results of operations.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progyny, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$48,747	$70,305
Marketable securities	45,221	38,994
Accounts receivable, net of $14,105 and $9,502 of allowance at June 30, 2021 and December 31, 2020, respectively	140,767	75,664
Prepaid expenses and other current assets	3,756	5,259
Total current assets	238,491	190,222
Property and equipment, net	3,931	3,400
Operating lease right-of-use assets	8,241	8,668
Goodwill	11,880	11,880
Intangible assets, net	848	1,213
Deferred tax assets	48,148	37,971
Other noncurrent assets	536	573
Total assets	$312,075	$253,927
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,678	$43,514
Accrued expenses and other current liabilities	44,107	34,272
Total current liabilities	98,785	77,786
Operating lease noncurrent liabilities	7,873	8,318
Other noncurrent liabilities	876	876
Total liabilities	107,534	86,980
Commitments and Contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2021 and December 31, 2020; 89,360,084 and 87,054,329 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	9	9
Additional paid-in capital	240,111	236,139
Treasury stock, at cost, $0.0001 par value; 615,980 shares at June 30, 2021 and December 31, 2020	(1,009)	(1,009)
Accumulated deficit	(34,300)	(68,193)
Accumulated other comprehensive income (loss)	(270)	1
Total stockholders’ equity	204,541	166,947
Total liabilities and stockholders’ equity	$312,075	$253,927

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Progyny, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$128,651	$64,605	$250,784	$145,629
Cost of services	99,030	52,650	192,256	117,072
Gross profit	29,621	11,955	58,528	28,557
Operating expenses:
Sales and marketing	4,028	3,608	8,042	6,875
General and administrative	13,937	9,419	27,023	19,323
Total operating expenses	17,965	13,027	35,065	26,198
Income (loss) from operations	11,656	(1,072)	23,463	2,359
Other income:
Other income	12	3	19	167
Interest income, net	252	5	234	155
Total other income, net	264	8	253	322
Income (loss) before income taxes	11,920	(1,064)	23,716	2,681
Benefit (provision) for income taxes	6,807	—	10,177	(116)
Net income (loss)	$18,727	$(1,064)	$33,893	$2,565
Net income (loss) per share:
Basic	$0.21	$(0.01)	$0.39	$0.03
Diluted	$0.19	$(0.01)	$0.34	$0.03
Weighted-average shares used in computing net income (loss) per share:
Basic	88,165,158	85,281,151	87,783,894	84,909,692
Diluted	99,808,085	85,281,151	99,977,518	98,887,190

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Progyny, inc

Consolidated Statement of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$18,727	$(1,064)	$33,893	$2,565
Other comprehensive income:
Unrealized gain (loss) on marketable securities	(220)	5	(271)	5
Total other comprehensive income (loss)	(220)	5	(271)	5
Total comprehensive income (loss)	$18,507	$(1,059)	$33,622	$2,570

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Progyny, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

				Additional		Other
	Common Stock		Treasury	Paid in	Accumulated	Comprehensive
	Shares	Amount	Stock	Capital	Deficit	Income	Total

For the three months ended June 30, 2021:
Balance at March 31, 2021	87,732,302	$9	$(1,009)	$238,695	$(53,027)	$(50)	$184,618
Issuance of employee equity awards, net of shares withheld	802,791	—	—	(5,113)	—	—	(5,113)
Stock-based compensation	—	—	—	6,529	—	—	6,529
Warrant exercise	824,991	—	—	(0)	—	—	(0)
Other comprehensive income	—	—	—	—	—	(220)	(220)
Net income	—	—	—	—	18,727	—	18,727
Balance at June 30, 2021	89,360,084	$9	$(1,009)	$240,111	$(34,300)	$(270)	$204,541

For the three months ended June 30, 2020:
Balance at March 31, 2020	84,845,828	$8	$(1,009)	$231,516	$(111,023)	$—	$119,492
Issuance of employee equity awards, net of shares withheld	932,229	1	—	(3,265)	—	—	(3,264)
Stock-based compensation	—	—	—	3,541	—	—	3,541
Other comprehensive income	—	—	—	—	—	5	5
Net loss	—	—	—	—	(1,064)	—	(1,064)
Balance at June 30, 2020	85,778,057	$9	(1,009)	231,792	(112,087)	5	118,710

For the six months ended June 30, 2021:
Balance at December 31, 2020	87,054,329	$9	$(1,009)	$236,139	$(68,193)	$1	$166,947
Issuance of employee equity awards, net of shares withheld	1,480,764	—	—	(7,591)	—	—	(7,591)
Stock-based compensation	—	—	—	11,563	—	—	11,563
Warrant exercise	824,991	—	—	(0)	—	—	(0)
Other comprehensive income	—	—	—	—	—	(271)	(271)
Net income	—	—	—	—	33,893	—	33,893
Balance at June 30, 2021	89,360,084	$9	$(1,009)	$240,111	$(34,300)	$(270)	$204,541

For the six months ended June 30, 2020:
Balance at December 31, 2019	84,188,202	$8	$(1,009)	$228,755	$(113,483)	$—	$114,271
Issuance of employee equity awards, net of shares withheld	1,589,855	1	—	(2,668)	—	—	(2,667)
Stock-based compensation	—	—	—	5,590	—	—	5,590
Reduction in initial public offering costs	—	—	—	115	—	—	115
Other comprehensive income	—	—	—	—	—	5	5
Impact of adoption of ASU 2016-13	—	—	—	—	(1,169)	—	(1,169)
Net income	—	—	—	—	2,565	—	2,565
Balance at June 30, 2020	85,778,057	$9	$(1,009)	$231,792	$(112,087)	$5	$118,710

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Progyny, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$33,893	$2,565
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	(10,177)	116
Non-cash interest expense	38	37
Depreciation and amortization	718	980
Stock-based compensation expense	11,551	5,590
Bad debt expense	4,805	2,149
Changes in operating assets and liabilities:
Accounts receivable	(69,908)	(20,400)
Prepaid expenses and current other assets	1,491	1,670
Accounts payable	11,091	12,833
Accrued expenses and other current liabilities	9,537	8,470
Other noncurrent assets and liabilities	20	327
Net cash (used in) provided by operating activities	(6,941)	14,337

INVESTING ACTIVITIES
Purchase of property and equipment, net	(799)	(791)
Purchase of marketable securities	(83,481)	(41,979)
Sale of marketable securities	76,984	—
Net cash (used in) investing activities	(7,296)	(42,770)

FINANCING ACTIVITIES
Payment of initial public offering costs	—	(791)
Proceeds from exercise of stock options	1,191	1,429
Payment of employee taxes related to equity awards	(9,291)	(4,096)
Proceeds from contributions to employee stock purchase plan	779	901
Net cash (used in) financing activities	(7,321)	(2,557)
Net (decrease) in cash and cash equivalents	(21,558)	(30,990)
Cash and cash equivalents, beginning of period	70,305	80,382
Cash and cash equivalents, end of period	$48,747	$49,392

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$98	$89

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Progyny, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.           Business and Basis of Presentation

Description of Business

Progyny, Inc. (together with its subsidiary referred to as “Progyny” or the “Company”) was incorporated in the state of Delaware on April 3, 2008, and maintains its corporate headquarters in New York, NY.

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

The Company elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it was (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opted out of the extended transition period provided in the JOBS Act. Based on the market value of the Company’s common stock as of June 30, 2020, the Company ceased to qualify as an emerging growth company as of December 31, 2020. As a result, the Company no longer was able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and was required to adopt new or revised accounting standards as of the effective dates for public companies. Refer to Note 2 – Significant Accounting Policies below for a discussion of new accounting pronouncements adopted in the fourth quarter of 2020 with an effective date of January 1, 2020.

Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Progyny, Inc. and its wholly owned subsidiary, Progyny Fertility Purchasing, LLC. The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state our financial position as of June 30, 2021, the results of our operations for the three and six months ended June 30, 2021 and 2020 and the results of our cash flows for the six months ended June 30, 2021 and 2020. Therefore, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

The results for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results expected for the year ending December 31, 2021 or any other future period.  Additionally, there are many uncertainties regarding the ongoing coronavirus (“COVID-19”) pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it has impacted and may continue to impact its customers and members, its provider network, specialty pharmacy partners, employees, suppliers, vendors, and other business partners. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, future results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and variants, the actions taken to contain it or treat its impact, vaccine roll-out and impact, and the economic impact on local, regional and national markets.  The overall disruption of the healthcare and fertility markets and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP generally requires management to make estimates and assumptions that affect the reported amount of certain assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and liabilities. Such estimates include, but are not limited to, the determination of revenue recognition including accrued receivables, accrued claims payable, allowance for doubtful accounts, stock-based compensation, lease liabilities, and accounting for income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Progyny’s contracts also include potential service level agreement refunds related to outcome-based service metrics. These service level refunds, which are determined based on results of a full plan year, if met, are based on a percentage of the PEPM fee paid by clients. The Company estimates the variable consideration related to the total PEPM administration fee, less estimated refunds related to service level agreements, and recognizes the amounts allocated to the fertility benefits solution ratably over the contract term. Progyny’s estimates of service level agreement refunds, have not historically resulted in significant adjustments to the transaction price.

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

There are no material contract asset or contract liability balances as of June 30, 2021 and December 31, 2020.

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

As of June 30, 2021 and December 31, 2020, accrued receivables were $40.5 million and $28.2 million. Accrued receivables are included within accounts receivable in the balance sheet.

Accrued claims payable of $30.8 million and $22.8 million as of June 30, 2021 and December 31, 2020, respectively, are included within accrued expenses and other current liabilities in the balance sheet. Claims payable are paid within 30 days based on contractual terms.

As of June 30, 2021 and December 31, 2020, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $25.6 million and $16.4 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the balance sheet.

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

Six Months Ended June 30, 2021	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$9,502	$4,805	$(202)	$14,105

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted this standard as of January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of the new standard impacted the Company’s methodology for calculating and estimating the allowance for doubtful accounts. In the fourth quarter of 2020, the Company adopted this standard as of January 1, 2020 using the modified retrospective transition method, which resulted in a cumulative-effect adjustment to accumulated deficit of $1.2 million. As disclosed in Note 17 – Unaudited Quarterly Results of Operations Data in the Company’s Annual Report on Form 10-K, quarterly financial information for interim periods of 2020 has been recast, which includes a $(0.7) million and $(0.3) million impact to the previously disclosed general and administrative expense for the three and six month periods ended June 30, 2020, respectively.

In August 2018, the FASB issued final guidance requiring a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in Accounting Standards Codification (“ASC”) 350-402 Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40) to determine which implementation costs to capitalize as assets. The Company adopted this standard on January 1, 2020. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements.

Accounting Pronouncements Issued but Not Yet Adopted

In May 2021, the FASB issued ASU No. 2021-04 (“ASU 2021-04”) “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation- Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815- 40)” which provides guidance on modifications or exchanges of a freestanding equity-classified written call options that are not within the scope of another Topic, such as warrants. The new standard will be effective for the Company for the fiscal year beginning January 1, 2022 and should be applied prospectively to modifications or exchanges occurring on or after this date. The Company currently does not expect the adoption of the new standard to have a material effect on its consolidated financial statements, however, this impact will depend on the terms of written call options, such as warrants, or financings issued or modified in the future.

3.           Revenue

Disaggregated revenue

The following table disaggregates revenue by service (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Fertility benefit services revenue	$92,266	$46,271	$181,120	$105,704
Pharmacy benefit services revenue	36,385	18,334	69,664	39,925
Total revenue	$128,651	$64,605	$250,784	$145,629

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

As of June 30, 2021 and December 31, 2020, the Company had $51.5 million and $66.3 million, respectively, in financial assets held in money market accounts and $45.2 million and $39.0 million, respectively, held in marketable securities, including U.S. treasury bills. All were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets.

As of June 30, 2021 and December 31, 2020, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

5.           Leases

In September 2019, the Company’s lease agreement for its corporate headquarters commenced and will expire in May 2029. Pursuant to the lease, the Company will pay the base rent of approximately $1.3 million per annum through the end of the fifth lease year and approximately $1.4 million per annum thereafter through the expiration date.

The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense was $0.3 million for the operating lease for the three months ended June 30, 2021 and June 30, 2020. For the six months ended June 30, 2021 and June 30, 2020, lease expense for the operating lease was $0.6 million and $0.7 million, respectively.

Cash outflows from operating activities attributable to the operating lease for the six months ended June 30, 2021 and June 30, 2020 was $0.6 million and $0.2 million, respectively.

Information related to our leases is as follows (in thousands):

	Balance Sheet Location	June 30, 2021	December 31, 2020
Operating Leases
Right-of-use asset	Operating lease right-of-use assets	$8,241	$8,668
Short-term lease liabilities	Accrued expenses and other current liabilities	$1,231	$1,231
Long-term lease liabilities	Operating lease noncurrent liabilities	$7,873	$8,318

Other information
Weighted average remaining lease term, operating lease		7.9 years	8.4 years
Weighted average discount rate, operating lease		4.29%	4.29%

Future minimum facility lease payments as of June 30, 2021, were as follows:

Operating Lease Payments as of June 30, 2021
Year Ending December 31:
2021	$642
2022	1,286
2023	1,286
2024	1,326
2025	1,407
Thereafter	4,807
Total undiscounted lease payments	$10,754
Less: imputed interest	1,650
Present value of lease liabilities	$9,104
Less: current portion of operating lease liabilities	1,231
Operating lease noncurrent liabilities	$7,873

6.           Debt

In June 2018, the Company entered into a loan agreement with Silicon Valley Bank for a revolving line of credit up to $15.0 million based upon an advance rate of 80% on “eligible” accounts receivable to fund its working capital and other general corporate needs, which was amended in April 2019, January 2020, June 2020, and February 2021 (as amended, the “SVB Line of Credit”). Eligible accounts receivable was defined in the loan agreement as accounts billed with aging 90 days or less and excluded accounts receivable due for member copayments, coinsurance, and deductibles. The SVB Line of Credit matured in June 2021.

The Company was required to pay a revolving line commitment fee of $225,000 in three equal annual installments of $75,000 starting on the one-year anniversary of the revolving line. The Company made the first installment payment of $75,000 in June 2019 and accrued this cost. When the Company held unrestricted cash balances greater than $5.0 million, interest accrued at a floating rate per annum equal to the greater of prime rate or 4.75%. If the unrestricted cash balance was less than $5.0 million, interest accrued at a floating rate per annum equal to the greater of prime rate plus 0.5% or 4.75%, with interest payable monthly. Interest was paid based upon the borrowed funds.

The SVB Line of Credit contained customary affirmative covenants, financial covenants, as well as negative covenants that, among other things, restricted the Company’s ability to incur additional indebtedness (including guarantees of certain obligations); create liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; maintain collateral; pay dividends or make other payments in respect of capital stock; make acquisitions; make investments, loans and advances; enter into transactions with affiliates; make payments with respect to or modify subordinated debt instruments; and enter into agreements with negative pledge clauses or clauses restricting subsidiary distributions. The financial covenant required the Company to achieve a specified minimum quarterly revenue as defined by the SVB Line of Credit.

During the six months ended June 30, 2021 and as of December 31, 2020, the Company did not draw down on the SVB Line of Credit. During the six months ended June 30, 2021 and 2020, the Company recorded interest expense on the SVB Line of Credit of $38,000.

7.         Commitments and Contingencies

Arbitration/Litigation

On January 14, 2019, a vendor filed a Demand for Arbitration and Statement of Claim against the Company (“Demand”) for alleged breach of the November 10, 2017 Preferred Specialty Pharmacy Agreement

(“Agreement”) between the Company and the vendor. On March 13, 2019, the Company terminated the Agreement for material breach by the vendor. On April 3, 2019, the vendor filed a Second Amended Demand for Arbitration (“SAD”) for breach of the Agreement. The vendor was seeking $25.0 million in damages, fees, interest and cost. Final arbitration arguments were held on October 20, 2020. To expeditiously resolve the matter, the parties ultimately proposed a settlement to the Arbitration Panel on November 16, 2020. In December 2020, the Company finalized and settled the arbitration for $5.75 million without admission of liability to avoid further legal costs.

The Company believes there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations, or cash flows.

8.           Stock-based Compensation

The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Cost of services	$1,461	$815	$2,748	$1,151
Selling and marketing	798	887	1,479	1,124
General and administrative	4,258	1,839	7,324	3,314
Total stock-based compensation expense	$6,517	$3,541	$11,551	$5,590

9.           Income Taxes

For the six months ended June 30, 2021 and 2020, the Company calculated its year-to-date provision for income taxes by applying the estimated annual effective tax rate to the year-to-date profit from operations before income taxes and adjusts the provision for income taxes for discrete tax items recorded in the period. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income before income taxes and any significant permanent tax items.  During the six months ended June 30, 2021, the Company recorded a benefit for taxes of $10.2 million primarily due to equity compensation activity that occurred during the period. During the six months ended June 30, 2020, the Company recorded a provision for taxes of $0.1 million.

10.           Net Income Per Share

Basic net income per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted net income per share attributable to common stockholders is computed by dividing the diluted net income attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming dilutive effect of outstanding common stock options, restricted stock units, common stock warrants, and shares issuable under the employee stock purchase plan. In periods when the Company has incurred a net loss, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

A reconciliation of net income (loss) available to common stockholders and the number of shares in the calculation of basic and diluted net income (loss) per share follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020

Basic net income (loss) per common share:
Numerator:
Net income (loss)	$18,727	$(1,064)	$33,893	$2,565

Denominator:
Weighted-average shares used in computing basic net income (loss) per share attributable to common stockholders	88,165,158	85,281,151	87,783,894	84,909,692
Basic net income (loss) per share attributable to common stockholders	$0.21	$(0.01)	$0.39	$0.03

Diluted net income (loss) per common share:
Numerator:
Net income (loss) attributable to common stockholders	$18,727	$(1,064)	$33,893	$2,565
Diluted net income (loss) attributable to common stockholders	$18,727	$(1,064)	$33,893	$2,565

Denominator:
Weighted-average shares used in computing basic net income (loss) per share attributable to common stockholder	88,165,158	85,281,151	87,783,894	84,909,692
Effect of dilutive securities	11,642,927	—	12,193,624	13,977,498
Weighted-average shares used in computing diluted net income (loss) per share attributable to common stockholders	99,808,085	85,281,151	99,977,518	98,887,190
Diluted net income (loss) per share attributable to common stockholders	$0.19	$(0.01)	$0.34	$0.03

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted income (loss) per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Options to purchase common stock	1,016,843	12,287,845	705,906	411,299
Shares issuable under ESPP	—	46,171	—	—
Restricted stock units	7,068	133,381	3,554	85,269
Total	1,023,913	12,467,397	709,460	496,568

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

Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our base to over 180 current clients with at least 1,000 covered lives. We have retained substantially all of our clients since inception, and our member satisfaction is evidenced by our industry-leading Net Promoter Score, or NPS, of +79 for our fertility benefits solution and +81 for our integrated pharmacy benefits solution, Progyny Rx as of December 31, 2020. We currently provide coverage to approximately 2.8 million employees and their partners (known in our industry as covered lives), who we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

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

Fertility Benefits Solution.   Our fertility benefits solution includes providing members with access to effective and cost-efficient fertility treatments through our Smart Cycle plan design. Smart Cycles are proprietary treatment bundles designed by us to include those medical services available to our members through our selective network of high-quality fertility specialists. Medical services under our Smart Cycles include everything needed for a comprehensive fertility treatment cycle, including all necessary diagnostic testing and access to the latest technology (such as, in the case of in vitro fertilization, or IVF, preimplantation genetic testing). We currently offer 19 different Smart Cycle treatment bundles, which may be used in various combinations depending on the member’s need. Each Smart Cycle treatment bundle has a separate unit value (i.e., some have fractional values and some have whole values). Our clients contract to purchase a cumulative Smart Cycle unit value per eligible member. These can range from one to an unlimited unit value. Members, in consultation with their Patient Care Advocates, or PCAs, can choose their preferred provider clinics within our network and utilize the specific Smart Cycle treatment bundles necessary for the treatment pathway they determine throughout their fertility journey.

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

Our Clients. We currently serve over 180 employers with at least 1,000 covered lives in the United States across more than 30 industries.  Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 500,000 employees, represent approximately 2.8 million covered lives.

Revenue Model

Our clients primarily contract with us to provide our fertility benefits solution and, where added on by our clients, our Progyny Rx solution. Our revenue has both a utilization-based component and a population-based component, as follows:

●	Utilization Component. Clients pay us for the fertility benefits and Progyny Rx solutions utilized by their employees. With respect to the fertility benefits solution, we bill clients for Smart Cycles in accordance with our bundled case rates, which vary by the type of fertility service rendered and clinic location. Case rates include all third-party fertility specialists, anesthesiology and laboratory services, as well as all of our care management services. With respect to Progyny Rx, we bill the client for the fertility medication dispensed to their employees in connection with the authorized fertility treatments. Medication fees also include our formulary management, drug utilization review and cost containment services and other care management services.
●	Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% and 2% of our total revenue for the six months ended June 30, 2021 and 2020, respectively.

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

Member and Client Base.  Our addressable market is primarily large self-insured employers. There are approximately 8,000 employers in the United States (excluding quasi-governmental entities, such as universities and school systems, and labor unions) who have a minimum of 1,000 employees, representing approximately 69 million potential covered lives in total. Our current member base of approximately 2.8 million lives represents a single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of June 30, 2021 and June 30, 2020, we served 182 and 134 clients, respectively.

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

Benefits Utilization.  A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to approximately 2.8 million members as of June 30, 2021.

The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Assisted Reproductive Treatment (ART) Cycles(1)	7,340	3,434	13,898	7,877
Utilization - All Members(2)	0.54%	0.35%	0.83%	0.66%
Utilization - Female Only(2)	0.47%	0.32%	0.70%	0.58%
Average Members	2,795,000	2,137,000	2,735,000	2,099,000
(1)	Represents the number of ART cycles performed, including IVF with a fresh embryo transfer, IVF freeze all cycles/embryo banking, frozen embryo transfers and egg freezing.
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

Impact of COVID-19 on our Business

The COVID-19 pandemic has significantly impacted various markets around the world, including the United States. As described below, restrictions related to COVID-19, including variants, and our responses to them have significantly impacted and may continue to impact how our members use our services, access our providers, and how our employees work and provide services to our clients and members, resulting in an impact on our revenue.

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

The outbreak and preventative measures taken to contain COVID-19, especially in the first half of 2020, negatively impacted our members’ access to care due to a temporary unavailability of the full range of fertility treatments at our provider clinics. In March 2020, the American Society for Reproductive Medicine, or ASRM, issued guidelines recommending enhanced safety protocols for patient safety. Those guidelines were lifted in May 2020, which has enabled our clinics to resume care. COVID-19 and related restrictions did continue to have a negative impact on our revenue growth for the three and six months ended June 30, 2021.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, future results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including, without limitation, new information that may emerge concerning COVID-19 and variants; the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the imposition of protective public safety measures; and the economic impact on local, regional and national markets. To the extent that the markets we serve experience increased cases of COVID-19, state or local governments may reinstitute measures to control its spread, which could again negatively impact our members’ access to care. We will continue to evaluate the nature and extent of these potential impacts to our business, results of operations and liquidity.

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

Other Income, net

Other income primarily includes investment income and interest income.

Benefit (Provision) for Income Taxes

We are subject to income taxes in the United States. Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2020, we determined that there was sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets were realizable and released substantially all of our valuation allowance. We continue to maintain this position as of June 30, 2021.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Statements of Operations Data:	(in thousands)
Revenue	$128,651	$64,605	$250,784	$145,629
Cost of services(1)	99,030	52,650	192,256	117,072
Gross profit	29,621	11,955	58,528	28,557
Operating expenses:
Sales and marketing(1)	4,028	3,608	8,042	6,875
General and administrative(1)	13,937	9,419	27,023	19,323
Total operating expenses	17,965	13,027	35,065	26,198
Income (loss) from operations	11,656	(1,072)	23,463	2,359
Other income, net	264	8	253	322
Income (loss) before income taxes	11,920	(1,064)	23,716	2,681
Benefit (provision) for income taxes	6,807	—	10,177	(116)
Net income	$18,727	$(1,064)	$33,893	$2,565
(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Cost of services	$1,461	$815	$2,748	$1,151
Sales and marketing	798	887	1,479	1,124
General and administrative	4,258	1,839	7,324	3,314
Total stock‑based compensation expense	$6,517	$3,541	$11,551	$5,590

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Statements of Operations Data, as a percentage of revenue:
Revenue	100%	100%	100%	100%
Cost of services	77	82	77	80
Gross profit	23	18	23	20
Operating expenses:
Sales and marketing	3	6	3	5
General and administrative	11	14	11	13
Total operating expenses	14	20	14	18
Income (loss) from operations	9	(2)	9	2
Other income, net	0	0	0	0
Income (loss) before income taxes	9	(2)	9	2
Benefit (provision) for income taxes	5	—	4	0
Net income (loss)	14%	(2)%	13%	2%

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of Adjusted EBITDA include: (1) it does not properly reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including other income and interest income, net; (5) it does not reflect tax payments that may represent a reduction in cash available to us; and (7) it does not include legal fees associated with a vendor arbitration. In addition, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net income from continuing operations and other U.S. GAAP results.

We calculate Adjusted EBITDA as net income (loss), adjusted to exclude depreciation and amortization, stock-based compensation expense, other income, interest income, net, (benefit) provision for income taxes, legal fees associated with a vendor arbitration. The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Net income (loss)	$18,727	$(1,064)	$33,893	$2,565
Add:
Depreciation and amortization	296	460	718	980
Stock‑based compensation	6,517	3,541	11,551	5,590
Other income	(12)	(3)	(19)	(167)
Interest income, net	(252)	(5)	(234)	(155)
(Benefit) provision for income taxes	(6,807)	—	(10,177)	116
Legal fees associated with a vendor arbitration	—	851	—	1,544
Adjusted EBITDA	$18,469	$3,780	$35,732	$10,473

Comparison of Three Months Ended June 30, 2021 and 2020

Revenue

	Three Months
	Ended June 30,
	2021	2020	% Change

	(dollars in thousands)

Revenue	$128,651	$64,605	99%

Revenue increased by $64.0 million, or 99%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase is primarily due to a $46.0 million, or 99% increase in revenue from our fertility benefits solution and a $18.1 million or 98% increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added Progyny Rx benefit. Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued

to add both new and existing fertility benefit solution clients since its initial launch. In addition, our revenue growth for the three months ended June 30, 2020 was negatively impacted by the short-term pause in treatments due to COVID-19 restrictions.

Cost of Services

	Three Months
	Ended June 30,
	2021	2020	% Change

	(dollars in thousands)

Cost of services	$99,030	$52,650	88%

Cost of services increased by $46.4 million, or 88%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered as well as increases in personnel-related costs, including stock-based compensation.

Gross Profit and Gross Margin

	Three Months
	Ended June 30,
	2021	2020	% Change

	(dollars in thousands)

Gross profit	$29,621	$11,955	NM
Gross margin	23.0%	18.5%

Gross profit increased by $17.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Gross margin increased 450 basis points for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to favorable new terms with our pharmacy program partners, the net impact of regular contract renewals with our providers as well as continued efficiencies gained across our care management services. Gross margin in the three months ended June 30, 2020 was also affected by our decision to keep all care management staff in place, despite the pause in treatments caused by COVID-19 restrictions.

Operating Expenses

Sales and Marketing Expense

	Three Months
	Ended June 30,
	2021	2020	% Change

	(dollars in thousands)

Sales and marketing	$4,028	$3,608	12%

Sales and marketing expense increased by $0.4 million, or 12%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to a $0.3 million increase in personnel-related costs relating to additional headcount and commissions for sales and marketing functions.

General and Administrative Expense

	Three Months
	Ended June 30,
	2021	2020	% Change

	(dollars in thousands)

General and administrative	$13,937	$9,419	48%

General and administrative expense increased by $4.5 million, or 48%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily due to a $3.1 million increase in personnel-related costs (including a $2.4 million increase in stock-based compensation) as a result of additional headcount for general and administrative functions, a $1.8 million increase in bad debt expense, and a $0.4 million increase in other related general and administrative expenses. These increases were partially offset by a $0.9 million decrease in legal costs compared to the three months ended June 30, 2020 for a vendor arbitration, which was settled in the fourth quarter of 2020. See Note 7 – Commitments and Contingencies – in the notes to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Other Income, Net

	Three Months
	Ended June 30,
	2021	2020	% Change

	(dollars in thousands)

Other income, net	$264	$8	NM

Other income, net improved by $0.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to an increase in interest earned on investments.

Benefit (Provision) for Income Taxes

	Three Months
	Ended June 30,
	2021	2020	% Change

	(dollars in thousands)

Benefit (provision) for income taxes	$6,807	$0	NM

For the three months ended June 30, 2021, we recorded a benefit for income taxes of $6.8 million primarily due to equity compensation activity that occurred during the period.

Comparison of Six Months Ended June 30, 2021 and 2020

Revenue

	Six Months Ended
	Ended June 30,
	2021	2020	% Change

	(dollars in thousands)

Revenue	$250,784	$145,629	72%

Revenue increased by $105.2 million, or 72%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase is primarily due to a $75.4 million, or 71% increase in revenue from our fertility benefits solution and a $29.7 million or 74% increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added Progyny

Rx benefit. Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefit solution clients since its initial launch. In addition, our revenue growth for the six months ended June 30, 2020 was negatively impacted by the short-term pause in treatments due to COVID-19 restrictions.

Cost of Services

	Six Months Ended
	Ended June 30,
	2021	2020	% Change

	(dollars in thousands)

Cost of services	$192,256	$117,072	64%

Cost of services increased by $75.2 million, or 64%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered as well as increases in personnel-related costs, including stock-based compensation.

Gross Profit and Gross Margin

	Six Months Ended
	Ended June 30,
	2021	2020	% Change

	(dollars in thousands)

Gross profit	$58,528	$28,557	NM
Gross margin	23.3%	19.6%

Gross profit increased by $30.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Gross margin increased 370 basis points for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to favorable new terms with our pharmacy program partners, the net impact of regular contract renewals with our providers as well as continued efficiencies gained across our care management services. Gross margin in the six months ended June 30, 2020 was also affected by our decision to keep all care management staff in place, despite the pause in treatments caused by COVID-19 restrictions.

Operating Expenses

Sales and Marketing Expense

	Six Months Ended
	Ended June 30,
	2021	2020	% Change

	(dollars in thousands)

Sales and marketing	$8,042	$6,875	17%

Sales and marketing expense increased by $1.2 million, or 17%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to a $1.3 million increase in personnel-related costs (including a $0.4 million increase in stock-based compensation) relating to additional headcount and commissions for sales and marketing functions, which was partially offset by lower travel and other overhead costs expenses due to COVID-19.

General and Administrative Expense

	Six Months Ended
	Ended June 30,
	2021	2020	% Change

	(dollars in thousands)

General and administrative	$27,023	$19,323	40%

General and administrative expense increased by $7.7 million, or 40%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to a $5.5 million increase in personnel-related costs (including a $4.0 million increase in stock-based compensation) as a result of additional headcount for general and administrative functions, a $2.7 million increase in bad debt expense, and a $1.0 million increase in other related general and administrative expenses. These increases were partially offset by a $1.5 million decrease in legal costs compared to the six months ended June 30, 2020 for a vendor arbitration, which was settled in the fourth quarter of 2020 and a $0.2 million decrease in insurance costs. See Note 7 – Commitments and Contingencies – in the notes to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Other Income, Net

	Six Months Ended
	Ended June 30,
	2021	2020	% Change

	(dollars in thousands)

Other income, net	$253	$322	(21)%

Other income, net decreased by $0.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a decrease of $0.2 million in investment income, partially offset by a $0.1 million increase in interest earned on investments.

Benefit (Provision) for Income Taxes

	Six Months Ended
	Ended June 30,
	2021	2020	% Change

	(dollars in thousands)

Provision for income taxes	$10,177	($116)	NM

For the six months ended June 30, 2021, we recorded a benefit for income taxes of $10.2 million primarily due to equity compensation activity that occurred during the period. For the six months ended June 30, 2020, we recorded a provision for state income taxes of $0.1 million.

Liquidity and Capital Resources

As of June 30, 2021, we had $48.7 million of cash and cash equivalents and $45.2 million of marketable securities. Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities as further detailed below. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

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

Other than the impact on our revenues and the related cash flows resulting from the various restrictions on activities due to the COVID-19 pandemic, our sources and uses of cash were not otherwise materially impacted by the COVID-19 pandemic in the three months ended June 30, 2021 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic may have on our business and financial results. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. For additional information on the various risks posed by the COVID-19 pandemic, please read Part II, Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q.

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

In June 2018, we entered into an agreement with Silicon Valley Bank to replace our then-outstanding term loan with a revolving line of credit of up to $15.0 million, which was amended in April 2019, January 2020, June 2020, and February 2021. The line of credit matured on June 8, 2021.

The following table summarizes our cash flows from operations for the periods presented:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Cash (used in) provided by operating activities	$(6,941)	$14,337
Cash (used in) investing activities	(7,296)	(42,770)
Cash (used in) financing activities	(7,321)	(2,557)
Net (decrease) in cash and cash equivalents from continuing operations	$(21,558)	$(30,990)

Operating Activities

Net cash used in operating activities was $6.9 million for the six months ended June 30, 2021, primarily consisting of net income of $33.9 million adjusted for certain non-cash items, which include $11.6 million of stock-based compensation expense, $10.2 million of deferred tax benefit, $4.8 million of bad debt expense, and $0.7 million of depreciation and amortization. Changes in operating assets and liabilities resulted in cash used in operating activities from an increase in accounts receivable of $69.9 million, partially offset by cash provided by operating activities from increases in accounts payable of $11.1 million and accrued expenses and other current liabilities of $9.5 million, and decreases in prepaid expenses and other current assets of $1.5 million.  These changes were a result of the impact of revenue growth and our operating results as well as the timing of payments to third party providers and collections from customers. Net cash used in operating activities for the six months ended June 30, 2021 was affected by timing items, including revisions to the payment terms with our pharmacy program partners.

Net cash provided by operating activities was $14.3 million for the six months ended June 30, 2020, primarily consisting of a $2.6 million net income adjusted for certain non-cash items, which include $5.6 million of stock-based compensation expense, $2.1 million of bad debt expense, $1.0 million of depreciation and amortization, and $0.1 million of tax and interest expense. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $20.4 million, more than offset by cash provided by operating activities from increases in accounts payable of $12.8 million and accrued expenses and other current liabilities of $8.5 million, and decreases in prepaid assets and other assets of $1.7 million.  These changes are a result of the impact of revenue growth and our operating results as well as the timing of payments to third party providers and collections from clients.

Investing Activities

Net cash used in investing activities was $7.3 million and $42.8 million for the six months ended June 30, 2021 and 2020, respectively.  During the six months ended June 30, 2021, the net cash used primarily consisted of net investments of $6.5 million in marketable securities. The remainder of the activity primarily consisted of purchases of computers, software, and leasehold improvements, including leasehold improvements associated with the buildout of our new corporate office which was occupied in February 2020.

Financing Activities

Net cash used in financing activities was $7.3 million for the six months ended June 30, 2021, consisting of payments of $9.3 million for employee taxes related to equity awards, partially offset by $1.2 million in proceeds from stock option exercises and $0.8 million in proceeds from contributions to our employee stock purchase plan.

Net cash used in financing activities was $2.6 million for the six months ended June 30, 2020, consisting of payments of $0.8 million for IPO costs, payments of $4.1 million for employee taxes related to equity awards, partially offset by $1.4 million in proceeds from stock option exercises and $0.9 million in proceeds from employee stock purchase plan.

Contractual Obligations and Commitments

Other than changes which occur in the ordinary course of business, as of June 30, 2021, there were no material changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future consolidated financial statements will be affected.

For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K as well as Note 1 – Business and Basis of Presentation and Note 2 – Significant Accounting Policies in the notes to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q. There have been no material changes to the Company’s critical accounting policies and estimates since our Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

For a full discussion of recently adopted accounting pronouncements, see Note 2 – Significant Accounting Policies, to the consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

Prior to December 31, 2020, we were an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) were no longer an emerging growth company or (2) affirmatively and irrevocably opted out of the extended transition period provided in the JOBS Act. Based on the market value of our common stock held by non-affiliates as of June 30, 2020, we ceased to qualify as an emerging growth company as of December 31, 2020. As a result, the Company no longer was able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and was required to adopt new or revised accounting standards as of the effective dates for public companies. Refer to Note 2 –Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements adopted in the fourth quarter of 2020 with an effective date of January 1, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

As of June 30, 2021, we had cash and cash equivalents of $48.7 million and marketable securities of $45.2 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1 “Financial Statements (Unaudited) — Note 7 — Commitments and Contingencies — Arbitration/Litigation.”

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider all of the information in this Quarterly Report on Form 10-Q, including the section titled “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The risks described below are not the only ones we face. Any of the following risks could materially and adversely affect our business, financial condition and results of operations, the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

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

The ongoing COVID-19 pandemic, including variants, has adversely impacted, and may continue to adversely impact, many aspects of our business. Our revenue growth for the three months ended June 30, 2021 and 2020 were negatively impacted by COVID-19 and our revenue growth in future periods may continue to be adversely impacted by COVID-19. Our providers have and may in the future delay new fertility cycles because they operate in areas acutely affected by the COVID-19 pandemic, on account of executive orders to postpone non-emergent surgeries or other medical treatments, or in order to conserve medical resources for non-fertility related medical treatments. Many of our members live in communities that have been acutely affected by the COVID-19 pandemic and have delayed and may not want to continue or begin new fertility cycles during the pandemic. The lack of research on the impact of COVID-19 vaccines on pregnancy may also affect member behavior and utilization. Furthermore, as certain of our potential clients experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the spread of COVID-19, they have and may continue to decrease their spending on health benefits and delay or cancel implementation of fertility benefits. Each of these factors could affect our utilization rates and the number of members enrolled in our clients’ benefit plans.

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

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change; and will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope, severity, and any resurgences of the COVID-19 pandemic; the effectiveness of vaccine rollout plans; the public’s perception of the safety of the vaccines and their willingness to take the vaccines; the existence and prevalence of new variants of the virus; the continued impact on worldwide macroeconomic conditions, including interest rates, employment rate, consumer confidence; governmental, business, and individuals' actions that have been, and continue to be, taken in response to the pandemic; the effect on our providers, clients and members; changes in demand for our services; our ability to sell and provide our services; the ability of our clients and members to pay for our services; the health of, and the effect on, our workforce; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments for our employees and business partners. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole.  While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have provided and may continue to provide guidance about our business and future operating results.  On August 5, 2021, we issued guidance for the third quarter of 2021 and full year 2021. In developing this guidance, our management must make certain assumptions and judgments about its future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic and the associated economic uncertainty on our business and the timing and scope of economic recovery globally and how long it will take both clinics and patients to return to normal practice volumes, which are inherently difficult to predict. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions or economic conditions, some of which may change. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, and which could adversely affect our business and future operating results. There are no comparable recent events that provide insights as to the probable effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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

We currently serve over 180 employers with at least 1,000 covered lives in the United States across more than 30 industries. For the six months ended June 30, 2021, two clients accounted for 17% and 15%, or a combined 32%, of our total revenue.  No other clients accounted for more than 10% for the six months ended June 30, 2021. For the six months ended June 30, 2020, two clients accounted for 18% and 17% of revenue, or a combined 35% of our total revenue. Engagement with these clients is generally covered through contracts that are multi-year in duration. One or both of these clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. Clients could also renegotiate pricing terms at the time of renewal, which could have a negative impact on our revenue. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.

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

Our business operates within the public and private sectors of the U.S. health insurance system, which are evolving quickly and subject to a changing regulatory environment, and our future financial performance will depend in part on growth in the market for private health insurance, as our solutions are integrated with health insurance plans offered by insurance carriers for our clients or our clients’ self-insured plans, as well as our ability to adapt to regulatory developments. Changes and developments in the health insurance system in the United States could reduce demand for our services and harm our business. For example, there has been an ongoing national debate relating to the health insurance system in the United States. Certain elected officials have introduced proposals that would create a new single-payer national health insurance program for all United States residents, replacing virtually all other sources of public and private insurance, to more incremental approaches, or creating a new public health insurance option that would compete with private insurers. Additionally, proposals to establish a single-payer or government-run health care system at the state level are regularly introduced, such as in New York and California. At the federal level, President Biden and Congress may consider other legislation and/or executive orders to change elements of the ACA. In December 2019, a federal appeals court held that the individual mandate portion of the ACA was unconstitutional and left open the question whether the remaining provisions of the ACA would be valid without the individual mandate. On November 10, 2020, the U.S. Supreme Court heard oral arguments in this matter, and issued its decision in June 2021, ruling that the plaintiffs lacked standing to challenge the individual mandate provision, thus leaving the ACA in effect without ruling on the constitutionality of the individual mandate.

On January 28, 2021, President Biden issued an Executive Order that iterates the policy of the Administration to protect and strengthen the ACA, making high-quality healthcare accessible and affordable to all Americans.  The Executive Order directs federal agencies to examine agency actions to determine whether they are consistent with the Administration’s commitment regarding the ACA, and begin rulemaking to suspend, revise, or rescind any inconsistent actions. Areas of focus include policies or practices that may reduce affordability of coverage, present unnecessary barriers to coverage, or undermine protections for people with preexisting conditions. We continue to evaluate the effect that the ACA and its possible modifications, repeal and replacement has on our business.

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

All of our revenue is derived from the healthcare industry, which is highly regulated and subject to changing political, legislative, regulatory and other influences. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. For example, the ACA may affect the coverage and plan designs that are or will be provided by certain insurance carriers and certain of our clients with self-insured plans, taxability of benefits under such plans, as well as the overall reimbursement and drug pricing environment for healthcare providers. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA, as well as efforts to repeal or replace certain aspects of the ACA, which may continue in the future. For example, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Other health reform efforts have been proposed by members of Congress, such as measures that would expand the role of government-sponsored coverage, including further reform to the ACA, which could have far-reaching implications for the healthcare industry if enacted. On January 28, 2021, President Joe Biden issued an Executive Order directing federal agencies to examine all existing regulations, orders, guidance documents, policies and similar agency actions to determine if any such actions are inconsistent with the policy set forth in the Executive Order to protect and strengthen the ACA and make high-quality healthcare accessible and affordable for every American. As another example of recent healthcare legislative changes, the Consolidated Appropriations Act, or CAA, enacted on December 27, 2020, contain provisions impacting group health plans, including protections for plan participants from surprise medical bills and ensuring health plan price transparency.  The CAA prohibits plans from entering into services agreements that directly or indirectly restrict the plans from disclosing provider-specific costs and quality of care information.  It also requires disclosure by health insurance brokers and consultants to plan sponsors regarding reasonably expected direct and indirect compensation for referral of services to group health plans.  Additionally, the CAA requires plans to submit reports to the Department of Labor, HHS and IRS with certain information on pharmacy benefits and drug costs for participants and beneficiaries and the application of in-network rates to out of network services, effective December 27, 2021.  The CAA will also require certain service providers for health plans to comply with certain ERISA fee disclosure rules. In addition, effective January 1, 2022, the No Surprises Act (enacted as part of the CAA) provides protection against surprise medical bills by prohibiting plans and providers from balance billing patients for emergency care performed by out-of-network providers as well as non-emergency and ancillary services performed by out-of-network providers at in-network facilities, subject to certain notice and consent exceptions for non-emergency and ancillary services.  The new law also grants additional patient protections, including requiring providers to send a good faith estimate of the expected charges for furnishing items or services to an insured patient’s health plan (or directly to an uninsured patient) before such items or services are delivered (including items or services reasonably expected to be provided in conjunction with scheduled items or services or that are reasonably expected to be delivered by another provider). The No Surprises Act also provides a dispute resolution process in the event the actual charges for such items and services are substantially higher than the plan’s estimate, and will prohibit providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to certain exceptions.  Several states have also enacted comprehensive surprise billing laws and the CAA defers to existing state requirements with respect to state-established payment amounts.

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

In recent years, there have been a number of reform efforts, including from federal and state legislatures as well as the HHS OIG, around PBM program pricing and transparency that could affect our business.  Current PBM laws and regulations govern, and proposed legislation and regulations may govern and/or further restrict critical PBM practices, including, among other things, disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers or pharmacy program partners, rules governing contractual provisions between PBMs and their contracted payers and/or pharmacies, and registration or licensing of PBMs. For example, in 2019, the U.S. Senate and House of Representatives proposed a number of bills that would, among other things, require PBMs to submit information on their costs, fees and rebates, requiring 100% of the rebates to be passed on to consumers, and/or impose rebates on manufacturers that chose to increase their drug prices more rapidly than inflation. Further, the U.S. Supreme Court’s recent decision in Rutledge v. Pharm. Care Mgmt. Ass’n on December 10, 2020, which held that an Arkansas state law requiring PBMs to reimburse pharmacies at a price equal to or greater than the price pharmacies pay in purchasing medications from a wholesaler, was not preempted by the federal ERISA statute. The Supreme Court’s ruling solidifies the legality of state-level legislation regulating PBMs, which may encourage a new wave of legislation aimed at controlling prescription drug costs and providing pricing transparency. In the wake of the Rutledge ruling, for example, New York has already reintroduced previously vetoed PBM legislation and Governor Andrew Cuomo has issued an Executive Budget for 2022 that highlights the need for PBM accountability. States have proposed over 100 separate PBM bills in 2021 alone, and at least 12 states have adopted new PBM oversight laws. A number of these proposed laws would require PBMs to submit annual transparency reports or otherwise disclose contractual arrangements with health benefit plans or health insurance issuers, or allow regulators to conduct audits of PBM operations. Additionally, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the National Association of Insurance Commissioners, have issued model regulations or may propose future model regulations concerning PBM operations. PBM credentialing organizations may also establish voluntary standards regarding PBM activities. While the model regulations and standards of these quasi-regulatory or credentialing organizations are not legal requirements, federal and state lawmakers may be influenced to adopt similar legislation and such model regulations and standards may also impact client expectations or requirements for PBM services. PBM operations may also be subject to federal and state fraud and abuse laws. We do not believe our operations are directly subject to such laws (including the recent finalization of regulations under the federal anti-kickback statute directly applicable to PBMs) as the PBM solutions and services we provide are not reimbursed by government healthcare payors.  Some states’ anti-kickback and false claims laws may be broader in scope than analogous federal laws and may apply to items and services reimbursed by any third-party payor, including private insurers, self-insured employers and on a cash basis by patients, and may be applicable to us.

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

We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients or vendors in connection with commercial disputes or employment claims made by our current or former employees. We are unable to predict the outcome of any legal proceedings. Such proceedings might result in substantial costs, regardless of the outcome, and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations.  As described in Part II, Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q, we were subject to a vendor arbitration that was recently settled in December 2020. As part of our settlement and to avoid further costs, we agreed to pay the vendor a total of $5.75 million. Insurance might not cover litigation claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial condition and results of operations. See Note 7 – Commitments and Contingencies – in the notes to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. As of January 1, 2020, we adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective transition method and recorded a right-of-use asset and lease liabilities of $9.5 million and $9.9 million, respectively. In addition, as of January 1, 2020, we also adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) using the modified retrospective transition method, which resulted in a cumulative-effect adjustment to accumulated deficit of $1.2 million and impacted our methodology for calculating and estimating our allowance for doubtful accounts. See Note 2 – Significant Accounting Policies included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information on recently adopted accounting standards.  A change in accounting principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change. The adoption of new or revised accounting principles may require us to make changes to our systems, processes and control, which could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations, retroactively affect previously reported results or require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. We believe that the assumptions and estimates associated with our revenue recognition including accrued receivables and allowance for service changes and cancellations, accrued claims payable, stock-based compensation, and accounting for income taxes have the greatest potential impact on our consolidated financial statements and therefore, we consider these to be our critical accounting policies and estimates. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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

In the second quarter of 2021, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.

The following table provides a summary of shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans in the three months ended June 30, 2021:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program

April 1, 2021 through April 30, 2021	4,077	$49.76	—	$—
May 1, 2021 through May 31, 2021	413	53.13	—	—
June 1, 2021 through June 30,2021	4,270	63.84	—	—
Total shares repurchased	8,760	$56.78	—	$—

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

Progyny, Inc. (Registrant)

Date: August 6, 2021	By:	/s/ David Schlanger
David Schlanger
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Mark Livingston
Mark Livingston
Chief Financial Officer (Principal Financial and Accounting Officer)