Form 10-Q
period 2021-09-30
Progyny, Inc.
filed 2021-11-08
CIK 1551306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 31, 2021, the registrant had 90,430,297 shares of common stock, $0.0001 par value per share, outstanding.

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

•	The COVID-19 pandemic, including variants, has had and is expected to continue to have, and similar health epidemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our clients, members and providers operate.
•	We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
•	The fertility market in which we participate is competitive, and if we do not continue to compete effectively, our results of operations could be harmed.
•	Our business depends on our ability to retain our existing clients and increase the adoption of our services within our client base. Any failure to do so would harm our business, financial condition and results of operations.
•	Our largest clients account for a significant portion of our revenue and a significant number of our clients are in the technology industry. The loss of one or more of these clients, changes to pricing terms with these clients or changes within the technology industry could negatively impact our business, financial condition and results of operations.
•	If we are unable to attract new clients, our business, financial condition and results of operations would be adversely affected.
•	A significant change in the utilization of our solutions could have an adverse effect on our business, financial condition and results of operations.
•	We have a history of operating losses and may not sustain profitability in the future.
•	We have a limited operating history with our current platform of solutions, which makes it difficult to predict our future results of operations.
•	Changes in the health insurance market could harm our business, financial condition and results of operations.
•	The health benefits industry may be subject to negative publicity, which could adversely affect our business, financial condition and results of operations.
•	If our computer systems, or those of our provider clinics, specialty pharmacies or other downstream vendors, lag, fail or suffer security breaches, we may incur a material disruption of our services, which could materially impact our business and the results of operations.
•	Our business depends on our ability to maintain our Center of Excellence network of high-quality fertility specialists and other healthcare providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.
•	If we fail to maintain an efficient pharmacy distribution network or if there is a disruption to our network of specialty pharmacies, our business, financial condition and results of operations could suffer.
•	We operate in a highly regulated industry and must comply with a significant number of complex and evolving requirements.

•	The healthcare regulatory and political framework is uncertain and evolving. Recent and future developments in the healthcare industry could have an adverse impact on our business, financial condition and results of operations.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progyny, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$92,224	$70,305
Marketable securities	22,086	38,994
Accounts receivable, net of $16,130 and $9,502 of allowance at September 30, 2021 and December 31, 2020, respectively	135,181	75,664
Prepaid expenses and other current assets	4,933	5,259
Total current assets	254,424	190,222
Property and equipment, net	4,702	3,400
Operating lease right-of-use assets	8,024	8,668
Goodwill	11,880	11,880
Intangible assets, net	723	1,213
Deferred tax assets	55,828	37,971
Other noncurrent assets	1,101	573
Total assets	$336,682	$253,927
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,425	$43,514
Accrued expenses and other current liabilities	49,059	34,272
Total current liabilities	104,484	77,786
Operating lease noncurrent liabilities	7,647	8,318
Other noncurrent liabilities	438	876
Total liabilities	112,569	86,980
Commitments and Contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2021 and December 31, 2020; 90,008,810 and 87,054,329 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	9	9
Additional paid-in capital	242,929	236,139
Treasury stock, at cost, $0.0001 par value; 615,980 shares at September 30, 2021 and December 31, 2020	(1,009)	(1,009)
Accumulated deficit	(17,504)	(68,193)
Accumulated other comprehensive income (loss)	(312)	1
Total stockholders’ equity	224,113	166,947
Total liabilities and stockholders’ equity	$336,682	$253,927

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Progyny, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$122,284	$98,928	$373,068	$244,557
Cost of services	93,792	78,092	286,048	195,164
Gross profit	28,492	20,836	87,020	49,393
Operating expenses:
Sales and marketing	4,441	3,355	12,483	10,230
General and administrative	14,986	12,653	42,009	31,976
Total operating expenses	19,427	16,008	54,492	42,206
Income from operations	9,065	4,828	32,528	7,187
Other income (expense):
Other income (expense), net	(92)	11	(73)	178
Interest income (expense), net	144	(17)	378	138
Total other income (expense), net	52	(6)	305	316
Income before income taxes	9,117	4,822	32,833	7,503
Benefit (provision) for income taxes	7,679	—	17,856	(116)
Net income	$16,796	$4,822	$50,689	$7,387
Net income per share:
Basic	$0.19	$0.06	$0.57	$0.09
Diluted	$0.17	$0.05	$0.51	$0.07
Weighted-average shares used in computing net income per share:
Basic	89,571,226	86,265,297	88,594,135	85,364,608
Diluted	100,370,331	98,969,588	100,326,221	98,936,489

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Progyny, inc

Consolidated Statement of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$16,796	$4,822	$50,689	$7,387
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(42)	12	(313)	17
Total other comprehensive income (loss)	(42)	12	(313)	17
Total comprehensive income	$16,754	$4,834	$50,376	$7,404

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Progyny, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

				Additional		Other
	Common Stock		Treasury	Paid in	Accumulated	Comprehensive
	Shares	Amount	Stock	Capital	Deficit	Income (Loss)	Total

For the three months ended September 30, 2021:
Balance at June 30, 2021	89,360,084	$9	$(1,009)	$240,111	$(34,300)	$(270)	$204,541
Issuance of employee equity awards, net of shares withheld	648,726	—	—	(4,361)	—	—	(4,361)
Stock-based compensation	—	—	—	7,179	—	—	7,179
Other comprehensive loss	—	—	—	—	—	(42)	(42)
Net income	—	—	—	—	16,796	—	16,796
Balance at September 30, 2021	90,008,810	$9	$(1,009)	$242,929	$(17,504)	$(312)	$224,113

For the three months ended September 30, 2020:
Balance at June 30, 2020	85,778,057	$9	$(1,009)	$231,792	$(112,087)	$5	$118,710
Issuance of employee equity awards, net of shares withheld	764,862	—	—	(628)	—	—	(628)
Stock-based compensation	—	—	—	3,071	—	—	3,071
Other comprehensive income	—	—	—	—	—	12	12
Initial public offering costs	—	—	—	(101)	—	—	(101)
Net income	—	—	—	—	4,822	—	4,822
Balance at September 30, 2020	86,542,919	$9	(1,009)	234,134	(107,265)	17	125,886

For the nine months ended September 30, 2021:
Balance at December 31, 2020	87,054,329	$9	$(1,009)	$236,139	$(68,193)	$1	$166,947
Issuance of employee equity awards, net of shares withheld	2,129,490	—	—	(11,952)	—	—	(11,952)
Stock-based compensation	—	—	—	18,742	—	—	18,742
Warrant exercise	824,991	—	—	0	—	—	0
Other comprehensive loss	—	—	—	—	—	(313)	(313)
Net income	—	—	—	—	50,689	—	50,689
Balance at September 30, 2021	90,008,810	$9	$(1,009)	$242,929	$(17,504)	$(312)	$224,113

For the nine months ended September 30, 2020:
Balance at December 31, 2019	84,188,202	$8	$(1,009)	$228,755	$(113,483)	$—	$114,271
Issuance of employee equity awards, net of shares withheld	2,354,717	1	—	(3,296)	—	—	(3,295)
Stock-based compensation	—	—	—	8,661	—	—	8,661
Reduction in initial public offering costs	—	—	—	14	—	—	14
Other comprehensive income	—	—	—	—	—	17	17
Impact of adoption of ASU 2016-13	—	—	—	—	(1,169)	—	(1,169)
Net income	—	—	—	—	7,387	—	7,387
Balance at September 30, 2020	86,542,919	$9	$(1,009)	$234,134	$(107,265)	$17	$125,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Progyny, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$50,689	$7,387
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	(17,856)	116
Non-cash interest expense	38	56
Depreciation and amortization	985	1,442
Stock-based compensation expense	18,698	8,661
Bad debt expense	7,221	3,922
Changes in operating assets and liabilities:
Accounts receivable	(66,738)	(34,952)
Prepaid expenses and other current assets	414	3,619
Accounts payable	11,674	23,719
Accrued expenses and other current liabilities	13,089	15,019
Other noncurrent assets and liabilities	(992)	677
Net cash provided by operating activities	17,222	29,666

INVESTING ACTIVITIES
Purchase of property and equipment, net	(1,517)	(940)
Purchase of marketable securities	(90,481)	(64,978)
Sale of marketable securities	107,076	14,000
Net cash provided by (used in) investing activities	15,078	(51,918)

FINANCING ACTIVITIES
Payment of initial public offering costs	—	(892)
Proceeds from exercise of stock options	1,753	2,078
Payment of employee taxes related to equity awards	(13,106)	(6,419)
Proceeds from contributions to employee stock purchase plan	972	1,068
Net cash (used in) financing activities	(10,381)	(4,165)
Net increase (decrease) in cash and cash equivalents	21,919	(26,417)
Cash and cash equivalents, beginning of period	70,305	80,382
Cash and cash equivalents, end of period	$92,224	$53,965

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$262	$33

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

Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Progyny, Inc. and its wholly owned subsidiaries. The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state our financial position as of September 30, 2021, the results of our operations for the three and nine months ended September 30, 2021 and 2020 and the results of our cash flows for the nine months ended September 30, 2021 and 2020. Therefore, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results expected for the year ending December 31, 2021 or any other future period.  Additionally, there are many uncertainties regarding the ongoing coronavirus (“COVID-19”) pandemic, including variants, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it has already impacted and may continue to impact its customers and members, its provider network, specialty pharmacy partners, employees, suppliers, vendors, and other business partners. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, future results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and variants, the actions taken to contain it or treat its impact, vaccine roll-out efforts and impact, including vaccine hesitancy, break-through cases and the economic impact on local, regional and national markets.  The overall disruption of the healthcare and fertility markets and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

There are no material contract asset or contract liability balances as of September 30, 2021 and December 31, 2020.

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

As of September 30, 2021 and December 31, 2020, accrued receivables were $34.2 million and $28.2 million. Accrued receivables are included within accounts receivable in the balance sheet.

Accrued claims payable of $26.3 million and $22.8 million as of September 30, 2021 and December 31, 2020, respectively, are included within accrued expenses and other current liabilities in the balance sheet. Claims payable are paid within 30 days based on contractual terms.

As of September 30, 2021 and December 31, 2020, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $24.8 million and $16.4 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the balance sheet.

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

Nine Months Ended September 30, 2021	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$9,502	$7,221	$(593)	$16,130

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of the new standard impacted the Company’s methodology for calculating and estimating the allowance for doubtful accounts. In the fourth quarter of 2020, the Company adopted this standard as of January 1, 2020 using the modified retrospective transition method, which resulted in a cumulative-effect adjustment to accumulated deficit of $1.2 million. As disclosed in Note 17 – Unaudited Quarterly Results of Operations Data in the Company’s Annual Report on Form 10-K, quarterly financial information for interim periods of 2020 has been recast, which includes a $0.5 million and $0.2 million impact to the previously disclosed general and administrative expense for the three and nine month periods ended September 30, 2020, respectively.

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

3.           Revenue

Disaggregated revenue

The following table disaggregates revenue by service (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Fertility benefit services revenue	$85,313	$73,141	$266,433	$178,845
Pharmacy benefit services revenue	36,971	25,787	106,635	65,712
Total revenue	$122,284	$98,928	$373,068	$244,557

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

As of September 30, 2021 and December 31, 2020, the Company had $69.5 million and $66.3 million, respectively, in financial assets held in money market accounts and $22.1 million and $39.0 million, respectively, held in marketable securities, including U.S. treasury bills. All were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets.

As of September 30, 2021 and December 31, 2020, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

5.           Leases

In September 2019, the Company’s lease agreement for its corporate headquarters commenced and will expire in May 2029. Pursuant to the lease, the Company will pay the base rent of approximately $1.3 million per annum through the end of the fifth lease year and approximately $1.4 million per annum thereafter through the expiration date.

The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense was $0.3 million for the operating lease for the three months ended September 30, 2021 and September 30, 2020. For the nine months ended September 30, 2021 and September 30, 2020, lease expense for the operating lease was $0.9 million and $1.0 million, respectively.

Cash outflows from operating activities attributable to the operating lease for the nine months ended September 30, 2021 and September 30, 2020 was $1.0 million and $0.5 million, respectively.

Information related to our leases is as follows (in thousands):

	Balance Sheet Location	September 30, 2021	December 31, 2020
Operating Leases
Right-of-use asset	Operating lease right-of-use assets	$8,024	$8,668
Short-term lease liabilities	Accrued expenses and other current liabilities	$1,231	$1,231
Long-term lease liabilities	Operating lease noncurrent liabilities	$7,647	$8,318

Other information
Weighted average remaining lease term, operating lease		7.7 years	8.4 years
Weighted average discount rate, operating lease		4.29%	4.29%

Future minimum facility lease payments as of September 30, 2021, were as follows:

Operating Lease Payments
as of September 30, 2021
Year Ending December 31:
2021	$321
2022	1,286
2023	1,286
2024	1,326
2025	1,407
Thereafter	4,807
Total undiscounted lease payments	$10,433
Less: imputed interest	1,555
Present value of lease liabilities	$8,878
Less: current portion of operating lease liabilities	1,231
Operating lease noncurrent liabilities	$7,647

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

During the nine months ended September 30, 2021 and 2020, the Company recorded interest expense on the SVB Line of Credit of $38,000 and $56,000, respectively.

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

8.           Stock-based Compensation

The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Cost of services	$1,536	$818	$4,284	$1,970
Selling and marketing	917	351	2,396	1,475
General and administrative	4,694	1,902	12,018	5,216
Total stock-based compensation expense	$7,147	$3,071	$18,698	$8,661

9.           Income Taxes

For the nine months ended September 30, 2021 and 2020, the Company calculated its year-to-date provision for income taxes by applying the estimated annual effective tax rate to the year-to-date profit from operations before income taxes and adjusts the provision for income taxes for discrete tax items recorded in the period. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income before income taxes and any significant permanent tax items.  During the nine months ended September 30, 2021, the Company recorded a benefit for taxes of $17.9 million primarily due to equity compensation activity that occurred during the period. During the nine months ended September 30, 2020, the Company recorded a provision for taxes of $0.1 million.

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

A reconciliation of net income available to common stockholders and the number of shares in the calculation of basic and diluted net income per share follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

Basic net income per common share:
Numerator:
Net income	$16,796	$4,822	$50,689	$7,387

Denominator:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	89,571,226	86,265,297	88,594,135	85,364,608
Basic net income per share attributable to common stockholders	$0.19	$0.06	$0.57	$0.09

Diluted net income per common share:
Numerator:
Net income attributable to common stockholders	$16,796	$4,822	$50,689	$7,387
Diluted net income attributable to common stockholders	$16,796	$4,822	$50,689	$7,387

Denominator:
Weighted-average shares used in computing basic net income per share attributable to common stockholder	89,571,226	86,265,297	88,594,135	85,364,608
Effect of dilutive securities	10,799,105	12,704,291	11,732,086	13,571,881
Weighted-average shares used in computing diluted net income per share attributable to common stockholders	100,370,331	98,969,588	100,326,221	98,936,489
Diluted net income per share attributable to common stockholders	$0.17	$0.05	$0.51	$0.07

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted income per share attributable to common stockholders for the period presented because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Options to purchase common stock	1,165,092	721,202	860,650	517,743
Shares issuable under ESPP	1,082	2,451	140	428
Restricted stock units	74,123	13,829	28,654	59,876
Total	1,240,297	737,482	889,444	578,047

11.          Subsequent Events

On November 4, 2021, the Company announced that David Schlanger plans to transition to the role of Executive Chairman, effective as of January 1, 2022, and will continue to serve as a director of the Company. In connection with this transition, the Company will enter into an amended and restated employment agreement with Mr. Schlanger, effective as of January 1, 2022. Pursuant to this agreement, Mr. Schlanger will be eligible to receive an equity award for fiscal year 2022 comprised of 333,000 non-qualified stock options and 84,000 restricted stock units, in each case vesting as to 25% on the first anniversary of the vesting commencement date with the remaining 75% of such award vesting in equal quarterly installments thereafter over the next three years, as well as a performance stock unit award with respect to a maximum number of 83,000 shares that are eligible to be earned based on the achievement of specified revenue targets.

Pete Anevski, who currently serves as President and Chief Operating Officer, will succeed Mr. Schlanger as Chief Executive Officer, effective as of January 1, 2022. In connection with this transition, the Company will enter into an amended and restated employment agreement with Mr. Anevski, effective as of January 1, 2022.

Pursuant to this agreement, Mr. Anevski will be eligible to receive an equity award for fiscal year 2022 comprised of 1,000,000 non-qualified stock options and 250,000 restricted stock units, in each case vesting as to 25% on the first anniversary of the vesting commencement date with the remaining 75% of such award vesting in equal quarterly installments thereafter over the next three years, as well as a performance stock unit award with respect to a maximum number of 250,000 shares that are eligible to be earned based on the achievement of specified revenue targets.

In addition, on November 8, 2021, the Company’s Board of Directors granted 830,000 non-qualified stock options and 230,000 restricted units awards under the 2019 Equity Incentive Plan to certain other key executives of the Company. The awards will vest over four years, in each case vesting as to 25% on the first anniversary of the vesting commencement date with the remaining 75% of such award vesting in equal quarterly installments thereafter over the next three years.

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

Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our base to over 180 current clients with at least 1,000 covered lives. We have retained substantially all of our clients since inception, and our member satisfaction is evidenced by our industry-leading Net Promoter Score, or NPS, of +79 for our fertility benefits solution and +81 for our integrated pharmacy benefits solution, Progyny Rx as of December 31, 2020. We currently provide coverage to approximately 2.9 million employees and their partners (known in our industry as covered lives), who we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

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

Our Clients. We currently serve over 180 employers with at least 1,000 covered lives in the United States across more than 30 industries.  Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 500,000 employees, represent approximately 2.9 million covered lives.

Revenue Model

Our clients primarily contract with us to provide our fertility benefits solution and, where added on by our clients, our Progyny Rx solution. Our revenue has both a utilization-based component and a population-based component, as follows:

●	Utilization Component. Clients pay us for the fertility benefits and Progyny Rx solutions utilized by their employees. With respect to the fertility benefits solution, we bill clients for Smart Cycles in accordance with our bundled case rates, which vary by the type of fertility service rendered and clinic location. Case rates include all third-party fertility specialists, anesthesiology and laboratory services, as well as all of our care management services. With respect to Progyny Rx, we bill the client for the fertility medication dispensed to their employees in connection with the authorized fertility treatments. Medication fees also include our formulary management, drug utilization review and cost containment services and other care management services.
●	Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% and 2% of our total revenue for the nine months ended September 30, 2021 and 2020, respectively.

Our revenue in a given year is determined by the level and mix of the utilization of our fertility benefits and Progyny Rx solutions by our members as well as the number of members enrolled in our clients’ benefits plans. Each year, we contract with new clients for our fertility benefits solution and, where added by the client, our Progyny Rx solution. Given that the majority of our clients contract with us for a January 1st benefits plan start date, our sales cycle follows the conventional healthcare benefits cycle, which largely concludes by the end of October of the prior year to allow for benefits education and annual open enrollment to occur in November.  For some clients that are considering a start date later in the year, the sales cycle can extend through the next year.

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

Member and Client Base.  Our addressable market is primarily large self-insured employers. There are approximately 8,000 employers in the United States (excluding quasi-governmental entities, such as universities and school systems, and labor unions) who have a minimum of 1,000 employees, representing approximately 69 million potential covered lives in total. Our current member base of approximately 2.9 million lives represents a single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of September 30, 2021 and September 30, 2020, we served 188 and 135 clients, respectively.

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

Benefits Utilization.  A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to approximately 2.9 million members as of September 30, 2021.

The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Assisted Reproductive Treatment (ART) Cycles(1)	6,892	5,407	20,790	13,284
Utilization - All Members(2)	0.51%	0.51%	1.07%	0.92%
Utilization - Female Only(2)	0.46%	0.44%	0.90%	0.78%
Average Members	2,856,000	2,221,000	2,774,000	2,156,000
(1)	Represents the number of ART cycles performed, including IVF with a fresh embryo transfer, IVF freeze all cycles/embryo banking, frozen embryo transfers and egg freezing.
(2)	Represents the member utilization rate for all services, including but not limited to, ART cycles, initial consultations, IUIs and genetic testing. The utilization rate for all members includes all unique members (female and male) who utilize the benefit during that period while the utilization rate for female only includes only unique females who utilize the benefit during that period. For the purposes of calculating utilization rates in any given period, the results reflect the number of unique members utilizing the benefit for that period. Individual periods cannot be combined as member treatments may span multiple periods.

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

Employee safety is our first priority, and as a result, we had implemented a remote working policy for all of our employees. We have recently re-opened our corporate offices to employees on a hybrid basis, while implementing additional safety measures and protocols. We are also working closely with all of our clients, members, providers and other external business partners. We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to monitor liquidity, as necessary, and ensure that our business can continue to operate during these uncertain times.

The outbreak and preventative measures taken to contain COVID-19, especially in the first half of 2020, negatively impacted our members’ access to care due to a temporary unavailability of the full range of fertility treatments at our provider clinics. In March 2020, the American Society for Reproductive Medicine, or ASRM, issued guidelines recommending enhanced safety protocols for patient safety. Those guidelines were lifted in May 2020, which has enabled our clinics to resume care. COVID-19 and related restrictions did continue to have a negative impact on our revenue growth for the three and nine months ended September 30, 2021.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, future results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including, without limitation, new information that may emerge concerning COVID-19 and variants; the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines as well as vaccine hesitancy; the imposition of protective public safety measures; and the economic impact on local, regional and national markets. To the extent that the markets we serve experience increased cases of COVID-19, state or local governments may reinstitute measures to control its spread, which could again negatively impact our members’ access to care. We will continue to evaluate the nature and extent of these potential impacts to our business, results of operations and liquidity.

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

Other Income (Expense), net

Other income (expense), net primarily includes investment income and interest income and expense.

Benefit (Provision) for Income Taxes

We are subject to income taxes in the United States. Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2020, we determined that there was sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets were realizable and released substantially all of our valuation allowance. We continue to maintain this position as of September 30, 2021.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Statements of Operations Data:	(in thousands)
Revenue	$122,284	$98,928	$373,068	$244,557
Cost of services(1)	93,792	78,092	286,048	195,164
Gross profit	28,492	20,836	87,020	49,393
Operating expenses:
Sales and marketing(1)	4,441	3,355	12,483	10,230
General and administrative(1)	14,986	12,653	42,009	31,976
Total operating expenses	19,427	16,008	54,492	42,206
Income from operations	9,065	4,828	32,528	7,187
Other income (expense), net	52	(6)	305	316
Income before income taxes	9,117	4,822	32,833	7,503
Benefit (provision) for income taxes	7,679	—	17,856	(116)
Net income	$16,796	$4,822	$50,689	$7,387
(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Cost of services	$1,536	$818	$4,284	$1,970
Sales and marketing	917	351	2,396	1,475
General and administrative	4,694	1,902	12,018	5,216
Total stock‑based compensation expense	$7,147	$3,071	$18,698	$8,661

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Statements of Operations Data, as a percentage of revenue:
Revenue	100%	100%	100%	100%
Cost of services	77	79	77	80
Gross profit	23	21	23	20
Operating expenses:
Sales and marketing	4	3	3	4
General and administrative	12	13	11	13
Total operating expenses	16	16	14	17
Income from operations	7	5	9	3
Other income (expense), net	0	0	0	0
Income before income taxes	7	5	9	3
Benefit (provision) for income taxes	7	—	5	0
Net income	14%	5%	14%	3%

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of Adjusted EBITDA include: (1) it does not properly reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including other (income) expense, net and interest (income) expense, net; (5) it does not reflect tax payments that may represent a reduction in cash available to us; and (7) it does not include legal fees associated with a vendor arbitration. In addition, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net income from continuing operations and other U.S. GAAP results.

We calculate Adjusted EBITDA as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, other (income) expense, net, interest (income) expense, net, (benefit) provision for income taxes, legal fees associated with a vendor arbitration. The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Net income	$16,796	$4,822	$50,689	$7,387
Add:
Depreciation and amortization	267	462	985	1,442
Stock‑based compensation	7,147	3,071	18,698	8,661
Other (income) expense, net	92	(11)	73	(178)
Interest (income) expense, net	(144)	17	(378)	(138)
(Benefit) provision for income taxes	(7,679)	—	(17,856)	116
Legal fees associated with a vendor arbitration	—	1,688	—	3,232
Adjusted EBITDA	$16,479	$10,049	$52,211	$20,522

Comparison of Three Months Ended September 30, 2021 and 2020

Revenue

	Three Months Ended
	September 30,
	2021	2020	% Change

	(dollars in thousands)

Revenue	$122,284	$98,928	24%

Revenue increased by $23.4 million, or 24%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase is primarily due to a $12.2 million, or 17% increase in revenue from our fertility benefits solution and a $11.2 million or 43% increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added Progyny Rx benefit. Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefit solution clients since its initial launch. Our revenue growth for the three months ended September 30, 2021 and September 30, 2020 was negatively impacted by COVID-19.

Cost of Services

	Three Months Ended
	September 30,
	2021	2020	% Change

	(dollars in thousands)

Cost of services	$93,792	$78,092	20%

Cost of services increased by $15.7 million, or 20% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered as well as increases in personnel-related costs, including stock-based compensation.

Gross Profit and Gross Margin

	Three Months Ended
	September 30,
	2021	2020	% Change

	(dollars in thousands)

Gross profit	$28,492	$20,836	37%
Gross margin	23.3%	21.1%

Gross profit increased by $7.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Gross margin increased 220 basis points for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to favorable new terms with our pharmacy program partners, the net impact of regular contract renewals with our providers as well as continued efficiencies gained across our care management services.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended
	September 30,
	2021	2020	% Change

	(dollars in thousands)

Sales and marketing	$4,441	$3,355	32%

Sales and marketing expense increased by $1.1 million, or 32%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to a $1.1 million increase in personnel-related costs relating to additional headcount and commissions for sales and marketing functions.

General and Administrative Expense

	Three Months Ended
	September 30,
	2021	2020	% Change

	(dollars in thousands)

General and administrative	$14,986	$12,653	18%

General and administrative expense increased by $2.3 million, or 18%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily due to a $3.7 million increase in personnel-related costs (including a $2.8 million increase in stock-based compensation) as a result of additional headcount for general and administrative functions and a $0.6 million increase in bad debt expense. These increases were partially offset by a $1.7 million decrease in legal costs compared to the three months ended September 30, 2020 for a vendor arbitration, which was settled in the fourth quarter of 2020, and a $0.3 million decrease in other related general and administrative expenses. See Note 7 – Commitments and Contingencies – in the notes to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Other Income (Expense), Net

	Three Months Ended
	September 30,
	2021	2020	% Change

	(dollars in thousands)

Other income (expense), net	$52	($6)	NM

Other income (expense), net improved by $0.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to an increase in interest earned on investments.

Benefit (Provision) for Income Taxes

	Three Months Ended
	September 30,
	2021	2020	% Change

	(dollars in thousands)

Benefit (provision) for income taxes	$7,679	$0	NM

For the three months ended September 30, 2021, we recorded a benefit for income taxes of $7.7 million primarily due to equity compensation activity that occurred during the period.

Comparison of Nine Months Ended September 30, 2021 and 2020

Revenue

	Nine Months Ended
	September 30,
	2021	2020	% Change

	(dollars in thousands)

Revenue	$373,068	$244,557	53%

Revenue increased by $128.5 million, or 53%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase is primarily due to a $87.6 million, or 49% increase in revenue from our fertility benefits solution and a $40.9 million or 62% increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added Progyny Rx benefit. Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefit solution clients since its initial launch. Our revenue growth for the nine months ended September 30, 2021 and September 30, 2020 was negatively impacted by COVID-19.

Cost of Services

	Nine Months Ended
	September 30,
	2021	2020	% Change

	(dollars in thousands)

Cost of services	$286,048	$195,164	47%

Cost of services increased by $90.9 million, or 47%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered as well as increases in personnel-related costs, including stock-based compensation.

Gross Profit and Gross Margin

	Nine Months Ended
	September 30,
	2021	2020	% Change

	(dollars in thousands)

Gross profit	$87,020	$49,393	76%
Gross margin	23.3%	20.2%

Gross profit increased by $37.6 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Gross margin increased 310 basis points for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to favorable new terms with our pharmacy program partners, the net impact of regular contract renewals with our providers as well as continued efficiencies gained across our care management services. Gross margin in the nine months ended September 30, 2020 was also affected by our decision to keep all care management staff in place, despite the pause in treatments caused by COVID-19 restrictions.

Operating Expenses

Sales and Marketing Expense

	Nine Months Ended
	September 30,
	2021	2020	% Change

	(dollars in thousands)

Sales and marketing	$12,483	$10,230	22%

Sales and marketing expense increased by $2.3 million, or 22%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to a $2.3 million increase in personnel-related costs (including a $0.9 million increase in stock-based compensation) relating to additional headcount and commissions for sales and marketing functions.

General and Administrative Expense

	Nine Months Ended
	September 30,
	2021	2020	% Change

	(dollars in thousands)

General and administrative	$42,009	$31,976	31%

General and administrative expense increased by $10.0 million, or 31%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to a $9.3 million increase in personnel-related costs (including a $6.8 million increase in stock-based compensation) as a result of additional headcount for general and administrative functions, a $3.3 million increase in bad debt expense, and a $0.6 million increase in other related general and administrative expenses. These increases were partially offset by a $3.2 million decrease in legal costs compared to the nine months ended September 30, 2020 for a vendor arbitration, which was settled in the fourth quarter of 2020. See Note 7 – Commitments and Contingencies – in the notes to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Other Income (Expense), Net

	Nine Months Ended
	September 30,
	2021	2020	% Change

	(dollars in thousands)

Other income (expense), net	$305	$316	(3)%

Other income, net decreased by $11,000 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a decrease in interest and other income on investments, partially offset by a decrease in interest expense.

Benefit (Provision) for Income Taxes

	Nine Months Ended
	September 30,
	2021	2020	% Change

	(dollars in thousands)

Benefit (provision) for income taxes	$17,856	($116)	NM

For the nine months ended September 30, 2021, we recorded a benefit for income taxes of $17.9 million primarily due to equity compensation activity that occurred during the period. For the nine months ended September 30, 2020, we recorded a provision for state income taxes of $0.1 million.

Liquidity and Capital Resources

As of September 30, 2021, we had $92.2 million of cash and cash equivalents and $22.1 million of marketable securities. Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities as further detailed below. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

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

Other than the impact on our revenue growth and the related cash flows resulting from the various restrictions on activities due to the COVID-19 pandemic, our sources and uses of cash were not otherwise impacted by the COVID-19 pandemic in the three months ended September 30, 2021 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic, including variants, may have on our business and financial results. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. For additional information on the various risks posed by the COVID-19 pandemic, please read Part II, Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q.

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

The following table summarizes our cash flows from operations for the periods presented:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Cash provided by operating activities	$17,222	$29,666
Cash provided by (used in) investing activities	15,078	(51,918)
Cash (used in) financing activities	(10,381)	(4,165)
Net increase (decrease) in cash and cash equivalents	$21,919	$(26,417)

Operating Activities

Net cash provided by operating activities was $17.2 million for the nine months ended September 30, 2021, primarily consisting of net income of $50.7 million adjusted for certain non-cash items, which include $18.7 million of stock-based compensation expense, $17.9 million of deferred tax benefit, $7.2 million of bad debt expense, and $1.0 million of depreciation and amortization. Changes in operating assets and liabilities resulted in cash used in operating activities from an increase in accounts receivable of $66.7 million and other noncurrent assets and liabilities of $1.0 million, partially offset by cash provided by operating activities from increases in accrued expenses and other current liabilities of $13.1 million and accounts payable of $11.7 million, and decreases in prepaid expenses and other current assets of $0.4 million.  These changes were a result of the impact of revenue growth and our operating results as well as the timing of payments to third parties and collections from customers.

Net cash provided by operating activities was $29.7 million for the nine months ended September 30, 2020, primarily consisting of $7.4 million net income adjusted for certain non-cash items, which include $8.7 million of stock-based compensation expense, $3.9 million of bad debt expense, $1.4 million of depreciation and amortization. Changes in operating assets and liabilities resulted in cash used in operating activities from an increase in accounts receivable of $35.0 million, more than offset by cash provided by operating activities from increases in accounts payable of $23.7 million and accrued expenses and other current liabilities of $15.0 million, and decreases in prepaid expenses and other current assets of $3.6 million and other noncurrent assets and liabilities of $0.7 million.  These changes are a result of the impact of revenue growth and our operating results as well as the timing of payments to third parties and collections from clients.

Investing Activities

Net cash provided by investing activities was $15.1 million for the nine months ended September 30, 2021, which primarily consisted of net proceeds of $16.6 million from marketable securities. Net cash used in investing activities was $51.9 million for the nine months ended September 30, 2020, which primarily consisted of net investments of $51.0 million in marketable securities. The remainder of the activity for both the nine months ended September 30, 2021 and September 30, 2020 consisted of purchases of computers, software, including capitalized software development costs, and leasehold improvements, including leasehold improvements associated with the buildout of our new corporate office which was occupied in February 2020.

Financing Activities

Net cash used in financing activities was $10.4 million for the nine months ended September 30, 2021, consisting of payments of $13.1 million for employee taxes related to equity awards, partially offset by $1.7 million in proceeds from stock option exercises and $1.0 million in proceeds from contributions to our employee stock purchase plan.

Net cash used in financing activities was $4.2 million for the nine months ended September 30, 2020, consisting of payments of $0.9 million for IPO costs, payments of $6.4 million for employee taxes related to equity awards, partially offset by $2.1 million in proceeds from stock option exercises and $1.1 million in proceeds from employee stock purchase plan.

Contractual Obligations and Commitments

Other than changes which occur in the ordinary course of business, as of September 30, 2021, there were no material changes to the contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements.

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

Interest Rate Risk

As of September 30, 2021, we had cash and cash equivalents of $92.2 million and marketable securities of $22.1 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

The COVID-19 pandemic, including variants, has had and is expected to continue to have, and similar health epidemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our clients, members and providers operate.

Our business and operations have been adversely affected by the COVID-19 pandemic, which has impacted the markets and communities in which we and our clients, members and providers operate. Since December 2019, when COVID-19 was first reported, the virus has spread to countries worldwide, including the United States and more specifically, New York, New York, where our primary office is located.

The ongoing COVID-19 pandemic, including variants, has adversely impacted, and may continue to adversely impact, many aspects of our business. Our revenue growth for the three months ended September 30, 2021 and 2020 were negatively impacted by COVID-19 and our revenue growth in future periods may continue to be adversely impacted by COVID-19. Our providers have and may in the future delay new fertility cycles because they operate in areas acutely affected by the COVID-19 pandemic, on account of executive orders to postpone non-emergent surgeries or other medical treatments, or in order to conserve medical resources for non-fertility related medical treatments. Many of our members live in communities that have been acutely affected by the COVID-19 pandemic and have delayed and may not want to continue or begin new fertility cycles during the pandemic. Emerging research and the lack of consumer information on the impact of COVID-19 vaccines on pregnancy may also affect member behavior and utilization. Furthermore, as certain of our potential clients experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the spread of COVID-19, they have and may continue to decrease their spending on health benefits and delay or cancel implementation of fertility benefits. Each of these factors could affect member behavior, our utilization rates and the number of members enrolled in our clients’ benefit plans.

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

In light of the uncertainty and rapidly evolving situation relating to the spread of COVID-19 and in compliance with shelter-in-place orders and other government executive orders directing that all non-essential businesses close their physical operations, we implemented a work-from-home policy for all of our employees in March 2020. We have recently re-opened our corporate offices to employees on a hybrid basis, while implementing additional safety measures and protocols. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in the best interests of our business, our employees and the communities we serve. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working partially remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential clients, longer time periods to complete implementation of new clients, longer time to respond to members, extended timelines for data collection and review and a corresponding reduction in growth, or other decreases in productivity that could seriously harm our business. In addition, working remotely could increase our cybersecurity risk and make us more susceptible to communication disruptions, which could adversely impact our business operations or delay necessary interactions with our clients, member, providers and other third parties. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our member utilization and rate of growth, either of which could seriously harm our business.

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

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change; and will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope, severity, and any resurgences of the COVID-19 pandemic; the effectiveness of vaccine rollout plans, including any mandates; the public’s perception of the safety of the vaccines and their willingness to take the vaccines; the existence and prevalence of new variants of the virus; the continued impact on worldwide macroeconomic conditions, including interest rates, employment rate, consumer confidence; governmental, business, and individuals' actions that have been, and continue to be, taken in response to the pandemic; the effect on our providers, clients and members; changes in demand for our services; our ability to sell and provide our services; the ability of our clients and members to pay for our services; the health of, and the effect on, our workforce; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments for our employees and business partners. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole.  While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have provided and may continue to provide guidance about our business and future operating results.  On November 4, 2021, we issued guidance for the fourth quarter of 2021 and full year 2021. In developing this guidance, our management must make certain assumptions and judgments about its future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic and the associated economic uncertainty on our business and the timing and scope of economic recovery globally and how long it will take both clinics and members to return to normal practice volumes and behavior, which are inherently difficult to predict. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given and may be revised at a later time, solely in our discretion, as we learn more information. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, economic conditions or member behavior, some of which may change. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty, financial market conditions and member behavior caused by the COVID-19 pandemic, and which could adversely affect our business and future operating results. There are no comparable recent events that provide insights as to the probable effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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

We currently serve over 180 employers with at least 1,000 covered lives in the United States across more than 30 industries. For the nine months ended September 30, 2021, two clients accounted for 18% and 15%, or a combined 33%, of our total revenue. No other clients accounted for more than 10% for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, two clients accounted for 18% and 17% of revenue, or a combined 35% of our total revenue. Engagement with these clients is generally covered through contracts that are multi-year in duration. One or both of these clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. Clients could also renegotiate pricing terms at the time of renewal, which could have a negative impact on our revenue. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.

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

A significant change in the level or the mix of the utilization of our solutions could have an adverse effect on our business, financial condition and results of operations.

We do not control or impact the level of utilization of our solutions or the mix of utilization of our solutions for each of our clients, in particular for newer clients. A significant reduction in the number of members using our solutions could adversely affect our business, financial condition and results of operations. Factors that have and could continue to contribute to a reduction in the use of our solutions include: reductions in workforce by existing clients; general economic downturn that results in business failures and high unemployment rates; outbreaks of contagious diseases or the worsening thereof, including the COVID-19 pandemic; employers no longer offering comprehensive health coverage or offering alternative solutions such as coverage on a voluntary, employee-funded basis; labor shortages at our clinics; federal and state regulatory changes; changes to taxability of medical benefits; failure to adapt and respond effectively to the changing medical landscape, changing laws, regulations and government enforcement priorities, changing client needs, requirements or preferences; premium increases and benefits changes; negative publicity, through social media or otherwise and news coverage.

It is also difficult for us to predict the level or mix of utilization of our services at the member level. If the actual utilization of our services by members is significantly greater than budgeted, the client may be responsible for corresponding costs that exceed its planned expenditure. If we cannot help our clients accurately predict the level of utilization by their employees, our clients may turn to alternative solutions, and our business and profitability would be adversely impacted.

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

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, including those related to the ongoing COVID-19 pandemic, may also negatively impact the market price of our common stock. Fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

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

Our results of operations may fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:

●	fluctuations in demand for or pricing of our solutions;
●	our ability to attract new clients;
●	our ability to retain our existing clients;
●	client expansion rates;

●	changes in clients’ budgets and in the timing of their budget cycles and purchasing decisions;
●	our ability to control costs, including our operating expenses and healthcare costs;
●	the amount and timing of payment for operating expenses, particularly sales and marketing expenses;
●	the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments and other non-cash charges;
●	the amount and timing of costs associated with recruiting, training and integrating new employees and retaining and motivating existing employees;
●	general economic conditions, as well as economic conditions specifically affecting industries in which our clients participate, including those related to the ongoing COVID-19 pandemic;
●	the impact of new accounting pronouncements;
●	changes in the competitive dynamics of our market, including consolidation among competitors or clients; and
●	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our solutions and services.

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

In the third quarter of 2021, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.

The following table provides a summary of shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans in the three months ended September 30, 2021:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program

July 1, 2021 through July 31, 2021	3,918	$57.93	—	$—
August 1, 2021 through August 31, 2021	1,513	51.51	—	—
September 1, 2021 through September 30, 2021	14,810	58.70	—	—
Total shares repurchased	20,241	$57.99	—	$—

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

Progyny, Inc. (Registrant)

Date: November 8, 2021	By:	/s/ David Schlanger
David Schlanger
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Mark Livingston
Mark Livingston
Chief Financial Officer (Principal Financial and Accounting Officer)