Form 10-K
period 2021-12-31
Progyny, Inc.
filed 2022-03-01
CIK 1551306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of common stock as reported by The Nasdaq Global Select Market on June 30, 2021 (the last business day of the registrant’s second fiscal quarter), was approximately $4.1 billion.

As of January 31, 2022, the registrant had 91,234,747 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Progyny, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including without limitation statements regarding our future results of operations and financial position, our ability to acquire or invest in complementary businesses, products, and technologies, our ability to achieve profitability on an annual basis and sustain such profitability, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, our business strategy and our ability to acquire new clients and successfully engage new and existing clients, our ability to effectively manage our growth and compete effectively with existing competitors and new market entrants, impact of recently adopted accounting pronouncements; our ability to attract and retain qualified employees and key personnel; the plans and objectives of management for future operations and capital expenditures, and ongoing impacts of the COVID-19 pandemic, including variants, on our business, operations, and the markets and communities in which we and our clients, members and providers operate are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, “seek”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Annual Report on Form 10-K.

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

•	The ongoing COVID-19 pandemic, including variants, has had and is expected to continue to have, and similar health epidemics or pandemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our clients, members and providers operate.
•	We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

•	The fertility market in which we participate is competitive, and if we do not continue to compete effectively, our results of operations could be harmed.
•	Our business depends on our ability to retain our existing clients and increase the adoption of our services within our client base. Any failure to do so would harm our business, financial condition and results of operations.
•	Our largest clients account for a significant portion of our revenue and a significant number of our clients are in the technology industry. The loss of one or more of these clients, changes to pricing terms with these clients or changes within the technology industry could negatively impact our business, financial condition and results of operations.
•	If we are unable to attract new clients, our business, financial condition and results of operations would be adversely affected.
•	A significant change in the level or the mix of the utilization of our solutions could have an adverse effect on our business, financial condition and results of operations.
•	We have a history of operating losses and may not sustain profitability in the future.
•	We have a limited operating history with our current platform of solutions, which makes it difficult to predict our future results of operations.
•	Changes or developments in the health insurance markets in the United States, including passage and implementation of a law to create a single-payer or government-run health insurance program, could materially and adversely harm our business, and operating results.
•	The health benefits industry may be subject to negative publicity, which could adversely affect our business, financial condition and results of operations.
•	If our computer systems, or those of our provider clinics, specialty pharmacies or other downstream vendors, lag, fail or suffer security breaches, we may incur a material disruption of our services or suffer a loss or inappropriate disclosure of confidential information, which could materially impact our business and the results of operations.
•	Our business depends on our ability to maintain our Center of Excellence network of high-quality fertility specialists and other healthcare providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.
•	Our growth depends in part on the success of our strategic relationships with, and monitoring of, third parties, including channel partners, vendors and insurance carriers.
•	If we fail to maintain an efficient pharmacy distribution network or if there is a disruption to our network of specialty pharmacies, our business, financial condition and results of operations could suffer.
•	We operate in a highly regulated industry and must comply with a significant number of complex and evolving legal and regulatory requirements.
•	The healthcare regulatory and political framework is uncertain and evolving. Recent and future developments in the healthcare industry could have an adverse impact on our business, financial condition and results of operations.

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

MARKET, INDUSTRY AND OTHER DATA

This Annual Report on Form 10-K contains statistical data, estimates and forecasts that are based on independent industry publications, such as those published by The American Society for Reproductive Medicine, FertilityIQ and other publicly available information, as well as other information based on our internal sources. This information involves many assumptions and limitations, and you are cautioned not to give undue weight to these estimates. We have not independently verified the accuracy or completeness of the data contained in these industry publications and other publicly available information. Further, while we believe our internal research is reliable, such research has not been verified by any third party. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described under Part I, Item 1A. “Risk Factors,” of this Annual Report on Form 10-K that could cause results to differ materially from those expressed in these publications and other publicly available information.

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

Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our current base of clients to over 265 with at least 1,000 covered lives. We currently have contracts to provide coverage to approximately 4.0 million employees and their partners (known in our industry as covered lives), whom we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since we launched our fertility benefits solution, and our member satisfaction is evidenced by our most recent industry-leading Net Promoter Score, or NPS, of +81 for our fertility benefits solution and +79 for our integrated pharmacy benefits solution, Progyny Rx as of December 31, 2021.

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

In addition to our fertility benefits solution, we offer an integrated pharmacy benefits solution, Progyny Rx, which can be added by our clients. Progyny Rx provides our members with access to the medications needed during their fertility treatment. As part of this solution, we provide care management services, which include our formulary plan design, simplified authorization, assistance with prescription fulfillment and timely delivery of the medications by our network of specialty pharmacies, as well as medication administration training, pharmacy support services and continuing PCA support.

We have demonstrated our ability to drive better outcomes for our clients, members and provider clinics across multiple metrics. Provider clinics within our network produce outcomes that surpass their own reported practice averages when treating Progyny members because of our differentiated solution. Additionally, across our membership, our outcomes compared to national averages have been consistently superior to date.

Industry Background

The prevalence of infertility is high, affecting one in eight couples in the United States according to the Centers for Disease Control and Prevention, or the CDC, and infertility is gaining attention as individuals are more openly discussing their struggles with fertility. As transparency and dialogue around infertility have increased, there has been a de-stigmatization of the disease. Despite this change in perception of infertility and its high prevalence, it is one of the only high-prevalence medical conditions with limited or non-existent medical insurance. By comparison, medical conditions with a similar prevalence, such as diabetes and asthma, are comprehensively covered by conventional health insurance carriers and employers. Due to the high prevalence of infertility, its high costs of treatment and the limited insurance coverage provided for the disease, there is a significant unmet need for fertility services in the United States and several macro trends are driving that need for fertility treatments and propelling the overall size of the fertility market higher.

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

We believe that the lack of adequate coverage has been the result of both broader public policy issues, as well as conventional health insurance carrier-specific policies. For example, it was not until 2017 that infertility was first recognized as a disease by the American Medical Association and, even now, only 19 states have mandated insurance coverage for infertility. For the states that do mandate coverage, the mandates vary greatly and often leave patients with inadequate coverage or unable to pursue care at all. When conventional health insurance carriers have chosen to structure fertility coverage for their employer clients, that coverage often has limited lifetime dollar maximums and clinically antiquated "one size fits all" clinical protocols, such as mandated step therapy protocols.

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

Driven by these market dynamics, according to the CDC, the market for fertility treatments grew at a 9.4% compound annual growth rate from 2010 to 2019 as more individuals pursued treatment. Given this increasing demand coupled with inadequate existing coverage, there is a greater need than ever before for a fertility benefits manager who can provide comprehensive and effective benefits to the employer market.

Industry Challenges

We believe employers are faced with three major challenges relating to providing fertility benefits to their employee bases:

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

When conventional fertility benefits coverage is restrictively structured with a lifetime dollar maximum, the patient often makes poor clinical decisions that ultimately result in greater costs for the employer. Because the dollar maximum can easily be exhausted in the midst of a fertility treatment cycle, patients may elect to transfer multiple embryos because they are under financial pressure and mistakenly believe that it will optimize their chance of becoming pregnant. The common use of multiple embryo transfer belies the fact that this procedure greatly increases the risk of multiple births and health complications among the mother and babies. One of the most common complications associated with multiples is preterm births, which significantly escalates healthcare costs, including maternity care, labor and delivery costs and NICU expenses.

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

The conventional pharmacy delivery infrastructure is not designed to address the uniqueness of fertility treatment, which requires highly coordinated and timely delivery of medications. Conventional benefits managers require extensive and multiple authorizations and have inconsistent approval processes, which can complicate and delay the provision of medications that are essential to fertility treatment. We believe that with conventional benefits programs, authorization and delivery times of one to two weeks are typical. If medications are not received on time, patients may have to wait a month or longer to commence another round of fertility treatment, wasting valuable time and money. In addition, the storage, preparation and administration of fertility medication is complex and requires extensive self-administered injections, yet most fertility benefits programs offer limited guidance and clinical support to patients around these issues. Additionally, fertility medications are often self-administered injectable drugs, and the effectiveness of a patient’s treatment may be compromised by improper storage and/or incorrect administration of their medications if the patient is not provided access to education and support.

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

Ability to Attract and Retain Talent

Employers are facing increasing competition to attract and retain talent. As a result, we believe that employers are enhancing their value proposition to employees by evaluating and providing benefits that are most in demand. Family building solutions are an increasing area of focus for employees, and in turn, employers.

Our Market Opportunity

We believe we have a significant opportunity to provide employers with a superior comprehensive solution that addresses the unique challenges and complexities of fertility treatment and related fertility pharmacy services. We estimate that the market for fertility treatments in the United States was approximately $8.0 billion in 2019, based on data published by the CDC regarding the number of treatment cycles and FertilityIQ’s estimate of the average cost per cycle. We estimate the potential size of the U.S. fertility market to be at least twice as large because this figure excludes those individuals who do not seek treatment for infertility. Furthermore, when comparing the United States to other countries, the percentage of babies born utilizing ART is materially lower, at less than 2% in the United States (where fertility treatment is not adequately covered), compared to approximately 10% in Denmark and 5% in Japan (where there is more public health funding for fertility treatment).

We contract with employers to provide fertility and family building benefits to their employees and covered dependents. We believe our addressable market consists of the approximately 8,000 self-insured employers in the United States (excluding quasi-governmental entities, such as universities, school systems, and labor unions). These 8,000 employers have a minimum of 1,000 employees, representing approximately 75 million potential covered lives in total. As such, we estimate that our current member base of 4.0 million covered lives under contract represents a low single digit percent of our total market opportunity.

Regardless of whether or not these self-insured employers currently provide a fertility benefit, we believe they are prospective clients of Progyny. Further, 35% of our clients had no prior fertility coverage before adopting Progyny and 94% of our clients enhanced their coverage when they switched to Progyny. Overall, we believe our market opportunity is substantial and is continuing to grow as a result of the rising demand for fertility benefits solutions, the lack of adequate offerings in the market today and the increasing awareness of the challenges of infertility we are driving.

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

Fertility Benefits Solution

Differentiated Benefits Plan Design

The innovative Smart Cycle is our easy-to-understand fertility benefits design. Our Smart Cycle plan design allows members equitable access to the treatment they need and is designed to drive superior outcomes and reduce both upfront treatment expenses and subsequent costs. Everything needed for a comprehensive fertility treatment is contained within a Smart Cycle treatment bundle, including all necessary diagnostic testing and access to the latest technology (e.g., in the case of IVF treatment, preimplantation genetic testing). We currently offer 19 different Smart Cycle treatment bundles, which may be used independently or in combination depending on the member’s need. Each Smart Cycle has a separate unit value (i.e., some have fractional values and some have whole values). Our clients contract to purchase a cumulative Smart Cycle unit value per eligible member. These can range from one to unlimited cumulative Smart Cycles units. Members can choose their preferred provider clinics within our network and utilize their Smart Cycles for whichever treatments they and their fertility specialists determine to be necessary throughout their fertility journey.

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

Selective Network of High-Quality Fertility Specialists

We have utilized our deep industry knowledge and the insights derived from our data analytics platform to establish and actively manage a national network of the leading fertility specialists in the country. Our members receive access to our selective Center of Excellence network of high-quality providers that includes approximately 900 fertility specialists who practice at over 650 provider clinic locations throughout the United States. Our network includes 46 of the top 50 fertility practice groups by volume in the United States according to 2019 CDC data, which was published in 2021 and is the most recent data available. Fertility specialists who are invited to join our network must meet and maintain rigorous credentialing standards and quality thresholds that we set for inclusion in our network to ensure that our members receive the highest quality of care. Our national network serves members in virtually every state, providing extensive geographic coverage to our national employers.

Progyny Rx, an Integrated Pharmacy Benefits Solution

Progyny Rx is our integrated pharmacy benefits solution that can be added by clients that utilize our fertility benefits solution. This solution provides our members with access to the medications needed during their treatment. As part of this solution, we provide care management services, which include our formulary plan design, simplified authorization, assistance with prescription fulfillment and timely delivery of the medications by our network of specialty pharmacies, as well as medication administration training, pharmacy support services and continuing PCA support. Our single treatment and medication authorization process reduces the administrative burden, creating an efficient pharmacy solution for our members and their fertility specialists. Progyny Rx reduces dispensing and delivery time to two days to eliminate the risk of missed treatment cycles. Our single medication authorization and delivery process ensures that our members will not miss or delay cycles. We provide access to phone-based, clinical education and support seven days a week to ensure that our members understand any necessary medication storage requirements and administration techniques, including injection training. To further support those members that require additional education, we also offer a library of on-demand videos. Given the importance of the timely use of medication to the success of fertility treatments, and the complexity involved in administering the medications, we believe Progyny Rx provides a differentiated and effective pharmacy solution for our clients and their employees.

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

Full Service Client Account Management

We provide a dedicated account management team to ensure that we are delivering superior service. Our account managers support our clients’ day-to-day needs and resolve issues that arise. For example, to help our clients ensure that their employees are fully aware of the Progyny program, our account management teams work with our clients to create co-branded materials to support health fairs, open enrollment events and other employee communications. The account management team also attends open enrollment benefits fairs and other health fairs throughout the year and hosts virtual open enrollment webinars for members to attend live or on-demand. Our account management team also reviews all quarterly and annual program reports with our clients to reinforce the transparency we provide to clients into their expenditures and outcomes and to review and quantify the value created by our solutions. We believe our account management services, including our detailed client reporting, play an important role in helping us maintain and strengthen our client relationships.

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

We Provide Measurable Value to Our Employer Clients

●	Substantial and Measurable Financial Value. Our superior clinical outcomes drive savings in both upfront fertility treatment costs (due to our higher live birth rates) as well as subsequent maternity and NICU expenses for our clients (due to our lower multiple birth rates).
●	Progyny Rx Savings. Progyny Rx delivers unit cost savings to our clients based on a reduction in unnecessary quantities of medication dispensed.
●	Employee Productivity and Retention. Our solution addresses employee absenteeism, poor productivity, and the lack of employee retention driven by the stress of suffering from infertility (and undergoing fertility treatment) as well as the back-to-work issues related to multiple births. Our members are able to receive the most effective treatments more quickly and have access to high-touch member support services through our PCAs, thereby reducing the physical and emotional rigors of infertility and its treatment.
●	Appeal to Existing and Prospective Employees. Better fertility benefits programs can be a key component of enhancing a company’s overall benefits and an important tool in its recruiting efforts and in helping retain key talent. An appealing feature of the Progyny benefit from an employee retention perspective is that the benefit is both comprehensive and is accessible by all groups across an employee population. The level of employee satisfaction we provide is important for any employer focused on employee retention.

We Provide Meaningful Value to Our Members

●	Superior Clinical Outcomes. Our members experience healthier pregnancies (with significantly increased utilization of single embryo transfer) and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

			Progyny In‑Network
		Progyny In‑Network	Provider Clinic
	National Averages	Provider Clinic	Averages
	for All Provider	Averages	for Progyny
Outcome	Clinics	for All Patients	Members Only(3)
Single embryo transfer rate(1)	64.0%	67.1%	90.1%
Pregnancy rate per IVF transfer(1)	53.0%	54.7%	61.4%
Miscarriage rate(1)	18.6%	18.4%	13.8%
Live birth rate(2)	42.2%	43.6%	52.9%
IVF multiples rate(2)	9.9%	9.1%	2.8%
(1)	Calculated based on the Society for Assisted Reproductive Technology, or SART, 2018 National Summary Report, finalized in 2021.
(2)	Calculated based on CDC, 2019 National Summary and Clinic Data Sets, published in 2021.
(3)	Calculated based on the 12-month period ended December 31, 2020.
●	Comprehensive Coverage. We provide all individuals with access to comprehensive coverage. Our Smart Cycle design ensures that members always have coverage for a full treatment cycle as their access to treatment is not limited by a dollar maximum that could be exhausted mid-treatment. Additionally, members have access to the latest technologies and procedures, which are reviewed and approved by our Medical Advisory Board.
●	Access for All Members and Dependents. Smart Cycles are available to be utilized across all employee groups, including populations not typically covered, such as LGBTQ+ individuals and single mothers by choice.
●	Equitable Access to Care. Our Smart Cycle design ensures members receive fair and balanced access to care that is not dependent on where members live, how expensive a fertility specialist is or which specific treatments are required.
●	High-Touch Concierge Member Experience. We provide our members with high-touch, end-to-end concierge support, including logistical assistance, clinical guidance and emotional support through our PCAs and our in-house clinical staff.
●	Access to Selective, Premier Fertility Specialist Network. Our solution provides members with access to the nation’s most desired fertility providers, including approximately 900 fertility specialists who practice at approximately 650 provider clinic locations throughout the United States. Our network includes 46 of the top 50 fertility practice groups by volume in the United States according to 2019 CDC data.
●	Integrated Pharmacy Benefits Solution. Progyny Rx provides members with a simplified authorization process, timely medication delivery and member support from pharmacy clinicians seven days a week.

We Provide Meaningful Value to Our Fertility Specialists

●	Members Supported With a Comprehensive Benefit. Our solutions allow our members to arrive at their fertility specialist with a fully-covered course of treatment and the flexibility to utilize the latest approved technologies and best practices via our comprehensive Smart Cycle benefits plan design. These members are also educated on the use of best practices and are supported by PCAs along their fertility journey.
●	Eliminate Step Therapy Protocols. Our network of fertility specialists have access to the latest science and technologies through our innovative Smart Cycles, which free our fertility specialists from having to follow the ineffective protocols common to conventional coverage and allow them to pursue the most effective treatments first, thereby saving time and money.

●	Simplified Administration. Once a Smart Cycle treatment is authorized, fertility specialists within our network are able to prescribe the optimal treatment plan without any need for pre-certification or pre-authorization.
●	Superior Clinical Outcomes. Outcomes for Progyny members across our fertility specialist network are superior to the average outcomes that the same provider clinics report to the CDC for all of their patients. Specifically, as shown in the table above, the in-network average live birth rate for Progyny members is 52.9%, as compared to the 43.6 % average live birth rate for all of the patients at those same clinics.
●	Eliminating Financial Risk Associated With Collections. We assume full responsibility for the collection of all members’ deductibles and coinsurance, thereby eliminating the burden and cost of collection (and bad debt expense) for member payments that our provider clinics otherwise would experience.
●	Data Sharing and Reporting. We produce clinic scorecards quarterly with key performance indicators that allow fertility specialists to compare their results with peer averages.
●	Higher Volumes and Improved Financial Performance. Fertility specialists in our network often experience an increase in patient volume, and because of our comprehensive benefits design, an increase in the number of patients who progress from consultation to treatment.

Our Growth Strategy

Expand Our Client Base

We intend to continue increasing our client base of self-insured employers throughout the United States by leveraging our experienced salesforce and strong relationships with benefits consultants. We believe we have an addressable market of approximately 8,000 potential self-insured employer clients in the United States (excluding quasi-governmental entities, such as universities, school systems, and labor unions), who have a minimum of 1,000 employees and, with our base of over 265 clients under contract, are still in the early stages of our growth trajectory. Importantly, as we have continued to grow, we have meaningfully diversified our client base across an array of different industries. We are expanding our client base within each industry that we serve, and have an industry-specific strategy, which enables us to most effectively target our addressable market. Additionally, we believe that our expanding presence has resulted in a heightened awareness of fertility benefits and has informed the market of the value we provide to our employer clients and our members, which we believe also helps facilitate growth.

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

Expansion of Progyny Benefits Solutions within Our Existing Client Base

We expect to see further growth from existing clients that add incremental services to their fertility benefits program. For example, a client can expand the fertility benefits they offer to their employees by increasing the number of Smart Cycles they contract for. In addition, our fertility benefits solution clients can purchase our add-on Progyny Rx solution. We introduced Progyny Rx in the third quarter of 2017 and went live with a select number of clients in January 2018. Currently, 81% of our clients under contract are utilizing this solution, including 93% of the clients we signed in 2021. We believe our sales and marketing capabilities play an important role in informing and educating clients about the additional value and impact we can provide to them and their members by enhancing their benefit program.

New Services and Addressable Markets to Enhance the Depth and Breadth of Our Comprehensive Fertility Offering

As we continue to grow and expand our client base, we are continuously evaluating the latest evolving trends to find ways we can better serve the needs of existing and new potential clients and their employees. We believe we are uniquely positioned to do this for several reasons. First, we believe the combination of our Medical Advisory Board and our selective network of high-quality fertility specialists, as well as the data we collect and analyze, provides us with differentiated insights into fertility care delivery and support. In addition, we believe we have positive and collaborative relationships with our clients that offer us additional insights into their needs. We believe the combination of these factors, coupled with our demonstrated track record of adding more services to our benefits design, highlights that we are well positioned to do so in the future. To date, we have identified several ways we believe we can potentially expand our offering, our addressable market, and our client base in the future. We will continue to evaluate opportunities as our platform continues to expand.

Our Clients

We currently have contracts to serve over 265 employers in the United States across more than 30 industries. Our current clients, who are industry leaders across both high-growth and mature industries and range in size from at least 1,000 to 500,000 employees, represent approximately 4.0 million covered lives under contract. For the year ended December 31, 2021, two clients accounted for 19% and 15%, or a combined 34%, of our total revenue. No other clients accounted for more than 10% for the year ended December 31, 2021.

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

Given that the majority of our clients contract with us for a January 1st benefits plan start date, our sales cycle follows the conventional healthcare benefits cycle, which largely concludes by the end of October of the prior year to allow for benefits education and annual open enrollment to occur. In the 2021 sales cycle, more clients have opted for comprehensive coverage, with substantially all of our new clients electing for Progyny Rx, multiple Smart Cycles and/or egg-freezing.

Our Competitive Landscape

We believe we are the leader in the market for employer-sponsored fertility benefits and family building solutions.

We believe we compete favorably based on the following competitive factors:

●	the value and comprehensiveness of the benefits solution and superior outcomes for employees;
●	benefits plan design;
●	access for all employees and their covered dependents, including LGBTQ+ and single mothers by choice;
●	equitable access to care across geographies;
●	treatment plans that maximize effectiveness and achieve desired outcomes;
●	member experience, including unlimited dedicated patient education, clinical guidance and emotional support;

●	access to a network of high-quality fertility specialists;
●	data reporting and sharing; and
●	access to an integrated pharmacy solution.

While we do not believe any single competitor offers a comparably robust, integrated fertility and family building benefits solution, we compete primarily with health insurance companies and benefits administrators that also provide fertility benefits management services as part of their overall healthcare coverage. These competitors include conventional health insurance carriers, such as UnitedHealthcare, Cigna, Aetna and members of the Blue Cross Blue Shield Association. Other competitors who currently provide fertility benefits management services to employers include WIN Fertility and Optum Fertility Solutions as well as emerging companies such as Carrot Fertility and Maven Clinic, among others.

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

Sales and Marketing

We sell our solutions through our sales organization and, in many cases, we leverage our relationships with top benefits consultants to establish relationships with potential clients. Our sales team has broad experience in health benefits management and extensive long-term relationships with industry participants and benefits executives at large employers. Our sales team is organized principally by geography and account size and is responsible for identifying potential clients and managing the overall sales process. The success and effectiveness of our sales team is evidenced by the approximately 85 new clients that we added in 2021, and the fact that a majority of our current clients terminated their existing fertility coverage to switch to Progyny.

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

Government Regulation

As a participant in the healthcare industry, we are required to comply with extensive and complex U.S. laws and regulations at the federal and state levels. Although many regulatory and governmental requirements do not directly apply to our business, our clients are required to comply with a variety of U.S. laws, and we may be affected by these laws as a result of our contractual obligations. We have attempted to structure our operations to comply with laws, regulations and other requirements applicable to us directly and to our clients, members, fertility specialists and specialty pharmacies, but there can be no assurance that our operations will not be challenged or impacted by enforcement initiatives.

Healthcare Reform

It is uncertain how our operations will be affected by the changing political, legislative, and regulatory landscapes, as well as other influences impacting the healthcare industry. While the most salient vehicle for healthcare reform, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, does not directly regulate our business, it does affect the coverage and plan designs that are or will be provided by certain insurance carriers and certain of our clients, as well as the overall reimbursement environment for healthcare providers. Since its enactment in March 2010, there have been judicial, executive and Congressional challenges to certain aspects of the ACA, and on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Other health reform efforts have been proposed by members of Congress, such as measures that would expand the role of government-sponsored coverage, including further reform to the ACA, as well as single payer or so-called “Medicare-for-All” proposals, which could have far-reaching implications for the healthcare industry if enacted. In October 2020, the Departments of Health and Human Services (“HHS”), Labor (“DOL”) and the Treasury issued a final rule that requires most group health plans and health insurance issuers in the individual and group markets to disclose certain price and cost-sharing information for all covered healthcare items and services, including prescription drugs to participants, beneficiaries and enrollees (the “Rule”). The Rule also requires plans and issuers to disclose in-network negotiated rates, historical out-of-network allowed amounts, and drug pricing information through three publicly available machine-readable files. On August 20, 2021, the agencies jointly released guidance regarding the implementation of the Rule. Importantly, the guidance announced that the agencies will (i) indefinitely defer enforcement of the Rule’s requirement that plans and issuers publish machine-readable files relating to prescription drug pricing pending further rulemaking and (ii) defer enforcement of the Rule’s requirement to publish the remaining machine-readable files until July 1, 2022. The cost-sharing information requirements under the Rule take effect in a phased approach beginning January 1, 2023. On January 28, 2021, President Joe Biden issued an Executive Order directing federal agencies to examine all existing regulations, orders, guidance documents, policies and similar agency actions to determine if any such actions are inconsistent with the policy set forth in the Executive Order to protect and strengthen the ACA and make high-quality healthcare accessible and affordable for every American. As another example of recent healthcare legislative changes, the Consolidated Appropriations Act, or CAA, effective as of December 27, 2021, contains provisions impacting group health plans, including protections for plan participants from surprise medical bills and ensuring health plan price transparency.

Several items pertain to disclosure.  The CAA prohibits plans from entering into services agreements that directly or indirectly restrict the plans from disclosing provider-specific costs and quality of care information.  It also requires disclosure by health insurance brokers and consultants to plan sponsors regarding reasonably expected direct and indirect compensation for referral of services to group health plans.  Additionally, the CAA requires plans to submit reports to the DOL or HHS and the Internal Revenue Services, or the IRS, with certain information on pharmacy benefits and drug costs for participants and beneficiaries and the application of in-network rates to out of network services. The CAA also requires certain service providers for health plans to comply with certain ERISA fee disclosure rules. In addition, effective January 1, 2022, the No Surprises Act (enacted as part of the CAA) provides protection against surprise medical bills by prohibiting plans and providers from balance billing patients for emergency care performed by out-of-network providers as well as non-emergency and ancillary services performed by out-of-network providers at in-network facilities, subject to certain notice and consent exceptions for non-emergency and ancillary services.  The new law also grants additional patient protections, including requiring providers to send a good faith estimate of the expected charges for furnishing items or services to an insured patient’s health plan (or directly to an uninsured patient) before such items or services are delivered (including items or services reasonably expected to be provided in conjunction with scheduled items or services or that are reasonably expected to be delivered by another provider). The No Surprises Act also provides a dispute resolution process in the event the actual charges for such items and services are substantially higher than the plan’s estimate, and prohibits providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to certain exceptions.  Many states have also enacted comprehensive balance billing or surprise billing laws and the CAA defers to existing state requirements with respect to state-established payment amounts. Such state laws vary in their approach, resulting in different impacts on the healthcare system as a whole.

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

Licensing and Other Legal Requirements

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

ERISA. The Employee Retirement Income Security Act of 1974, or ERISA, regulates certain aspects of employee health benefits plans, which includes both insured and self-funded health plans sponsored by our clients, with which we have agreements to provide TPA services. Although health plans and their fiduciaries are subject to the fiduciary obligations of ERISA, we believe that we are not fiduciaries in the conduct of our business vis-a-vis these plans. However, there can be no assurance the DOL, which is the agency that enforces ERISA, would not in the future assert that the fiduciary obligations imposed by ERISA apply to certain aspects of our operations or courts would not reach such a ruling in private ERISA litigation.

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

Requirements Regarding the Privacy and Security of Personal Information

HIPAA Privacy and Security Requirements. Regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or collectively referred to as HIPAA, establish privacy and security standards that limit the use and disclosure of certain individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological organizational safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information.

As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of the regulations as a “Business Associate.” When acting as a Business Associate under HIPAA, we are permitted to use and disclose protected health information to perform our services and for other limited purposes, but other uses and disclosures, such as marketing communications, require written authorization from the patient or must meet an exception specified under the privacy regulations.

Other Privacy and Security Requirements. In addition to HIPAA, there are various federal and state laws that govern the collection, dissemination, use, access to and confidentiality of personal information, some of which may be applicable to our business. Certain federal and state laws protect types of personal information that may be viewed as particularly sensitive. For example, New York’s Public Health Law, Article 27-F protects information that could reveal confidential HIV-related information about an individual. State laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities. Further, California recently enacted the California Consumer Privacy Act, or CCPA, which went into operation on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or the CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations of data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The majority of these laws have express exemptions relating to any data handled pursuant to HIPAA, so many of these state laws do not supersede or conflict with any rules and requirements of HIPAA. However, the enactment of some state laws could still have potentially conflicting requirements that would make compliance challenging.

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

Employees and Human Capital

              As of December 31, 2021, we had 313 employees, of which 311 are full-time. Our employees are our most important asset and our culture is a key to our success. In response to the COVID-19 pandemic, we implemented significant changes designed to ensure the safety and well-being of our employees as well as the communities in which we operate. For instance, we implemented a remote working policy for all of our employees. We have recently re-opened our corporate offices to employees on a hybrid basis, while implementing additional safety measures and protocols. We are committed to creating and maintaining a healthy and safe workplace for our employees. We have not furloughed or laid off any employees due to the ongoing pandemic.

We are united around our mission and committed to our shared values of Passion, Collaboration, Innovation, Integrity and Growth. Our people strategy is focused on employee culture and engagement, competitive compensation and development, diversity, equity and inclusion, and community outreach and support.

●	Culture and Engagement. Our benefits are designed to help employees and their families stay healthy, meet their financial goals, protect their income and help them balance their work and personal lives. These include access to mental health services, life and financial planning workshops, wellness initiatives, employee assistance programs, and new parent and return to work benefits. We also measure employee engagement on an ongoing basis, including through broad employee satisfaction surveys and pulse surveys on specific issues, intended to assess our success in promoting an environment where employees are engaged, satisfied, productive and possess a strong understanding of our business goals. The results from engagement surveys are used to implement programs and processes designed to enhance employee engagement and improve the employee experience or modify existing programs and benefits offerings.

●	Competitive Compensation and Development. We invest in our workforce by offering competitive salaries, attractive incentives and innovative benefits. We focus on creating opportunities for employee growth, development and training, including opportunities to cultivate talent and identify candidates for new roles from within the company, management and leadership development programs, technical skill building initiatives and mentoring programs. We include the Progyny benefit in our own health plan, allowing Progyny employees to realize their dreams of parenthood. We offer paid parental leave for new parents and offer a pregnancy loss leave benefit as an enhancement to our bereavement leave policy, explicitly recognizing the physical, emotional, and mental health impact of a pregnancy loss, or failed adoption or surrogacy, for any employee. We also offer additional paid leave to all employees to support other family health and care challenges. Additionally, we expanded our mental health resources to assist our employees with managing the stresses and uncertainties associated with COVID-19.

●	Diversity, Equity and Inclusion. We believe diversity, equity and inclusion results in business growth and encourages increased innovation, retention of talent and a more engaged workforce. We strive to create a workplace where all individuals feel valued, empowered and welcomed. Our key initiatives focus on recruiting outreach, internal resource groups representing employees and allies from historically underrepresented and/or marginalized communities, mentoring programs and career development ladders. We published our first corporate sustainability report on our website, which further highlights our approach to diversity and inclusion, and we also publish EEO-1 reports on our website. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

●	Community Outreach and Support. We believe it is important to give back and promote community outreach and support through corporate giving, charitable matching, and employee volunteerism in the communities in which we live and work. We allow flexible work hours to accommodate employee volunteer opportunities, provide corporate sponsored charitable events and have designed initiatives in the fertility and maternal health space to include corporate matching of employee charitable donations.

Our Corporate Information

We were incorporated in Delaware in 2008 under the name Auxogen Bioscience, Inc. In 2010, we changed our name to Auxogen, Inc. and in 2015 we changed our name to Progyny, Inc. Our principal executive offices are located at 1359 Broadway, New York, New York 10018, and our telephone number is (212) 888-3124. Our website address is www.progyny.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and should not consider information on our website to be part of this Annual Report on Form 10-K.

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

We announce material information to the public through filings with the SEC, our investor relations website at investors.progyny.com, press releases, public conference calls, and webcasts to achieve broad, non-exclusionary distribution of information. We therefore encourage investors and others interested in Progyny to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

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

Risks Related to Our Business and Industry

The ongoing COVID-19 pandemic, including variants, has had and is expected to continue to have, and similar health epidemics or pandemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our clients, members and providers operate.

The ongoing COVID-19 pandemic, including variants, has adversely impacted, and may continue to adversely impact, many aspects of our business. Our revenue growth for the years ended December 31, 2021 and 2020 were negatively impacted by COVID-19, including variants, and our revenue growth in future periods may continue to be adversely impacted by COVID-19. Our providers have and may in the future delay new fertility cycles because they operate in areas acutely affected by the COVID-19 pandemic, on account of executive orders to postpone non-emergent surgeries or other medical treatments, or in order to conserve medical resources for non-fertility related medical treatments. Many of our members live in communities that have been acutely affected by the COVID-19 pandemic and have delayed and may not want to continue or begin new fertility cycles during the pandemic. Emerging research and the lack of consumer information on the impact of COVID-19 vaccines on pregnancy may also affect member behavior and utilization. Furthermore, as certain of our potential clients experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the spread of COVID-19, they have and may continue to decrease their spending on health benefits, which may disproportionately impact fertility benefits, and delay or cancel implementation of fertility benefits. Each of these factors could affect member behavior, our utilization rates and the number of members enrolled in our clients’ benefit plans.

In response to the COVID-19 pandemic, governments may at any time choose to impose and/or fully reinstate quarantines, executive orders, shelter-in-place orders, and similar government orders, restrictions and public health and safety measures in order to control the spread of the disease. Such orders, restrictions or measures, or the perception that such orders, restrictions or measures could occur or reoccur, could result in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our clients and providers and could negatively impact member behavior.

In addition to the potential direct impacts to our business, the economy may continue to be impacted as a result of the actions taken in response to COVID-19. To the extent a weakened economy impacts clients’ or members’ ability or willingness to pay for our benefit, or our vendors’, including any pharmacy program partners’, ability to provide services to us, we could see our business and results of operations negatively impacted.

We implemented a work-from-home policy for all of our employees in March 2020 and have recently re-opened our corporate offices to employees on a hybrid basis, while implementing additional safety measures and protocols. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in the best interests of our business, our employees and the communities we serve. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working partially remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential clients, and in some cases, relative to our previous expectations, delays in onboarding new clients, responding to members, data collection and review, and a corresponding reduction in growth, or other decreases in productivity that could seriously harm our business. In addition, working remotely could increase our cybersecurity risk and make us more susceptible to communication disruptions, which could adversely impact our business operations or delay necessary interactions with our clients, member, providers and other third parties. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our member utilization and rate of growth, either of which could seriously harm our business.

In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity in the future. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability to expand our customer base and develop and expand our sales and marketing capabilities.

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. The ultimate impact of the COVID-19 pandemic or a similar health epidemic or pandemic is highly uncertain and subject to change; and will depend on numerous evolving factors that we may not be able to accurately predict, including without limitation: the trajectory, duration, scope, severity, and any resurgences of the COVID-19 pandemic; the effectiveness of vaccine rollout plans, including any mandates; the public’s perception of the safety of the vaccines and other treatments and their willingness to take the vaccines or other treatments; the existence and prevalence of new variants of the virus; the continued impact on worldwide macroeconomic conditions, including interest rates, employment rates and consumer confidence; governmental, business, and individuals’ actions that have been, and continue to be, taken in response to the pandemic; the effect on our providers, clients and members; changes in demand for our services; our ability to sell and provide our services; the ability of our clients and members to pay for our services; the health of, and the effect on, our workforce; and the potential effects on our internal control, including those over financial reporting, as a result of changes in working environments for our employees and business partners. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics or pandemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have provided and may continue to provide guidance about our business and future operating results.  On February 28, 2022, we issued guidance for the first quarter of 2022 and full year 2022. In developing this guidance, our management must make certain assumptions and judgments about its future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic and the associated economic uncertainty on our business and the timing and scope of economic recovery globally and how long it will take both clinics and members to return to normal practice volumes and behavior, which are inherently difficult to predict. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given and may be revised at a later time, solely in our discretion, as we learn more information. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, economic conditions or member behavior, some of which may change. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty, financial market conditions and member behavior caused by the COVID-19 pandemic, and which could adversely affect our business and future operating results. There are no comparable recent events that provide insights as to the probable effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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

Many healthcare industry participants are consolidating to create larger and more integrated healthcare delivery systems with greater market power and we expect regulatory and economic conditions to result in additional consolidation in the healthcare industry. Additionally, financial investors are acquiring fertility practices and this may accelerate consolidation within the industry. Although comprehensive, our solution is a standalone fertility benefit. Clients may prefer a single healthcare solution, which could adversely affect our ability to retain existing clients or grow our client base. In addition, we work with partner organizations to market our benefit to potential clients. As consolidation accelerates, the economies of scale of our partners’ organizations may grow. If a partner experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our services. In addition, as healthcare providers consolidate to create larger and more integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate fee increases for their services. Finally, consolidation may also result in the acquisition of our partners by competitors or development by our partners of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on our ability to retain our existing clients and increase the adoption of our services within our client base. Any failure to do so would harm our business, financial condition and results of operations.

As part of our growth strategy, we are focused on retaining and expanding our services within our existing client base. A client can expand the fertility benefits they offer to their employees a number of ways, including by adding egg freezing or increasing the number of Smart Cycle units under their benefits plan (i.e., from two to three Smart Cycles per household). In addition, our fertility benefits solution clients can purchase our add-on Progyny Rx solution. We went live with Progyny Rx in 2018 and 81% of our current clients under contract are utilizing this solution, including approximately 93% of the clients we signed in 2021.

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

We currently have contracts to serve over 265 employers with at least 1,000 covered lives in the United States across more than 30 industries. For the year ended December 31, 2021, two of our clients accounted for 19% and 15%, respectively, or a combined 34%, of our total revenue. For the year ended December 31, 2020, two clients accounted for 18% and 17%, or a combined 35%, of our total revenue. No other clients accounted for more than 10% for the years ended December 31, 2021 and 2020.  Engagement with these clients is generally covered through contracts that are multi-year in duration. One or both of these clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. Clients, including our two largest clients, could also renegotiate pricing terms at the time of renewal, which could have a negative impact on our revenue. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.

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

We do not control nor can we impact the level of utilization of our solutions or the mix of utilization of our solutions for each of our clients, in particular for newer clients. A significant reduction in the number of members using our solutions could adversely affect our business, financial condition and results of operations. Factors that have and could continue to contribute to a reduction in the use of our solutions include: reductions in workforce by existing clients; general economic downturn that results in business failures and high unemployment rates; outbreaks of contagious diseases or the worsening thereof, including the COVID-19 pandemic; employers no longer offering comprehensive health coverage or offering alternative solutions such as coverage on a voluntary, employee-funded basis; labor shortages at our clinics; federal and state regulatory changes; changes to taxability of medical benefits; failure to adapt and respond effectively to the changing medical landscape, changing laws, regulations and government enforcement priorities, changing client needs, requirements or preferences; premium increases and benefits changes; negative publicity, through social media or otherwise and news coverage.

It is also difficult for us to predict the level or mix of utilization of our services at the member level nor do we have any control over the level or mix of utilization of our services. If the actual utilization of our services by members is significantly greater than budgeted, the client may be responsible for corresponding costs that exceed its planned expenditure. If we cannot help our clients accurately predict the level of utilization by their employees, our clients may turn to alternative solutions, and our business and profitability would be adversely impacted.

We have a limited operating history with our current platform of solutions, which makes it difficult to predict our future results of operations.

We went live with our fertility benefits solution in 2016 and Progyny Rx in 2018. As a result of our limited operating history with the current platform of solutions, as well as a limited amount of time serving a majority of our client base, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or decline for a number of reasons, including slowing demand for our solutions and fertility benefits in general, change in utilization trends by our members, general economic slowdown, an increase in unemployment, an increase in competition, changes to healthcare trends and regulations, changes to science relating to the fertility market, a decrease in the growth of the fertility market, or our failure, for any reason, to continue to take advantage of growth opportunities. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

We have a history of operating losses and may not sustain profitability in the future.

We experienced net losses from 2015 to 2019. Our net loss from continuing operations was $8.6 million for the year ended December 31, 2019. While we have experienced significant revenue growth since 2016, achieved profitability starting in 2020 and currently project future profitability, we cannot guarantee whether we will obtain sufficient levels of sales to sustain our growth or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to incrementally expand our sales and client account management teams to educate potential clients and drive new client adoption, as well as enhance the scope of Progyny benefits within our existing client base. We also expect to incur additional costs as we introduce new solutions and services to enhance our comprehensive fertility offering. We will also face increased compliance costs associated with growth, the expansion of our client base. In addition, we incur significant legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to sustain profitability, the value of our business and common stock may significantly decrease.

Changes or developments in the health insurance markets in the United States, including passage and implementation of a law to create a single-payer or government-run health insurance program, could materially and adversely harm our business and operating results.

Our business operates within the public and private sectors of the U.S. health insurance system, which are evolving quickly and subject to a changing regulatory environment, and our future financial performance will depend in part on growth in the market for private health insurance, as our solutions are integrated with health insurance plans offered by insurance carriers for our clients or our clients’ self-insured plans, as well as our ability to adapt to regulatory developments. Changes and developments in the health insurance system in the United States could reduce demand for our services and harm our business. For example, there has been an ongoing national debate relating to the health insurance system in the United States. Certain elected officials have introduced proposals that would create a new single-payer national health insurance program for all United States residents, replacing virtually all other sources of public and private insurance, to more incremental approaches, or creating a new public health insurance option that would compete with private insurers. Additionally, proposals to establish a single-payer or government-run healthcare system at the state level are regularly introduced, such as in New York and California. At the federal level, President Biden and Congress may consider other legislation and/or executive orders to change elements of the ACA. In December 2019, a federal appeals court held that the individual mandate portion of the ACA was unconstitutional and left open the question whether the remaining provisions of the ACA would be valid without the individual mandate. On November 10, 2020, the U.S. Supreme Court heard oral arguments in this matter, and issued its decision in June 2021, ruling that the plaintiffs lacked standing to challenge the individual mandate provision, thus leaving the ACA in effect without ruling on the constitutionality of the individual mandate.

On January 28, 2021, President Biden issued an Executive Order that iterates the policy of the Administration to protect and strengthen the ACA, making high-quality healthcare accessible and affordable to all Americans.  The Executive Order directed federal agencies to examine agency actions to determine whether they are consistent with the Administration’s commitment regarding the ACA, and begin rulemaking to suspend, revise, or rescind any inconsistent actions. Areas of focus include policies or practices that may reduce affordability of coverage, present unnecessary barriers to coverage, or undermine protections for people with preexisting conditions. We continue to evaluate the effect that the ACA and its possible modifications, repeal and replacement has on our business.

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

If our computer systems, or those of our provider clinics, specialty pharmacies or other downstream vendors lag, fail or suffer security breaches, we may incur a material disruption of our services or suffer a loss or inappropriate disclosure of confidential information, which could materially impact our business and the results of operations.

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

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years. There is possibility of targeted cyber-attacks by foreign countries or entities that could impact United States government and private companies’ technological infrastructures, some of which we utilize to provide our services. The healthcare industry has seen a shift to an accelerated use of digital and technological platforms, especially due to the ongoing COVID-19 pandemic. As a result of such shift, there have been and may continue to be more targeted cybersecurity attacks and threats on us, our vendors, provider clinics and specialty pharmacies. Despite the implementation of security measures, including steps designed to secure our technology infrastructure and sensitive data, we can provide no assurance that our current technology system or any updates or upgrades thereto, the current or future technology systems of our provider clinics, specialty pharmacies or other downstream vendors, are fully protected against malicious intrusion, malware, computer viruses, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures, information or data theft or other similar risks.

We have experienced in the past and expect to continue to experience actual and attempted cyber-attacks of our IT networks, such as through email phishing scams, spoofing attempts and malicious attachments. Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that such incidents will not have such an impact in the future. In addition, to the extent that any disruption or security breach were to result in a loss or inappropriate disclosure of confidential information, we could incur liability. We have access to sensitive information relating to members, our employees and our business partners in the ordinary course of our business. Any failure or perceived failure by us, or our third-party contractors on our behalf, to comply with local and foreign laws regarding privacy and data security, as well as contractual commitments in this respect, may result in governmental enforcement claims, fines, or litigation, which could have an adverse effect on our reputation and business. If a significant data breach occurred, our reputation could be materially and adversely affected, confidence among our clients and members may be diminished, or we may be subject to legal claims, any of which may contribute to the loss of customers and have a material adverse effect on us. To the extent such disruptions or uncertainties result in the theft, destruction, loss or misappropriation or release of our confidential data or our intellectual property, our business and results of operations could be materially and adversely affected.  See “—Risks Related to Government Regulation—We operate in a highly regulated industry and must comply with a significant number of complex and evolving legal and regulatory requirements—Data Protection and Breaches.”

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

Our marketing efforts depend significantly on our ability to receive positive references from our existing clients, channel partners and benefit consultants.

Our marketing efforts depend significantly on our ability to call on our current clients, channel partners and benefit consultants to provide positive references to new, potential clients. Given our limited number of long-term clients, the loss or dissatisfaction of any client, channel partnership or benefit consulting relationship could substantially harm our brand and reputation, inhibit the market adoption of our offering and impair our ability to attract new clients and maintain existing clients. Any of these consequences could have an adverse effect on our business, financial condition and results of operations.

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

Reductions in employee benefits spending or price pressures due to unfavorable conditions in our industry or the United States economy could limit our ability to grow our business and negatively affect our results of operations.

Market volatility and uncertainty related to general economic conditions remain widespread, making it very difficult for our clients and us to accurately forecast and plan future business activities. Negative conditions in the general economy in the United States, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases or the worsening thereof, including the COVID-19 pandemic, warfare and terrorist attacks on the United States, could cause a decrease in business investments, including spending on employee benefits, and negatively affect the growth of our business. Unfavorable economic conditions could result in the delay or cancellation by certain clients especially if purchases of our solution are perceived by clients and potential clients to be discretionary, or if they experience a reduction in their number of employees or there are material defaults by members on past amounts due. To the extent purchases of our solution are perceived by clients and potential clients to be discretionary, our revenue may be disproportionately affected by delays or reductions in general healthcare spending.

Unfavorable changes in our industry or in the United States economy could have a negative effect on our and our clients’ and potential clients’ results of operations. Further, economic conditions including inflation, interest rate fluctuations, changes in capital market conditions and regulatory changes, such as the taxability of medical benefits like ours, may affect our ability to obtain necessary financing on acceptable terms. An increase in the cost of obtaining fertility medication or general medical cost inflation could negatively impact our results of operation. In addition, the increased pace of consolidation in the healthcare industry may result in competitors with greater market power. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

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

To date, we have derived a substantial majority of our revenue from sales of our fertility benefits and Progyny Rx solutions. As we operate in an evolving industry and new markets, our long-term results of operations and continued growth will depend on our ability to successfully develop and market new successful solutions and services to our clients. If our existing clients and members do not value and/or are not willing to make additional payments for such new solutions or services, it could adversely affect our business, financial condition and results of operations. If we are unable to predict clients’ or members’ preferences, if the markets in which we participate change, including in response to government regulation, or if we are unable to modify our solutions and services on a timely basis, we may lose clients. Our results of operations would also suffer if our innovations are not responsive to the needs of the members, appropriately timed with market opportunity or effectively brought to market.

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

There may be additional shifts in the fertility specialty provider space as the fertility market matures, and high-quality fertility specialists may become more demanding in re-negotiating to remain in our network. Our ability to develop and maintain satisfactory relationships with high-quality fertility specialists and other healthcare providers also may be negatively impacted by other factors not associated with us, such as legal and regulatory changes, including changes in government enforcement priorities, impacting providers or consolidation activity among hospitals, physician groups and healthcare providers. In addition, in some markets and geographies, certain organizations of physicians or healthcare providers, such as practice management companies (which group together physician practices for administrative efficiency and marketing leverage), accountable care organizations, clinically integrated networks, independent practice associations, and other organizational structures that physicians and other healthcare providers choose may change the way in which these providers do business with us, and may change the competitive landscape.  Such organizations or groups of healthcare providers may compete directly with us, which could adversely affect our operations, and our results of operations, financial position, and cash flows by impacting our relationships with these providers or affecting the way that we price our products and estimate our costs, which might require us to incur costs to change our operations.  Healthcare providers in our network may consolidate or merge into other groups or healthcare systems, resulting in a reduction of providers in our network and in the competitive environment. In addition, if these providers refuse to contract with us, use their market position to negotiate contracts unfavorable to us or place us at a competitive disadvantage, our ability to market our solutions or to be profitable in those areas could be materially and adversely affected.

From time to time, our network providers may assert, or threaten to assert, claims seeking to terminate our contractual arrangements. If enough provider agreements were terminated, such termination could adversely impact the adequacy of our network to service our members, and may put us at risk of non-compliance with applicable federal and state laws. If we are unable to retain our current provider contract terms or enter into new provider contracts timely or on favorable terms, our profitability may be harmed. In addition, from time to time, we may in the future be subject to class action or other lawsuits by healthcare providers with respect to claims payment procedures, reimbursement policies, network participation, or similar matters. In addition, regardless of whether any such lawsuits brought against us are successful or have merit, they will be time-consuming and costly, and could have an adverse impact on our reputation. As a result, under such circumstances, we may be unable to operate our business effectively.

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

Our growth depends in part on the success of our strategic relationships with, and monitoring of, third parties, including channel partners, vendors and insurance carriers.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including channel partners, vendors and insurance carriers among others. As the fertility management market and our client base grow, if we do not successfully maintain our relationships with insurance carriers, they may make integration more difficult or expensive, such as implementing an onerous fee structure in exchange for our ability to continue to integrate our solutions with their platforms. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer.

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

The timely delivery of fertility prescriptions is essential for fertility treatments. If prescriptions are delivered late, the delay may result in postponement of a member’s treatment cycle and member dissatisfaction with our solutions. We believe that our ability to maintain and grow the adoption of Progyny Rx is highly dependent on our success in maintaining an efficient pharmacy distribution network and our record of on-time delivery. The specialty pharmacies in our network could refuse to contract, demand higher drug pricing or take other actions that could result in higher medical costs or less attractive services for our members.  Specialty pharmacies could face supply chain issues that could result in higher medical costs or negatively impact our rebates and results of operations. We do not control the pricing strategies of our specialty pharmacy partners, each of whom may be motivated by general economic considerations including inflation and other independent considerations and drivers that are outside our control and has the ability to set or impact market price for different prescription medications.  We also cannot provide any assurance that we will be able to continue to renew our existing contracts, current negotiated pricing or discounts, or enter into new contracts on a timely basis or under favorable terms enabling us to service our members profitably. If we are not successful in maintaining our relationships with the specialty pharmacies in our network, are otherwise unable to maintain an efficient pharmacy distribution network, or if a significant disruption thereto should occur, the use of Progyny Rx may decline due to the inability to timely deliver prescription or offer competitive drug pricing to members, which could cause our business, financial condition and results of operations to suffer.

If we lose our relationship with one or more key pharmacy program partners, or if the rebates provided by pharmacy program partners decline, our business and results of operations could be adversely affected.

We maintain contractual relationships with select pharmacy program partners, which provide us with access to limited distribution specialty pharmaceutical rebates for drugs we purchase. While we have contractual relationships with such pharmacy program partners, they in turn often negotiate complex and multi-party pricing structures with other industry participants, and we have no control over the policies and strategies implemented in negotiating these pricing structures, and such structures may set or significantly impact market prices for prescription drugs we purchase and associated rebates for such drugs. Pharmacy program partners generally direct medication pricing by setting medication list prices and offering rebates and/or discounts for their medications. Various market considerations—such as the number of competitor medications, the availability of alternative treatment options, and negotiated rates among industry participants—impact the list prices for medications. Our ability to obtain and maintain specialty pharmaceutical rebates, our relative bargaining power, the value of any such rebates and our ability to generate revenue are directly affected by the pricing structures in place among the various industry participants, and changes in medication pricing and in the general pricing structures, whether due to regulatory requirements, competitive pressures or otherwise, could have an adverse effect on our business, financial condition and results of operations. Further, the consolidation of pharmaceutical manufacturers, the shortages of drugs provided by such manufacturers, the termination or material alteration of our contractual relationships, or our failure to renew such contracts on favorable terms could have a material adverse effect on our business and results of operations.

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

●	HIPAA Privacy and Security Requirements. Regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of certain individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological organizational safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. The privacy regulations established under HIPAA also provide patients with rights related to understanding and controlling how their protected health information is used and disclosed. As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of the regulations as a “Business Associate.” When acting as a Business Associate under HIPAA, to the extent permitted by applicable privacy regulations and contracts and associated Business Associate Agreements with our clients, we are permitted to use and disclose protected health information to perform our services and for other limited purposes, but other uses and disclosures, such as marketing communications, require written authorization from the patient or must meet an exception specified under the privacy regulations. We also have downstream Business Associates, which provide us with services and are also subject to HIPAA regulations.

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

●	Other Privacy and Security Requirements. In addition to HIPAA, numerous other federal and state laws govern the collection, dissemination, use, access to and confidentiality of personal information, some of which may be applicable to our business. Certain federal and state laws protect types of personal information that may be viewed as particularly sensitive. For example, New York’s Public Health Law, Article 27-F protects information that could reveal confidential HIV-related information about an individual. In many cases, state laws are more restrictive than, and not preempted by, HIPAA, and may allow personal rights of action with respect to privacy or security breaches, as well as fines. State laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities. Further, California recently enacted the CCPA, which went into effect on January 1, 2020. The CCPA gives California residents certain rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or the CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023 and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

●	HIPAA Transaction and Identifier Standards. HIPAA and its implementing regulations mandate format and data content standards and provider identifier standards (known as the National Provider Identifier) that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. HHS has established standards that health plans must use for electronic fund transfers with providers, has established operating rules for certain transactions, and is in the process of establishing operating rules to promote uniformity in the implementation of the remaining types of covered transactions. The ACA also requires HHS to establish standards for health claims attachment transactions. HHS has modified the standards for electronic healthcare transactions (such as, eligibility, claims submission and payment and electronic remittance) from Version 4010/4010A to Version 5010. Further, HHS now requires the use of updated standard code sets for diagnoses and procedures known as the ICD-10 code sets. Enforcement of compliance with these standards falls under HHS and is carried out by CMS.

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

●	State Corporate Practice and Fee-Splitting Prohibitions. There is a risk that regulatory authorities in some jurisdictions may find that our contractual relationships with our fertility specialists violate laws prohibiting the corporate practice of medicine and/or fee-splitting. These laws generally prohibit non-physician entities from practicing medicine, exercising control over physicians or engaging in certain practices such as fee-splitting with physicians. Although we believe all of our arrangements with our network providers are in compliance with such laws, where applicable, there can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, results of operations, and financial condition. Regulatory authorities, state medical boards, state attorneys general and other parties, including our network physicians, may assert that we are engaged in the prohibited corporate practice of medicine, and/or that our arrangement with our network providers constitutes unlawful fee-splitting. If a state’s prohibition on corporate practice of medicine or fee-splitting law is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our contractual relationship with our network providers to bring our activities into compliance with such laws, disciplinary action, penalties, damages, fines, and/or a loss of revenue, any of which could have a material and adverse effect on our business, results of operations, and financial condition. State corporate practice of medicine doctrines and fee-splitting prohibitions also often impose penalties on physicians themselves for aiding the corporate practice of medicine or unlawful fee-splitting, which could discourage physicians from participating in our network of providers.

●	ERISA Regulation. The Employee Retirement Income Security Act of 1974, or ERISA, regulates certain aspects of employee health plans, including both insured and self-funded health plans sponsored by our clients, with which we have agreements to provide TPA services. As part of our agreements with a number of these clients, we offer PBM services through Progyny Rx. Because we believe the conduct of our business vis-à-vis these plans is not of a fiduciary nature, it is not generally subject to the fiduciary obligations of ERISA. However, there can be no assurance the United States Department of Labor, or the DOL, which is the agency that enforces ERISA, would not in the future assert that the fiduciary obligations imposed by ERISA apply to certain aspects of our operations or courts would not reach such a ruling in private ERISA litigation. ERISA also imposes civil and criminal liability on service providers to health plans subject to ERISA and certain other persons with relationships to such plans if certain forms of illegal or prohibited remuneration are made or received by such service providers or other persons. These provisions of ERISA are similar, but not identical, to the healthcare anti-kickback laws described above, although ERISA lacks the statutory and regulatory “safe harbor” exceptions incorporated into the healthcare anti-kickback laws. Like the healthcare anti-kickback laws, the corresponding provisions of ERISA are broadly written and their application to particular cases can be uncertain. ERISA plans are subject to certain rules, published by the DOL, including certain reporting requirements for direct and indirect compensation received by plan service providers. Separately, although ERISA generally preempts state laws that relate to ERISA plans, the recent Supreme Court ruling in Rutledge v. Pharm. Care Mgmt. Ass’n established that ERISA does not preempt all state laws imposing transparency or other requirements on PBMs.

●	Prompt Pay Laws. Certain states have laws regulating the amount of time that may elapse from when a third-party payor receives a claim for services rendered to when those services are paid. These “prompt pay” laws may impact us as well as our self-insured clients and insurance carriers. Under these “prompt pay” laws, we may be obligated to pay healthcare providers within established time periods, and such time periods may be shorter than existing contracted terms and/or via electronic transfer. In many states, we are deemed to be exempt from the prompt pay laws, however, we seek to comply with them in each state in which we do business to the extent applicable, and our efforts include the use of controls such as policies and processing systems that ensure we pay claims as quickly as possible and contract language related to timeframes permitted by applicable law. If we do not make payments to healthcare providers in a timely fashion consistent with prompt pay laws, we may be required to pay interest in addition to any amounts owed to such providers. In addition, our reputation may be harmed and our contractual obligations to certain clients may be breached, causing us to lose revenue or otherwise pay penalties under such contracts.

●	Network Adequacy and Access Requirements. Network adequacy and access laws require health plans to maintain a network of healthcare providers sufficient to deliver the benefits they contract to provide to their enrollees. In light of the increase in “narrow networks,” there has been a legislative push to ensure that commercial payors contract with a sufficient number of healthcare providers to create an “adequate network.” Additionally, a majority of states now have some form of legislation affecting our payor clients’ ability to limit access to a provider network or remove a provider from the network. Such legislation may require our clients to admit any healthcare provider including any pharmacy provider willing to meet the plan’s price and other terms for network participation (“any willing provider” legislation) or may provide that a provider may not be removed from a network except in compliance with certain procedures (“due process” legislation). Further, to ensure network adequacy and quality, a network may seek to accredit its healthcare providers through any number of accrediting bodies, such as the National Committee for Quality Assurance, or NCQA, and the Utilization Review Accreditation Commission. We follow NCQA standards to credential the health providers with whom we contract to provide services within our network, and engage Council for Affordable Quality Healthcare to conduct provider credentialing where required. Should any of the states we operate in determine that our network of providers does not meet adequacy or access requirements, we may be subject to administrative penalties and other administrative actions, as well as private litigation. In addition, if we are unable to contract with a sufficient number of providers, we may become subject to administrative penalties or enforcement actions from state regulatory agencies, litigation from consumers, and may be in breach of certain contractual covenants with our partners.

●	Consumer Protection Laws. Federal and state consumer protection laws are being applied increasingly by the Federal Trade Commission, or FTC, Federal Communications Commission, or FCC, and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or health information, through websites or otherwise, and to regulate the presentation of website content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements to users of our services that describe how we handle personal information and choices consumers may have about the way we handle personal information. If such information that we publish is considered untrue, we may be subject to claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences, including, costs of defending against litigation, settling claims and loss of willingness of current and future clients to work with us.

●	Restrictions on Communication. Communications with our members increasingly may be subject to and restricted by laws and regulations governing communications via telephone, fax, text, and email. We also use email and social media platforms as marketing tools. For example, we maintain social media accounts. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

The healthcare regulatory and political framework is uncertain and evolving. Recent and future developments in the healthcare industry could have an adverse impact on our business, financial condition and results of operations.

All of our revenue is derived from the healthcare industry, which is highly regulated and subject to changing political, legislative, regulatory and other influences. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. For example, the ACA may affect the coverage and plan designs that are or will be provided by certain insurance carriers and certain of our clients with self-insured plans, taxability of benefits under such plans, as well as the overall reimbursement and drug pricing environment for healthcare providers. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA as well as efforts to repeal or replace certain aspects of the ACA, which may continue in the future. For example, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Other health reform efforts have been proposed by members of Congress, such as measures that would expand the role of government-sponsored coverage, including further reform to the ACA, which could have far-reaching implications for the healthcare industry if enacted. On January 28, 2021, President Joe Biden issued an Executive Order directing federal agencies to examine all existing regulations, orders, guidance documents, policies and similar agency actions to determine if any such actions are inconsistent with the policy set forth in the Executive Order to protect and strengthen the ACA and make high-quality healthcare accessible and affordable for every American. As another example of recent healthcare legislative changes, the Consolidated Appropriations Act, or CAA, effective December 27, 2021, contains provisions impacting group health plans, including protections for plan participants from surprise medical bills and ensuring health plan price transparency.  The CAA prohibits plans from entering into services agreements that directly or indirectly restrict the plans from disclosing provider-specific costs and quality of care information.  It also requires disclosure by health insurance brokers and consultants to plan sponsors regarding reasonably expected direct and indirect compensation for referral of services to group health plans.  Additionally, the CAA requires plans to submit reports to the Department of Labor, HHS and IRS with certain information on pharmacy benefits and drug costs for participants and beneficiaries and the application of in-network rates to out of network services.  The CAA also requires certain service providers for health plans to comply with certain ERISA fee disclosure rules. In addition, effective January 1, 2022, the No Surprises Act (enacted as part of the CAA) provides protection against surprise medical bills by prohibiting plans and providers from balance billing patients for emergency care performed by out-of-network providers as well as non-emergency and ancillary services performed by out-of-network providers at in-network facilities, subject to certain notice and consent exceptions for non-emergency and ancillary services.  The new law also grants additional patient protections, including requiring providers to send a good faith estimate of the expected charges for furnishing items or services to an insured patient’s health plan (or directly to an uninsured patient) before such items or services are delivered (including items or services reasonably expected to be provided in conjunction with scheduled items or services or that are reasonably expected to be delivered by another provider). The No Surprises Act also provides a dispute resolution process in the event the actual charges for such items and services are substantially higher than the plan’s estimate, and will prohibit providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to certain exceptions.  Several states have also enacted comprehensive balance billing or surprise billing laws and the CAA defers to existing state requirements with respect to state-established payment amounts.  Such state laws vary in their approach, resulting in different impacts on the health care system as a whole.

We are unable to predict how these changes to the ACA and other healthcare reform initiatives from new legislation, regulation, judicial action and/or executive action, including the CAA and No Surprises Act and state laws, will ultimately impact the healthcare industry and what the potential impact may be on our business or on our business and on our relationships with future clients, insurance carriers, and healthcare providers. If we are unable to comply with these laws or regulations or provide adequate assistance to our clients subject to these laws or regulations, it is reasonably possible that our business operations and operating results could be materially adversely affected.

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

In recent years, there have been a number of reform efforts, including from federal and state legislatures as well as the HHS OIG, around PBM program pricing and transparency that could affect our business.  Current PBM laws and regulations govern, and proposed legislation and regulations may govern and/or further restrict critical PBM practices, including, among other things, disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers or pharmacy program partners, rules governing contractual provisions between PBMs and their contracted payers and/or pharmacies, and registration or licensing of PBMs. For example, in 2019, the U.S. Senate and House of Representatives proposed a number of bills that would, among other things, require PBMs to submit information on their costs, fees and rebates, requiring 100% of the rebates to be passed on to consumers, and/or impose rebates on manufacturers that chose to increase their drug prices more rapidly than inflation. Further, the U.S. Supreme Court’s decision in Rutledge v. Pharm. Care Mgmt. Ass’n on December 10, 2020, which held that an Arkansas state law requiring PBMs to reimburse pharmacies at a price equal to or greater than the price pharmacies pay in purchasing medications from a wholesaler, was not preempted by the federal ERISA statute. The Supreme Court’s ruling solidifies the legality of state-level legislation regulating PBMs, which may encourage a new wave of legislation aimed at controlling prescription drug costs and providing pricing transparency. In the wake of the Rutledge ruling, for example, New York reintroduced previously vetoed PBM legislation and Governor Andrew Cuomo issued an Executive Budget for 2022 that highlights the need for PBM accountability. States proposed over 100 separate PBM bills in 2021 alone, and at least 18 states adopted new PBM oversight laws. A number of these proposed laws would require PBMs to submit annual transparency reports or otherwise disclose contractual arrangements with health benefit plans or health insurance issuers, or allow regulators to conduct audits of PBM operations. Additionally, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the National Association of Insurance Commissioners, have issued model regulations or may propose future model regulations concerning PBM operations. PBM credentialing organizations may also establish voluntary standards regarding PBM activities. While the model regulations and standards of these quasi-regulatory or credentialing organizations are not legal requirements, federal and state lawmakers may be influenced to adopt similar legislation and such model regulations and standards may also impact client expectations or requirements for PBM services. PBM operations may also be subject to federal and state fraud and abuse laws. We do not believe our operations are directly subject to such laws (including regulations under the federal anti-kickback statute directly applicable to PBMs) as the PBM solutions and services we provide are not reimbursed by government healthcare payors.  Some states’ anti-kickback and false claims laws may be broader in scope than analogous federal laws and may apply to items and services reimbursed by any third-party payor, including private insurers, self-insured employers and on a cash basis by patients, and may be applicable to us.

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

We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients or vendors in connection with commercial disputes or employment claims made by our current or former employees. We are unable to predict the outcome of any legal proceedings. Such proceedings might result in substantial costs, regardless of the outcome, and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations. As discussed in Part I, Item 3 of this Annual Report on Form 10-K, we were subject to a vendor arbitration that was settled in December 2020. As part of our settlement and to avoid further costs, we agreed to pay the vendor a total of $5.75 million. Insurance might not cover litigation claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial condition and results of operations. See Note 14 – Commitments and Contingencies – in the notes to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.

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

Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. As of January 1, 2021, we adopted ASC No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which did not have a material impact on our consolidated financial statements. As of January 1, 2020, we adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective transition method and recorded a right-of-use asset and lease liabilities of $9.5 million and $9.9 million, respectively. In addition, as of January 1, 2020, we also adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) using the modified retrospective transition method, which resulted in a cumulative-effect adjustment to accumulated deficit of $1.2 million and impacted our methodology for calculating and estimating our allowance for doubtful accounts. See Note 2 – Summary of Significant Accounting Policies, in the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on recently adopted accounting standards. A change in accounting principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change. The adoption of new or revised accounting principles may require us to make changes to our systems, processes and control, which could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations, retroactively affect previously reported results or require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. We believe that the assumptions and estimates associated with our accrued receivables related to revenue recognition, accrued claims payable, stock-based compensation, and accounting for income taxes have the greatest potential impact on our consolidated financial statements and therefore, we consider these to be our critical accounting policies and estimates. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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

Our results of operations may fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:

●	fluctuations in demand for or pricing of our solutions;
●	level and mix of utilization of our solutions by members;
●	our ability to attract new clients;
●	our ability to retain our existing clients;
●	client expansion rates;
●	changes in clients’ budgets and in the timing of their budget cycles and purchasing decisions;
●	our ability to control costs, including our operating expenses and healthcare costs;
●	the amount and timing of payment for operating expenses, particularly sales and marketing expenses;
●	the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments and other non-cash charges;
●	the amount and timing of costs associated with recruiting, training and integrating new employees and retaining and motivating existing employees;
●	general economic conditions, as well as economic conditions specifically affecting industries in which our clients participate, including those related to the ongoing COVID-19 pandemic;
●	the impact of new accounting pronouncements;
●	changes in the competitive dynamics of our market, including consolidation among competitors or clients; and
●	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our solutions and services.

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

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal control may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. To maintain compliance with Section 404, we perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K filing for each year, as required by Section 404 of SOX. Our existing management team has and will continue to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional accounting and financial staff with appropriate public company experience to assist us in ongoing compliance with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly.

During the evaluation and testing process of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. For example, in connection with our audit of the fiscal year 2018 consolidated financial statements, we and our independent registered public accounting firm identified one material weakness in our controls related to the lack of review and oversight over financial reporting, which we determined we had remediated as of December 31, 2019. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

In addition, as of December 31, 2021, there were an aggregate of 14,924,013 and 1,765,518 shares of our common stock subject to outstanding options and unvested restricted stock units, respectively. We have registered all of the shares of common stock issuable upon exercise of outstanding options or other equity awards we may grant in the future, for public resale under the Securities Act. Accordingly, these shares will be eligible for sale in the public market to the extent such options are exercised and restricted stock units are vested, in compliance with applicable securities laws.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 1359 Broadway, New York, New York 10018, under a sublease that commenced in September 2019 and expires in May 2029. In February 2022, we entered into a lease, which expires in the first quarter of 2035, for additional space in the same location and also for continued occupancy of our current space after the current sublease expires. We use this space for administration, sales and marketing and client support.

ITEM 3. LEGAL PROCEEDINGS

See Part II, Item 8 “Financial Statements and Supplementary Data — Note 14 — Commitments and Contingencies — Arbitration/Litigation.”

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position

Executive Officers:
David Schlanger	62	Executive Chairman
Peter Anevski	54	Chief Executive Officer
Jennifer Bealer	41	Executive Vice President, General Counsel and Secretary
Mark Livingston	56	Chief Financial Officer
Michael Sturmer	45	President

Non- Employee Directors:
Beth Seidenberg, M.D.	64	Lead Independent Director
Malissia Clinton	53	Director
Fred E. Cohen, D.Phil.	65	Director
Kevin Gordon	59	Director
Roger Holstein	69	Director
Jeff Park	50	Director
Norman Payson, M.D.	73	Director
Cheryl Scott	72	Director

Executive Officers

David Schlanger has served as our Executive Chairman since January 2022 and on our board of directors since March 2017. Mr. Schlanger was previously our Chief Executive Officer from January 2017 to December 2021. From August 2013 until September 2016, he served as the Chief Executive Officer of WebMD, an online provider of information relating to health and well-being. Prior to that, he served as the Interim Chief Executive Officer and in various other senior executive positions at WebMD and predecessor companies for more than 15 years, including as Senior Vice President, Strategic and Corporate Development and Senior Vice President, Corporate Development. Mr. Schlanger received his B.S. from Georgetown University and his J.D. from the University of Michigan Law School. We believe that Mr. Schlanger is qualified to serve on our board of directors because of his extensive experience at healthcare companies and in executive management.

Peter Anevski has served as our Chief Executive Officer and on our board of directors since January 2022. He previously served as our Chief Operating Officer from January 2017 to December 2021 and our President from June 2019 to December 2021. From January 2017 to September 2020, he also served as our Chief Financial Officer. Mr. Anevski has extensive experience managing financial functions for public companies. From May 2013 until September 2016, he served as the Executive Vice President and Chief Financial Officer of WebMD. Prior to that, Mr. Anevski served in senior finance and operations roles at WebMD and predecessor companies for 14 years, including as Senior Vice President, Finance. Mr. Anevski received his B.A. in Accounting from Montclair State University. We believe that Mr. Anevski is qualified to serve on our board of directors because of his significant experience at healthcare companies and as a member of our executive management team.

Jennifer Bealer has served as our Executive Vice President, General Counsel and Secretary since October 2017. Prior to that, she was an Associate at the law firm Ropes & Gray’s nationally-ranked healthcare practice from November 2010 to October 2017, where she gained extensive expertise in providing healthcare clients with strategic, regulatory, compliance and transaction advice. Ms. Bealer holds a B.S. in Biology and Psychology from the Pennsylvania State University and received her J.D. from the University of Pennsylvania Law School, A.L.M from Harvard University, and Master of Bioethics from University of Pennsylvania School of Medicine.

Mark Livingston has served as our Chief Financial Officer since September 2020. Previously, Mr. Livingston had served as our Executive Vice President of Finance from May 2019 to September 2020. Prior to that, he served as Chief Financial Officer of the International Business at Scripps Network Interactive, a media company, where he worked from August 2010 to April 2018, and as Chief Financial Officer of Emerson, Reid & Company, an employee benefits wholesaler, from June 2007 to August 2010. Previously, Mr. Livingston has held senior financial leadership roles at WebMD and Hess Corporation. Mr. Livingston received his B.S. from Tulane University and is a licensed Certified Public Accountant.

Michael Sturmer has served as our President since January 1, 2022 and was previously Executive Vice President, Chief Growth and Strategy Officer from February 2021 to December 2021. Mr. Sturmer has over two decades of operations, sales and strategic experience in the healthcare industry. From September 2016 to February 2021, he was Senior Vice President of Health Services at Livongo. Prior to that, Mr. Sturmer held several senior positions at Cigna, including Chief Operating Officer for the New York/New Jersey Health Plan. Mr. Sturmer received his B.A. degree in Health Administration from Quinnipiac University.

Non-Employee Directors

Beth Seidenberg, M.D. has served on our board of directors since May 2010 and as Lead Independent Director since January 2022. Previously, Dr. Seidenberg served as Chair of our board of directors from June 2015 to December 2021. Dr. Seidenberg has been a partner at Kleiner Perkins, a venture capital firm, since May 2005, where she primarily focuses on life sciences investing. She has also served as the Managing Director of Westlake Village BioPartners, another venture capital firm, since August 2018. Prior to joining Kleiner Perkins, Dr. Seidenberg was the Senior Vice President, Head of Global Development and Chief Medical Officer at Amgen, Inc., a biotechnology company. In addition, Dr. Seidenberg was a senior executive in research and development at Bristol Myers Squibb Company, a biopharmaceutical company, and Merck. Dr. Seidenberg has served on the board of directors of Atara Biotherapeutics since August 2012. Dr. Seidenberg previously served on the boards of directors of Epizyme, Inc., from February 2008 to September 2019, Tesaro, Inc., from June 2011 to February 2019, and ARMO BioSciences, Inc. from December 2012 until June 2018. Dr. Seidenberg received a B.S. from Barnard College and an M.D. from the University of Miami School of Medicine and completed her post-graduate training at the Johns Hopkins University, George Washington University and the National Institutes of Health. We believe that Dr. Seidenberg is qualified to serve on our board of directors because of her extensive experience in the life sciences industry as a senior executive and venture capitalist, as well as her training as a physician.

Malissia Clinton has served as a member of our board of directors since November 2020. Ms. Clinton has served as Senior Vice President, General Counsel and Secretary at The Aerospace Corporation, a non-profit corporation that provides technical guidance on space missions, since 2009. She previously worked at Northrop Grumman from 2002 to 2009, including her role as Senior Counsel for Special Projects beginning in 2007. Ms. Clinton joined TRW Space Technology, a division of TRW, Inc., in 1998 as Counsel in its Telecommunication Programs and Avionic Systems

division. She began her career as an Associate at Tuttle & Taylor. Additionally, Ms. Clinton has served on the board of directors of 3D Systems Corporation since 2019 and on the board of directors of City of Hope Medical Center since 2016. Ms. Clinton holds a B.S. in Political Science and Government from Arizona State University and received her J.D. from Stanford Law School. We believe that Ms. Clinton is qualified to serve on our board of directors because of her strong legal background and extensive experience in corporate governance.

Fred E. Cohen, M.D. D.Phil. has served on our board of directors since March 2015. Dr. Cohen is currently a Senior Advisor to TPG Capital, where he previously served for over 15 years as a Partner, and founder of TPG Biotechnology, a life science focused venture capital fund. Beginning in July 2021, Dr. Cohen has served as a co-founder and Chairman of Monograph Capital Partners, a biotechnology venture capital fund. Beginning in November 2017, Dr. Cohen has served as a co-founder and senior managing director of Vida Ventures, LLC, a biotechnology venture capital fund. In addition, for three decades throughout his career, Dr. Cohen has been affiliated with University of California, San Francisco where he held various clinical responsibilities, including as a research scientist, an internist for hospitalized patients, a consulting endocrinologist, and the Chief of the Division of  Endocrinology and Metabolism. Dr. Cohen currently serves on the boards of directors of the following public companies: Urogen Pharma Ltd. (since May 2017), CareDx, Inc. (since January 2003), and lntellia Therapeutics, Inc. (since January 2019). Dr. Cohen also serves on the board of directors of several privately-held companies and previously served on the board of directors of BioCryst Pharmaceuticals, Inc. from July 2013 until January 2019, Quintiles Transnational Holdings, Inc. from May 2007 to November 2015, Roka Bioscience, Inc. from September 2009 to October 2017, Five Prime Therapeutics, Inc. from May 2002 until May 2018, Tandem Diabetes Care, Inc. from June 2013 until June 2019, Genomic Health Inc. from April 2002 until November 2019 and Veracyte, Inc. from 2007 until June 2021. Dr. Cohen received his B.S. in Molecular Biophysics and Biochemistry from Yale University, his D.Phil. in Molecular Biophysics from Oxford on a Rhodes Scholarship, and his M.D. from Stanford. He is a member of the National Academy of Medicine and the American Academy of Arts and Sciences. Dr. Cohen is a California licensed physician. We believe that Dr. Cohen is qualified to serve on our board of directors because of his financial and medical knowledge and experience.

Kevin Gordon has served as a member of our board of directors since October 2019. Mr. Gordon has also served on the board of directors of Veracyte, Inc., a genomic diagnostics company, since December 2016 and as an advisor to 3i Group’s North American healthcare portfolio companies since January 2022, including currently as a director of privately held Q Holdco Limited, Sanisure, Cirtec Medical Corp. and ten23 health. From January 2018 until March 2019, he was the President and Chief Financial Officer of Liquidia Technologies Inc., a clinical biopharmaceutical company. Mr. Gordon served as Executive Vice President and Chief Operating Officer of Quintiles Transnational Holdings Inc., or Quintiles, a research, clinical trial and pharmaceutical consulting company, from October 2015 until its merger with IMS Health Holdings, Inc. (forming IQVIA Holdings, Inc.) in October 2016. Prior to that, he was the Executive Vice President and Chief Financial Officer of Quintiles from July 2010 until December 2015. Mr. Gordon served as Executive Vice President and Chief Financial Officer of Teleflex Incorporated, a medical device company, from March 2007 until January 2010. Mr. Gordon held various senior corporate development positions at Teleflex Incorporated from 1997 to 2007. Prior thereto he held various senior positions, including Chief Financial Officer, at Package Machinery Company and senior manager and other positions at KPMG LLP. Mr. Gordon holds a B.S. in Accounting from the University of Connecticut. We believe that Mr. Gordon is qualified to serve on our board of directors because of his extensive accounting experience and leadership experience in healthcare companies.

Roger Holstein has served as a member of our board of directors since November 2020. He has been a Managing Director at Vestar Capital Partners, a private equity firm, since 2006. He currently serves on the boards of Quest Analytics, and Mercury Healthcare. From 1997 to 2005, Mr. Holstein served as Chief Executive Officer, President or Director of WebMD Health Corp., or WebMD, and helped establish it as the leading source of healthcare information for consumers and professionals. From 1991 to 1996, Mr. Holstein was a member of the Office of the President at Medco, where he helped create the business of prescription benefit management. Prior to that, Mr. Holstein held executive positions at MCI, Warner Amex Cable and Grey Advertising. He began his career in marketing with the Spirits of St. Louis basketball team in the American Basketball Association. Mr. Holstein holds a B.A. with distinction, from Swarthmore College. We believe that Mr. Holstein is qualified to serve on our board of directors because of his extensive leadership and healthcare experience.

Jeff Park has served as a member of our board of directors since October 2019. Mr. Park has served since April 2019 as the Chairman and Chief Executive Officer of WellDyneRx, an independent pharmacy benefits manager and has served as a member of the board of directors for P3 Health Partners since December 2021. From January 2018 until May 2018, he was the Interim Chief Executive Officer of Diplomat Pharmacy, Inc., or Diplomat, a provider of specialty pharmacy services. Additionally, from June 2017 to February 2019, he served on the board of directors of Diplomat. Prior to that, from July 2015 until July 2016, he was the Chief Operating Officer of OptumRX, the entity resulting from the merger of Catamaran Corporation, or Catamaran, and OptumRX, UnitedHealthcare Group’s free-standing pharmacy care services business. Before the merger, from March 2014 until July 2015, he was Catamaran’s Executive Vice President, Operations, and previously served as Catamaran’s Chief Financial Officer, beginning in 2006. Mr. Park served as a member of the board of directors for Ray Graham Assoc. Illinois Disability not for profit from January 2010 to June 2016. Mr. Park holds a B.S. in Accounting from Brock University. We believe that Mr. Park is qualified to serve on our board of directors because of his extensive leadership experience in the pharmaceutical industry.

Norman Payson, M.D. has served on our board of directors since December 2016. Dr. Payson was co-founder of Healthsource and its Chief Executive Officer from 1985 to 1997, Chief Executive Officer of Oxford Health Plans from 1998 to 2002, Chairman of Concentra from 2005 to 2008 and Chief Executive Officer of Apria Healthcare Group Inc. from 2008 to 2012, where he is currently a member of the board of directors. In February of 2021 Apria Healthcare Group, Inc. completed a public offering and is publicly traded.  Since 1997, Dr. Payson has served as President and a director of NCP, Inc., his family office, through which he engages in consulting and personal investment activities. Additionally, Dr. Payson served as a strategic advisor for Evolent Health, Inc., or Evolent, from March 2014 through December 2020 and previously served on its board of directors from December 2013 to June 2019. Dr. Payson is currently serving on the board of directors of various private and not-for-profit companies including Access Clinical Partners, Smile Brands, Implantable Provider Group, HPM National Advisory Board at the Mailman School of Public Health at Columbia, USC Schaeffer Center Advisory Board and Executive Services Corporation of Southern California. Dr. Payson is also on the board of Kiva Foundation, a private charitable foundation organized by Dr. Payson and his wife in June 1998. Until June 2020, Dr. Payson served on the board for City of Hope, where he now serves as director emeritus. He continues to serve on the boards of AccessHope and Beckman Research Institute which are subsidiaries of City of Hope.  Until June 2019, Dr. Payson served as a director at Geisel School of Medicine at Dartmouth, where he now serves as director emeritus. From May 2017 to August 2019 Dr. Payson was a board member of The Center for Orthopaedic and Research Excellence, Inc.  Dr. Payson holds a B.S. in Earth and Planetary Sciences from the Massachusetts Institute of Technology and received his M.D. from Dartmouth Medical School. Dr. Payson is a California licensed physician. We believe that Dr. Payson is qualified to serve on our board of directors because of his 30-year career as chief executive officer or chairman of multiple healthcare organizations, including publicly-traded companies.

Cheryl Scott has served as a member of our board of directors since October 2019. Since July 2016, Ms. Scott has served as the Main Principal of the McClintock Scott Group. From June 2006 to July 2016, Ms. Scott served as Senior Advisor to the Bill & Melinda Gates Foundation. Previously, she served as President and Chief Executive Officer of the Seattle-based Group Health Cooperative for eight years. Ms. Scott has served as a member of the board of directors of Evolent since November 2015. She also currently serves on a variety of private company and not-for-profit boards. She was a member of the board of directors of Recreational Equipment Incorporated (REI) from 2005 to 2017, and served as the board chairperson from 2015 to 2017. Ms. Scott received her B.A. in Journalism and M.H.A. from the University of Washington, and is currently a Clinical Professor of Health Services at the University of Washington. We believe that Ms. Scott is qualified to serve on our board of directors because of her extensive career in healthcare, leadership and corporate governance, including her tenure as the Chief Executive Officer of Group Health Cooperative.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “PGNY”.

Holders of Record

As of January 31, 2022, there were approximately 59 stockholders of record of our common stock. Because many of our shares of common stock are held in “street name” by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

In the fourth quarter of 2021, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.

The following table provides a summary of shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans in the three months ended December 31, 2021:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program

October 1, 2021 through October 31, 2021	5,442	$59.32	—	$—
November 1, 2021 through November 30, 2021	2,499	61.35	—	—
December 1, 2021 through December 31, 2021	8,758	50.13	—	—
Total shares repurchased	16,699	$54.80	—	$—

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

The graph set forth below compares cumulative total return on our common stock with the cumulative total return of the (i) S&P Health Care (Sector) and (ii) the Nasdaq Composite Index resulting from an initial investment of $100 in each and, assuming the reinvestment of any dividends, based on closing prices. Measurement points are from October 24, 2019 (the date our common stock began trading on Nasdaq) through December 31, 2021.

	Cumulative Total Returns since Initial Public Offering
Company/Index	10/24/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021
Progyny, Inc.	$100.00	$211.15	$326.08	$198.54	$226.38	$326.08	$342.38	$453.85	$430.77	$394.54
S&P 500 Health Care	$100.00	$111.78	$124.56	$109.86	$115.81	$124.56	$127.98	$138.19	$139.61	$155.27
NASDAQ Composite	$100.00	$109.61	$157.45	$122.88	$136.43	$157.45	$161.83	$177.18	$176.51	$192.30

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

ITEM 6.[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021 (File No. 001-39100) under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Years Ended December 31, 2020 and 2019.”

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

Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our current base of clients to over 265 with at least 1,000 covered lives. We currently have contracts to provide coverage to approximately 4.0 million employees and their partners (known in our industry as covered lives), whom we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since inception, and our member satisfaction over that same time period is evidenced by our most recent industry-leading Net Promoter Score, or NPS, of +81 for our fertility benefits solution and +79 for our integrated pharmacy benefits solution, Progyny Rx as of December 31, 2021. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

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

Pharmacy Benefits Solution. We went live with our integrated pharmacy benefits solution in 2018. Progyny Rx can only be purchased by clients that purchase our fertility benefits solution. Progyny Rx provides our members with access to the medications needed during their fertility treatment. As part of this solution, we provide care management services, which include our formulary plan design, simplified authorization, assistance with prescription fulfillment and timely delivery of the medications by our network of specialty pharmacies, as well as medication administration training, pharmacy support services and continuing PCA support.

Our Clients. We currently have contracts to serve over 265 employers with at least 1,000 covered lives in the United States across more than 30 industries. Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 500,000 employees, represent approximately 4.0 million covered lives under contract.

Revenue Model

Our clients primarily contract with us to provide our fertility benefits solution and, where added on by our clients, our Progyny Rx solution. Our revenue has both a utilization-based component and a population-based component, as follows:

●	Utilization Component. Clients pay us for the fertility benefits and Progyny Rx solutions utilized by their employees. With respect to the fertility benefits solution, we bill clients for Smart Cycles in accordance with our bundled case rates, which vary by the type of fertility service rendered and clinic location. Case rates include all third-party fertility specialists, anesthesiology and laboratory services, as well as all of our care management services. With respect to Progyny Rx, we bill the client for the fertility medication dispensed to their employees in connection with the authorized fertility treatments. Medication fees also include our formulary management, drug utilization review and cost containment services and other care management services.
●	Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% and 2% of our total revenue for the years ended December 31, 2021 and 2020, respectively.

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

Member and Client Base. Our addressable market is primarily large self-insured employers. There are approximately 8,000 employers in the United States (excluding quasi-governmental entities, such as universities, school systems, and labor unions) who have a minimum of 1,000 employees, representing approximately 75 million potential covered lives in total. Our current member base of approximately 4.0 million covered lives under contract represents a low single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of December 31, 2021 and 2020, we served 191 and 135 clients, respectively, representing 2,935,000 and 2,335,000 members, respectively.

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

	As of December 31,
	2021		2020
Client Tier (Members)	Clients	Members	Clients	Members
Up to 2,500	44	79,000	23	38,000
2,501 - 10,000	93	473,000	74	393,000
10,001 - 50,000	45	957,000	30	645,000
Greater than 50,000	9	1,426,000	8	1,259,000
Total	191	2,935,000	135	2,335,000

Benefits Utilization. A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to 2.9 million members as of December 31, 2021.

The following table highlights the number of ART cycles performed for Progyny members and the member utilization rates for each of the periods presented.

	Three Months Ended		Year Ended
	December 31,		December 31,
	2021	2020	2021	2020
Assisted Reproductive Treatment (ART) Cycles(1)	7,623	5,719	28,413	19,003
Utilization - All Members(2)	0.52%	0.50%	1.30%	1.16%
Utilization - Female Only(2)	0.46%	0.45%	1.07%	0.97%
Average Members	2,899,000	2,305,000	2,812,000	2,191,000
(1)	Represents the number of ART cycles performed, including IVF with a fresh embryo transfer, IVF freeze all cycles/embryo banking, frozen embryo transfers and egg freezing.
(2)	Represents the member utilization rate for all services, including but not limited to, ART cycles, initial consultations, IUIs and genetic testing. The utilization rate for all members includes all unique members (female and male) who utilize the benefit during that period while the utilization rate for female only includes only unique females who utilize the benefit during that period. For the purposes of calculating utilization rates in any given period, the results reflect the number of unique members utilizing the benefit for that period. Individual periods cannot be combined as member treatments may span multiple periods.

Impact of COVID-19 on our Business

The COVID-19 pandemic has significantly impacted various markets around the world, including the United States. As described below, restrictions related to COVID-19, including variants, and our responses to them have significantly impacted and may continue to impact how our members use our services, access our providers, and how our employees work and provide services to our clients and members, resulting in an impact to our revenue.

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

The outbreak and preventative measures taken to contain COVID-19, especially in the first half of 2020, negatively impacted our members’ access to care due to a temporary unavailability of the full range of fertility treatments at our provider clinics. In March 2020, the American Society for Reproductive Medicine, or ASRM, issued guidelines recommending suspension of fertility services. Those guidelines were lifted in May 2020, which has enabled our clinics to resume care with enhanced safety protocols for patient safety. COVID-19, including variants, and related restrictions continued to have a negative impact on our revenue growth for the three months and year ended December 31, 2021.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, future results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including, without limitation, new information that may emerge concerning COVID-19 and variants, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines as well as vaccine hesitancy; the imposition of protective public safety measures; and the economic impact on local, regional and national markets. To the extent that the markets we serve experience increased cases of COVID-19, state or local governments may reinstitute measures to control its spread, which could again negatively impact our members’ access to care. We will continue to evaluate the nature and extent of these potential impacts to our business, results of operations and liquidity.

For additional information on the various risks posed by the COVID-19 pandemic, please read Part I, Item 1A. Risk Factors included in this Annual Report on Form 10-K.

Components of Results of Operations

Revenue

Revenue includes fertility benefits solution revenue, pharmacy benefits solution revenue and PEPM fees.

Fertility Benefits Solution Revenue

Fertility benefits solution revenue primarily represents utilization of our fertility benefits solution. Our client contracts are typically for a three-year term and pricing for this solution is established for each Smart Cycle treatment bundle, based in part on when the client first became a client and the number of members covered under the solution. Fertility benefits solution revenue includes amounts we receive directly from members, including deductibles, co-insurance and co-payments associated with the treatments under the fertility benefits solution. Revenue is recognized based on the negotiated price with our clients and includes the portion to be paid directly by the member. Revenue is recognized when Smart Cycle services are completed for a member. Revenue is also accrued for authorized Smart Cycle services rendered based on member appointments scheduled with a fertility specialist in our network but for which no claim has yet been reported, net of expected changes and cancellations of services.

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

Fertility Benefits Services

Fertility benefits services costs include: (1) fees paid to provider clinics within our network, labs and anesthesiologists; (2) costs incurred (including salaries, bonuses, benefits, stock-based compensation, other related costs, and an allocation of our general overhead, depreciation and amortization) for those employees associated with our care management service functions: Provider Account Management, PCA, Provider Relations and Claims Processing teams; and (3) related information technology support costs. Our contracts with provider clinics are typically for a term of one to two years.

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

General and Administrative Expense

General and administrative expense consists primarily of employee related costs, including salaries, bonuses, benefits, stock-based compensation, other related costs, and an allocation of our general overhead, depreciation and amortization for those employees associated with general and administrative services such as executive, legal, human resources, information technology, accounting, and finance. These expenses also include third-party consulting services and facilities costs. We anticipate that we will incur additional general and administrative expenses on an ongoing basis as a public company and to support growth in the business.

Other Income, net

Other income (expense) includes investment income as well as interest income and expense.

Benefit for Income Taxes

We are subject to income taxes in the United States. Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2020, in part because we had achieved three years of cumulative income, along with our projections of profitability, management determined that there was sufficient positive evidence to conclude that it was more likely than not that the net deferred tax assets of $38.0 million were realizable and therefore released substantially all of our valuation allowance. We continue to maintain this position as of December 31, 2021.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$500,621	$344,858
Cost of services(1)	388,486	274,799
Gross profit	112,135	70,059
Operating expenses:
Sales and marketing(1)	20,179	15,006
General and administrative(1)	59,616	46,705
Total operating expenses	79,795	61,711
Income from operations	32,340	8,348
Other income, net	95	331
Income before income taxes	32,435	8,679
Benefit for income taxes	33,334	37,780
Net income	$65,769	$46,459
Adjusted EBITDA(2)	$67,347	$32,393
(1)	Includes stock-based compensation expense as follows:

	Year Ended
	December 31,
	2021	2020
Cost of services	$8,969	$3,056
Sales and marketing	5,462	2,066
General and administrative	19,275	7,699
Total stock‑based compensation expense	$33,706	$12,821

(2)	Adjusted EBITDA is a non-GAAP financial measure defined by us as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, other income (expense), net, interest income, net, benefit for income taxes, and settlement cost and legal fees associated with a vendor arbitration. See “Management’s Discussion and Analysis of Financial Condition and Result of Operations – Non-GAAP Financial Measure – Adjusted EBITDA’ below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable measure calculated in accordance with GAAP.

	Year Ended
	December 31,
	2021	2020
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100%	100%
Cost of services	78	80
Gross profit	22	20
Operating expenses:
Sales and marketing	4	4
General and administrative	12	14
Total operating expenses	16	18
Income from operations	6	2
Other income, net	0	0
Income before income taxes	6	2
Benefit for income taxes	7	11
Net income	13%	13%
Adjusted EBITDA	13%	9%

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of Adjusted EBITDA include: (1) it does not properly reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating income and expenses, including other income (expense), net and interest income (expense), net; (5) it does not reflect tax payments that may represent a reduction in cash available to us; and (6) it does not include settlement cost and legal fees associated with a vendor arbitration. In addition, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net income from continuing operations and other U.S. GAAP results.

We calculate Adjusted EBITDA as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, other income (expense), net, interest income, net, benefit for income taxes, and settlement cost and legal fees associated with a vendor arbitration. The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Net income	$65,769	$46,459
Add:
Depreciation and amortization	1,301	1,906
Stock‑based compensation expense	33,706	12,821
Other (income) expense, net	366	(210)
Interest income, net	(461)	(121)
Benefit for income taxes	(33,334)	(37,780)
Settlement cost and legal fees associated with a vendor arbitration	—	9,318
Adjusted EBITDA	$67,347	$32,393

Comparison of Years Ended December 31, 2021 and 2020

Revenue

	Year Ended
	December 31,
	2021	2020	% Change

	(dollars in thousands)
Revenue	$500,621	$344,858	45%

Revenue increased by $155.8 million, or 45%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase is primarily due to a $102.1 million, or 40% increase, in revenue from our fertility benefits solution and a $53.7 million or 59% increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our pharmacy benefits solution was also driven by the number of clients and covered lives that added the Progyny Rx benefit. Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefit solution clients since its initial launch. Our revenue growth for the years ended December 31, 2021 and 2020 was negatively impacted by COVID-19.

Cost of Services

	Year Ended
	December 31,
	2021	2020	% Change

	(dollars in thousands)
Cost of services	$388,486	$274,799	41%

Cost of services increased by $113.7 million, or 41%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered as well as increases in personnel-related costs, including stock-based compensation.

Gross Profit and Gross Margin

	Year Ended
	December 31,
	2021	2020	% Change

	(dollars in thousands)
Gross profit	$112,135	$70,059	60%
Gross margin	22.4%	20.3%

Gross profit increased by $42.1 million, or 60%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Gross margin increased 210 basis points for the year ended December 31, 2021 compared to year ended December 31, 2020, primarily due to favorable new terms with our pharmacy program partners, the net impact of regular contract renewals with our providers as well as continued efficiencies gained across our care management services.

Operating Expenses

Sales and Marketing Expense

	Year Ended
	December 31,
	2021	2020	% Change

	(dollars in thousands)
Sales and marketing	$20,179	$15,006	34%

Sales and marketing expense increased by $5.2 million, or 34%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to a $4.4 million increase in personnel-related costs (including a $3.4 million increase in stock-based compensation) relating to additional headcount, employee equity grants, and commissions for sales and marketing functions, and a $0.8 million increase in other related sales and marketing expenses.

General and Administrative Expense

	Year Ended
	December 31,
	2021	2020	% Change

	(dollars in thousands)
General and administrative	$59,616	$46,705	28%

General and administrative expense increased by $12.9 million, or 28%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to a $16.9 million increase in personnel-related costs (including a $11.6 million increase in stock-based compensation) as a result of additional headcount and employee equity grants, a $4.2 million increase in bad debt expense, and a $1.1 million increase in other related general and administrative expenses, which was partially offset by a $9.3 million decrease in settlement cost and legal fees for a vendor arbitration. See Note 14 – Commitments and Contingencies – in the notes to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for further details regarding the vendor arbitration.

Other Income, Net

	Year Ended
	December 31,
	2021	2020	% Change

	(dollars in thousands)
Other income, net	$95	$331	(71)%

Other income, net decreased by $0.2 million, or 71%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to decreases in income on investments.

Benefit for Income Taxes

	Year Ended
	December 31,
	2021	2020	% Change

	(dollars in thousands)
Benefit for income taxes	$33,334	$37,780	(12)%

For the year ended December 31, 2021, we recorded a benefit for income taxes of $33.3 million, primarily due to equity compensation activity that occurred during the period. During the year ended December 31, 2020, we recorded a benefit for income taxes of $37.8 million, primarily as a result of the release of substantially all of our valuation allowance on our deferred tax assets as we concluded there was sufficient positive evidence that it is more likely than not that the deferred tax assets are realizable.

Liquidity and Capital Resources

As of December 31, 2021, we had $91.4 million of cash and cash equivalents and $28.0 million of marketable securities. Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities as further detailed below. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

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

We believe that our existing cash and cash equivalents, including the proceeds from our IPO, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including sales of our solutions and client renewals, the timing and the amount of cash received from clients, the expansion of our sales and marketing activities and the continuing market adoption of our solutions.

Other than the impact on our revenue growth and the related cash flows resulting from the various restrictions on activities due to the COVID-19 pandemic, our sources and uses of cash were not otherwise materially impacted by the COVID-19 pandemic in the three months and year ended December 31, 2021 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic, including variants, may have on our business and financial results. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity in the future.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. For additional information on the various risks posed by the COVID-19 pandemic, please read Part I, Item 1A. Risk Factors included in this Annual Report on Form 10-K.

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

In June 2018, we entered into an agreement with Silicon Valley Bank to replace our then-outstanding term loan with a revolving line of credit of up to $15.0 million, which was amended in April 2019, January 2020, June 2020 and February 2021. The line of credit matured on June 8, 2021.

The following table summarizes our cash flows from continuing operations for the periods presented:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Cash provided by operating activities	$26,037	$36,203
Cash provided by (used in) investing activities	8,766	(40,031)
Cash used in financing activities	(13,695)	(6,249)
Net increase (decrease) in cash and cash equivalents	$21,108	$(10,077)

Operating Activities

Net cash provided by operating activities was $26.0 million for the year ended December 31, 2021, primarily consisting of net income of $65.8 million adjusted for certain non-cash items, which include $33.7 million of stock-based compensation expense, $33.3 million of deferred tax assets, $9.8 million of bad debt expense, and $1.3 million of depreciation and amortization. Changes in operating assets and liabilities resulted in cash used in operating activities from an increase in accounts receivable of $68.7 million and other noncurrent assets and liabilities of $3.3 million, partially offset by cash provided by operating activities from increases in accounts payable of $17.8 million, accrued expenses and other current liabilities of $2.2 million, and prepaid expenses and other current assets of $0.7 million. These changes are a result of the impact of revenue growth and our operating results as well as the timing of payments to third party providers and collections from customers.

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

Investing Activities

Net cash provided by investing activities was $8.8 million for the year ended December 31, 2021, which primarily consisted of net proceeds of $10.9 million from marketable securities. For the year ended December 31, 2020, net cash used in investing activities was $40.0 million, primarily consisting of net investments of $39.0 million in marketable securities. The remainder of the activity for the years ended December 31, 2021 and 2020 consisted of purchases of computers, software, including capitalized software development costs, and leasehold improvements, including leasehold improvements associated with the buildout of our new corporate office which was occupied in February 2020.

Financing Activities

Net cash used in financing activities was $13.7 million for the year ended December 31, 2021, consisting of payments of $18.0 million for employee taxes related to equity awards, partially offset by $2.9 million in proceeds from stock option exercises and $1.3 million in proceeds from contributions to our employee stock purchase plan.

Net cash used in financing activities was $6.2 million for the year ended December 31, 2020, consisting of payments of $8.9 million for employee taxes related to equity awards and $0.9 million for IPO costs, partially offset by $2.3 million in proceeds from stock option exercises and $1.2 million in proceeds from contributions to our employee stock purchase plan.

Operating Lease Commitments

In September 2019, we commenced a sublease agreement for our corporate offices in New York, New York. The sublease is for a 25,212 square foot office and will expire in May 2029. Pursuant to the sublease, we will pay the base rent of approximately $1.3 million per year through the end of the fifth lease year and approximately $1.4 million per year thereafter through the expiration date.

In February 2022, we entered into a lease agreement for additional space in our corporate offices in New York, New York, consisting of a 24,099 square foot office and a 21,262 square foot office, and also for continued occupancy of the 25,212 square foot office after the expiration of the current sublease. For the 24,099 square foot office, we will pay the base rent of approximately $1.4 million per year starting in the fourth quarter of 2023 for five years and approximately $1.5 million per year thereafter through the first quarter of 2035, the expiration date. For the 21,262 square foot office, we will pay the base rent of approximately $1.3 million starting in the first quarter of 2025 for five years and approximately $1.4 million per year thereafter through the first quarter of 2035, the expiration date. For our current 25,212 square foot office, we will pay the base rent of approximately $1.6 million per year beginning in June 2029 through the first quarter of 2035, the expiration date.

Critical Accounting Estimates

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

We believe that the assumptions and estimates associated with our accrued receivables related to revenue recognition, accrued claims payable, stock-based compensation, and accounting for income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates.

For additional information about our significant accounting policies and estimates, see Note 1 – Business and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Accrued Receivable and Accrued Claims Payable

Fertility benefits solution revenue is recognized based on the negotiated price with our clients and includes the portion to be paid directly by the member. Revenue is recognized when Smart Cycle services are completed for a member. Revenue is also accrued, which we refer to as accrued receivables, for authorized Smart Cycle services rendered based on member appointments scheduled with a fertility specialist in our network but for which no claim has yet been reported.

We estimate accrued receivables based on historical experience for those fertility benefit services provided but for which a claim has not been received from the provider clinic, which includes assumptions regarding the lag between the authorization date and service date as well as estimates for changes and cancellations of services. We include accrued receivables within accounts receivable on our consolidated balance sheet. As of December 31, 2021 and 2020, accrued receivables were $30.2 million and $28.2 million, respectively.

At the same time, we estimate cost of services and accrued claims payables based on the amount to be paid to the provider clinic and expected gross margin on fertility benefit services. Accrued claims payable of $20.0 million and $22.8 million as of December 31, 2021 and 2020, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet.

Our estimates are adjusted to actual at the time of billing and these adjustments have historically not been material.

Stock-Based Compensation

We recognize stock-based compensation expense based on the fair value of stock-based awards granted to employees and directors on the date of grant. We estimate the fair value of each stock-based award on the measurement date using either the Black-Scholes option-pricing model for stock options and stock purchased under the employee stock purchase plan or the closing market price of our common stock for restricted stock units.

The Black-Scholes option-pricing model requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the lack of historical and implied volatility data of our common stock, the expected stock price volatility is estimated based on the historical volatilities of the daily closing prices of a specified group of companies in our industry for a period equal to the expected term of the option. We selected companies with comparable characteristics to our Company, including enterprise value, risk profiles and position within the industry, that have historical share price information sufficient to meet the expected term of the stock option. The expected term of the award represents the period of time that options granted are expected to be outstanding and is calculated utilizing the simplified method, which is the mid-point between the vesting date and end of the contractual term for each option. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities for the period that is consistent with the expected term of the stock option. The dividend yield is assumed to be none as we have not paid dividends, nor do we anticipate paying dividends. The weighted-average estimated fair value of stock option awards granted in the year ended December 31, 2021 was $30.60. Changes in these inputs could result in a significant change in the fair value of stock options.

The following assumptions were used to calculate the fair value of stock options granted to employees:

Year Ended
December 31,
	2021	2020
Expected volatility	52.4% - 59.5%	49.2% - 54.7%
Expected term (years)	3.00 - 6.11	5.50 - 6.11
Risk‑free interest rate	0.6% - 1.4%	0.3% - 1.7%
Expected dividend yield	—	—

Our outstanding stock-based awards as of December 31, 2021 are subject to service-based vesting and we recognize compensation expense over the vesting period of the award on a straight-line basis. Forfeitures and cancellations of awards are recognized as they occur. For the years ended December 31, 2021 and 2020, stock-based compensation expense was $33.7 million and $12.8 million, respectively. As of December 31, 2021, we had $164.2 million and $86.5 million of unrecognized compensation costs related to unvested options and restricted stock units, respectively. Both are expected to be expensed and vest over a weighted-average remaining period of approximately 3.6 years.

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We periodically review the recoverability of deferred tax assets recorded on the consolidated balance sheet and provide valuation allowances as deemed necessary to reduce such deferred tax assets to the amount that will, more likely than not, be realized. Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made. As of December 31, 2020, the Company achieved three years of cumulative income, along with projections of profitability, for which management determined that there was sufficient positive evidence to conclude that it is more likely than not that substantially all of the deferred tax assets will be realized. As such, we released almost all of the valuation allowance on our realizable deferred tax assets. Management maintains this position as of December 31, 2021.

The amount of deferred tax provided is calculated using tax rates enacted at the balance sheet date. The impact of tax law changes is recognized in periods when the change is enacted.

As of December 31, 2021 and 2020, we had $71.3 million and $38.0 million of net deferred tax assets, respectively. There was a valuation allowance of $0.2 million as of December 31, 2021 and 2020.

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

Interest Rate Risk

At December 31, 2021, we had cash and cash equivalents of $91.4 million and marketable securities of $28.0 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Progyny, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Progyny, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Receivables and Accrued Claims Payable
Description of the Matter

As of December 31, 2021, accrued receivables and accrued claims payable were $30.2 million and $20.0 million, respectively. As discussed in Note 2 to the consolidated financial statements, the Company estimates accrued receivables for those fertility benefit services provided but for which a claim has not been received from the provider clinic based on historical claims experience. The estimated cost of the related services and accrued claims payable are determined based upon the amount to be paid to the provider clinic and expected gross margin on each related fertility benefit service estimated to have been provided.

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

To test the accrued receivables and the related claims payable, our audit procedures included, among others, assessing the methodology, evaluating the significant assumptions described above and testing the completeness and accuracy of the underlying data used in the Company’s analysis. For example, we tested the Company’s assumptions of the lag between the authorization date and service date, service changes and cancellations based on historical claims data, historical gross margin per service and tested the clerical accuracy of management’s analysis. Additionally, we evaluated the historical accuracy of management’s estimate by testing management’s retrospective review analysis that compared the prior period’s estimated accrued receivables and accrued claims payable to actual billing and claims data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, NY

March 1, 2022

Progyny, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$91,413	$70,305
Marketable securities	28,005	38,994
Accounts receivable, net of $17,379 and $9,502 of allowances at December 31, 2021 and 2020, respectively	134,557	75,664
Prepaid expenses and other current assets	4,564	5,259
Total current assets	258,539	190,222
Property and equipment, net	5,027	3,400
Operating lease right-of-use assets	7,805	8,668
Goodwill	11,880	11,880
Intangible assets, net	599	1,213
Deferred tax assets	71,274	37,971
Other noncurrent assets	2,941	573
Total assets	$358,065	$253,927
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,399	$43,514
Accrued expenses and other current liabilities	37,425	34,272
Total current liabilities	98,824	77,786
Operating lease noncurrent liabilities	7,419	8,318
Other noncurrent liabilities	—	876
Total liabilities	106,243	86,980
Commitments and Contingencies (Note 14)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2021 and 2020, respectively; 91,088,781 and 87,054,329 shares issued and outstanding at December 31, 2021 and 2020, respectively	9	9
Additional paid-in capital	255,339	236,139
Treasury stock, at cost, $0.0001 par value; 615,980 shares outstanding at December 31, 2021 and 2020, respectively	(1,009)	(1,009)
Accumulated deficit	(2,424)	(68,193)
Accumulated other comprehensive income (loss)	(93)	1
Total stockholders’ equity	251,822	166,947
Total liabilities and stockholders’ equity	$358,065	$253,927

The accompanying notes are an integral part of these consolidated financial statements.

Progyny, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2021	2020	2019
Revenue	$500,621	$344,858	$229,683
Cost of services	388,486	274,799	184,178
Gross profit	112,135	70,059	45,505
Operating expenses:
Sales and marketing	20,179	15,006	11,901
General and administrative	59,616	46,705	23,927
Total operating expenses	79,795	61,711	35,828
Income from operations	32,340	8,348	9,677
Other income (expense):
Other income (expense), net	(366)	210	—
Interest income (expense), net	461	121	(58)
Convertible preferred stock warrant valuation adjustment	—	—	(18,176)
Total other income (expense), net	95	331	(18,234)
Income (loss) before income taxes	32,435	8,679	(8,557)
Benefit (provision) for income taxes	33,334	37,780	(12)
Net income (loss)	$65,769	$46,459	$(8,569)
Net income (loss) per share:
Basic	$0.74	$0.54	$(0.41)
Diluted	$0.66	$0.47	$(0.41)
Weighted-average shares used in computing net income (loss) per share:
Basic	89,105,562	85,722,670	20,735,202
Diluted	100,358,047	99,055,526	20,735,202

The accompanying notes are an integral part of these consolidated financial statements.

Progyny, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended
	December 31,
	2021	2020	2019
Net income (loss)	$65,769	$46,459	$(8,569)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(94)	1	—
Total other comprehensive income (loss)	(94)	1	—
Total comprehensive income (loss)	$65,675	$46,460	$(8,569)

The accompanying notes are an integral part of these consolidated financial statements.

Progyny, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

	Convertible					Additional		Other
	Preferred Stock		Common Stock		Treasury	Paid in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Income	Total
Balance at December 31, 2018	65,428,088	$106,237	5,155,407	$1	$(884)	$10,622	$(104,854)	$—	$(95,115)
Repurchase of common stock	—	—	(26,659)	—	(125)	—	(60)	—	(185)
Stock option exercise	—	—	6,490,059	—	—	6,536	—	—	6,536
Stock-based compensation	—	—	—	—	—	5,061	—	—	5,061
Conversion of convertible preferred stock to common stock upon initial public offering	(65,428,088)	(106,237)	65,428,088	7	—	106,230	—	—	106,237
Conversion of convertible preferred stock warrants to common stock warrants upon initial public offering	—	—	—	—	—	22,765	—	—	22,765
Warrant exercise	—	—	441,307	—	—	62	—	—	62
Issuance of common stock in connection with initial public offering, net of issuance costs of $5.9 million and $3.7 million in offering costs	—	—	6,700,000	—	—	77,479	—	—	77,479
Net loss	—	—	—	—	—	—	(8,569)	—	(8,569)
Balance at December 31, 2019	—	$—	84,188,202	$8	$(1,009)	$228,755	$(113,483)	$—	$114,271
Issuance of employee equity awards, net of shares withheld	—	—	2,688,273	1	—	(5,451)	—	—	(5,450)
Stock-based compensation	—	—	—	—	—	12,821	—	—	12,821
Warrant exercise	—	—	177,854	—	—	(0)	—	—	(0)
Reduction in initial public offering costs	—	—	—	—	—	14	—	—	14
Impact of adoption of ASU 2016-13	—	—	—	—	—	—	(1,169)	—	(1,169)
Other comprehensive income	—	—	—	—	—	—	—	1	1
Net income	—	—	—	—	—	—	46,459	—	46,459
Balance at December 31, 2020	—	$—	87,054,329	$9	$(1,009)	$236,139	$(68,193)	$1	$166,947
Issuance of employee equity awards, net of shares withheld	—	—	3,209,461	—	—	(14,589)	—	—	(14,589)
Stock-based compensation	—	—	—	—	—	33,789	—	—	33,789
Warrant exercise	—	—	824,991	—	—	0	—	—	0
Other comprehensive loss	—	—	—	—	—	—	—	(94)	(94)
Net income	—	—	—	—	—	—	65,769	—	65,769
Balance at December 31, 2021	—	$—	91,088,781	$9	$(1,009)	$255,339	$(2,424)	$(93)	$251,822

The accompany notes are an integral part of these consolidated financial statements.

Progyny, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$65,769	$46,459	$(8,569)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred tax (benefit) expense	(33,303)	(37,971)	12
Non-cash interest expense	38	75	—
Depreciation and amortization	1,301	1,906	2,133
Stock-based compensation expense	33,706	12,821	5,061
Bad debt expense	9,783	5,562	1,606
Loss on disposal of property and equipment	—	—	1
Change in fair value of warrant liabilities	—	—	18,176
Changes in operating assets and liabilities:
Accounts receivable	(68,676)	(35,336)	(25,342)
Prepaid expenses and other current assets	675	(326)	(4,118)
Accounts payable	17,840	25,008	3,501
Accrued expenses and other current liabilities	2,184	17,400	6,385
Other noncurrent assets and liabilities	(3,280)	605	(380)
Net cash provided by (used in) operating activities	26,037	36,203	(1,534)

INVESTING ACTIVITIES
Purchase of property and equipment, net	(2,129)	(1,037)	(2,956)
Purchase of marketable securities	(111,477)	(103,964)	—
Sale of marketable securities	122,372	64,970	—
Net cash provided by (used in) continuing operations	8,766	(40,031)	(2,956)
Net cash provided by discontinued operations	—	—	200
Net cash provided by (used in) investing activities	8,766	(40,031)	(2,756)

FINANCING ACTIVITIES
Proceeds from issuance of common stock upon initial public offering	—	—	81,220
Payment of initial public offering costs	—	(892)	(2,835)
Proceeds from revolving line of credit	—	—	182,025
Repayments made against revolving line of credit	—	—	(182,278)
Repurchase of common stock	—	—	(185)
Proceeds from exercise of stock options	2,924	2,329	6,536
Payment of employee taxes related to equity awards	(17,966)	(8,930)	—
Proceeds from contributions to employee stock purchase plan	1,347	1,244	—
Proceeds from exercise of stock warrants	—	—	62
Net cash provided by (used in) financing activities	(13,695)	(6,249)	84,545
Net increase (decrease) in cash and cash equivalents	21,108	(10,077)	80,255
Cash and cash equivalents, beginning of year	70,305	80,382	127
Cash and cash equivalents, end of year	$91,413	$70,305	$80,382

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—	$176
Cash paid for income taxes, net of refunds received	$97	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$204	$24	$—
Deferred initial public offering costs in accounts payable and accrued expenses	$—	$—	$906
Non-cash preferred stock warrant conversion to common stock warrant upon IPO	$—	$—	$(22,765)

The accompanying notes are an integral part of these consolidated financial statements.

PROGYNY, INC.

Notes to Consolidated Financial Statements

1.    Business and Basis of Presentation

Description of Business

Progyny, Inc. (together with its subsidiaries referred to as “Progyny” or the “Company”) was incorporated in the state of Delaware on April 3, 2008, and maintains its corporate headquarters in New York, NY.

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

Basis of Presentation

The accompanying consolidated financial statements include those of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in United Sates (“U.S. GAAP”).

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company operates and manages in one operating segment, providing fertility and pharmacy benefits solutions. The Company defines its CODM as its Chief Executive Officer and its President. All long-lived assets are located in the United States and all revenue is attributed to the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP generally requires management to make estimates and assumptions that affect the reported amount of certain assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and liabilities. Such estimates include, but are not limited to, the determination of accrued receivables related to revenue recognition, accrued claims payable, allowance for doubtful accounts, stock-based compensation, convertible preferred stock warrant liabilities, lease liabilities, and accounting for income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Fertility Benefits Solution Revenue

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

Pharmacy Benefits Solution Revenue

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

Accrued Receivable and Accrued Claims Payable

Accrued receivables are estimated based on historical experience for those fertility benefit services provided but for which a claim has not been received from the provider clinic at the end of the reporting period, which includes assumptions regarding the lag between authorization date and service date as well as estimates for changes and cancellations of services. At the same time, cost of services and accrued claims payables are estimated based on the amount to be paid to the provider clinic and expected gross margin on fertility benefit services. Estimates are adjusted to actual at the time of billing. Adjustments to original estimates have not been material.

As of December 31, 2021 and 2020, accrued receivables were $30.2 million and $28.2 million, respectively. Accrued receivables are included within accounts receivable in the consolidated balance sheet.

Accrued claims payable of $20.0 million and $22.8 million as of December 31, 2021 and 2020, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms.

As of December 31, 2021 and December 31, 2020, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $23.7 million and $16.4 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the consolidated balance sheet.

Accounts Receivable and Allowance for Doubtful Accounts

The accounts receivable balance primarily includes amounts due from clients and members. As a result of the adoption of ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326), beginning January 1, 2020, the Company estimates the allowance for doubtful accounts based on the lifetime expected credit losses for the client and member receivable pools, respectively. Under this current expected credit losses model, the Company determines the allowance for doubtful accounts based on factors such as the age of the receivable balance, historical experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions. The new standard required a change in timing of loss recognition where an allowance for credit losses is now applied at the time the asset is recognized. Prior to the adoption of ASU 2016-13, credit losses were determined based upon historical bad debts, current receivables balances, and the age of the receivables balances. Expected credit losses are recorded as general and administrative expenses on the statements of operations. The Company adopted ASU 2016-13 as of January 1, 2020, using the modified retrospective transition method, which resulted in a cumulative-effect adjustment to accumulated deficit of $1.2 million. As a result, periods prior to the adoption date continue to be reported under the historical accounting guidance. The following table provides a summary of the activity in this allowance (in thousands):

	Years Ended December 31, 2021, 2020 and 2019

December 31, 2021	Balance at Beginning of Period	ASU 2016-13 Adoption Adjustment	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$9,502	$—	$9,783	$(1,906)	$17,379

December 31, 2020
Allowance for doubtful accounts	$2,771	$1,169	$5,562	$—	$9,502

December 31, 2019
Allowance for doubtful accounts	$1,175	$—	$1,606	$(10)	$2,771

Cost of Services

Fertility Benefit Services

Fertility benefit services costs include: (1) fees paid to provider clinics within the Company’s network, labs and anesthesiologists; (2) costs incurred (including salaries, bonuses, benefits, stock-based compensation, other related costs, and an allocation of general overhead, depreciation and amortization) for those employees associated with care management service functions: Provider Account Management, PCA, Provider Relations and Claims Processing teams; and (3) related information technology support costs. Contracts with provider clinics are typically for a term of one to two years.

Pharmacy Benefit Services

Pharmacy benefit services costs include: (1) the fees for prescription drugs dispensed and clinical services provided during the reporting period by specialty pharmacy partners; (2) costs incurred (including salaries, bonuses, benefits, stock-based compensation, other related costs, and an allocation of general overhead, depreciation and amortization) for those employees associated with care management service functions: PCA, Provider Relations and Claims Processing teams; and (3) related information technology support costs. Contracts with the specialty pharmacies are typically for a term of one year.

In the specialty pharmacy contracts, the contractual fees of prescription drugs sold includes the cost of the prescription drugs purchased and shipped to members by the Company’s specialty mail service dispensing pharmacies, net of any volume-related or other discounts.

Vendor rebates

The Company receives a rebate on formulations purchased and dispensed by the Company’s specialty pharmacies. The Company’s contractual arrangements with pharmacy program partners provide for the Company to receive a discount (or rebate) from established list prices paid subsequent to dispensing when products are purchased indirectly from a pharmacy program partners (such as through a specialty pharmacy). These rebates are recognized as a reduction of cost of services when prescriptions are dispensed and are generally estimated and billed to manufacturers within 20 days after the end of each month. The effect of adjustments resulting from the reconciliation of rebates recognized to the amounts billed and collected has not been material to the Company’s results of operations.

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

The Company regularly reviews the outstanding account receivable balances and makes estimates of the lifetime expected credit losses based upon consideration of factors such as the age of the receivable balance, historical experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions. In addition, the Company periodically evaluates the financial condition of its clients to manage credit risk related to accounts receivable. As of December 31, 2021, two entities accounted for 24% and 11% each, or a combined 35% of total receivables. Two entities accounted for 14% each, or a combined 28% total receivables as of December 31, 2020.

Property and Equipment

Property and equipment consist of computer equipment, machinery and equipment, furniture and fixtures, leasehold improvements, and capitalized software development costs. The assets are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based on estimated useful lives and in the case of leasehold improvements, the shorter of the useful life or the remaining term of the lease (see Note 5).

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

The Company tests for goodwill impairment for each reporting unit, which is at the operating segment or one level below the operating segment. This analysis requires us to make a series of assumptions to (1) evaluate whether any impairment exists and (2) measure the amount of impairment. There was no impairment of goodwill or intangible assets for the years ended December 31, 2021, 2020, and 2019.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. In such instances, the recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, an impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the asset or asset group. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairments recorded for the years ended December 31, 2021, 2020 and 2019.

Leases

On January 1, 2020, the Company adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective transition method, which applies the provisions of the standard at the effective date without adjusting comparative periods presented. As a result, periods prior to the adoption date continue to be reported under the historical lease accounting guidance. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company not to reassess (i) whether any expired or existing contracts contained leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for existing leases. The Company also elected not to reassess lease terms for existing leases using hindsight and to account for each separate lease and non-lease component as a single lease component. As a result of the adoption of the new leasing guidance, the Company recorded right-of-use assets and lease liabilities of $9.5 million and $9.9 million, respectively. The adoption of the standard did not materially impact the Company’s statement of operations or statement of cash flows for the year ended December 31, 2020.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued expenses and other current liabilities, and operating lease noncurrent liabilities on the consolidated balance sheets. As of December 31, 2021 and 2020, the Company has no financing lease arrangements.

In accordance with ASC 842, the Company records a right-of-use asset (“ROU”) and lease liability in connection with its operating leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. To determine the present value of lease payments, the Company utilizes the rate implicit in the lease, if available. If the rate implicit in the lease is not readily determinable, the Company uses its secured incremental borrowing rate to determine the present value of the lease payments. The determination of the Company’s incremental borrowing rate requires judgment and is primarily based on publicly available information for companies within the same industry and with similar credit profiles. The rate is then adjusted for the lease term and other specific terms included in the Company’s lease arrangements. The incremental borrowing rate is subsequently reassessed upon a modification to the lease arrangement. The operating lease ROU asset also includes any lease payments made prior to commencement date and excludes lease incentives and initial direct costs incurred. ROU assets are subsequently assessed for impairment in accordance with the Company’s accounting policy for long-lived assets.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments, including restricted stock units and grants of stock options, to be recognized in the consolidated statements of operations based on their respective fair values. For non-employee awards, a measurement date is normally reached when performance is completed, and the fair value is remeasured as the awards vest. The fair value of the Company’s restricted stock units has been determined utilizing the closing market price of the Company’s common stock on the date of the grant.

The fair value of the Company’s stock options and stock purchased under the employee stock purchase plan has been determined using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of historical and implied volatility data of the Company’s common stock, the expected stock price volatility has been estimated based on the historical volatilities of the daily closing prices of a specified group of companies in Progyny’s industry for a period equal to the expected term of the option. Progyny selected companies with comparable characteristics to the Company, including enterprise value, risk profiles and position within the industry, that have historical share price information sufficient to meet the expected term of the stock options. The expected term of the options granted represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method, which is the mid-point between the vesting date and the end of the contractual term for each option. For non-employee service-based and performance-based awards, the expected term is estimated based on the remaining contractual term of such awards. The risk-free interest rate is based on the yield of zero-coupon, U.S. Treasury securities for the period that is consistent with the expected term of the stock option. The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock; therefore, the expected dividend yield is zero.

The Company’s stock-based awards are subject to either service-based or performance-based vesting conditions. The Company recognizes compensation expense for service-based awards over the vesting period of the award on a straight-line basis. Compensation expense related to awards with performance-based vesting conditions is recognized when achievement of the performance condition is considered probable over the requisite service period.

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

In addition, the Board of Directors considered the independent valuations completed by a third-party valuation consultant. The valuations of the Company’s common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In performing these valuations, the Board of Directors considered a variety of relevant factors and valuation methodologies in accordance with the guidelines. Following the IPO, the Board of Directors determines the fair market value for all common stock grants based on the closing market price of the common stock, on the date of grant, as reported by Nasdaq.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), including updates in ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which the Company adopted as of January 1, 2021. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The Company periodically reviews the recoverability of deferred tax assets recorded on the consolidated balance sheet and provides valuation allowances as deemed necessary to reduce such deferred tax assets to the amount that will, more likely than not, be realized. Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules.

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

The Company’s policy is to recognize interest and penalty expenses associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations and comprehensive (loss) income. As of December 31, 2021, 2020 and 2019, the Company had no significant accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations.

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

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to their short maturities.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period.

For the year ended December 31, 2019, the Company’s convertible preferred stock was entitled to receive noncumulative dividends, prior and in preference to any declaration or payment of any dividend on common stock and thereafter participate pro rata on an as-converted basis with the common stockholders in any distributions to common stockholders and were therefore considered to be participating securities. As a result, the Company calculated the net loss per share using the two-class method. Accordingly, the net loss attributable to common stockholders is derived from the net loss for the period.

Diluted net income (loss) per share is computed by dividing the diluted net income (loss) by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming dilutive effect of outstanding common stock options, restricted stock units, shares issuable under the employee stock purchase program and common stock warrants. In periods when the Company has incurred a net loss, diluted net loss per share is the same as basic net loss per share because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

3. Revenue

Disaggregated revenue

The following table disaggregates revenue by service (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Revenue
Fertility benefit services revenue	$355,616	$253,556	$189,618
Pharmacy benefit services revenue	145,005	91,302	40,065
Total revenue	$500,621	$344,858	$229,683

Concentration of Major Clients

For the year ended December 31, 2021, two clients accounted for 19% and 15%, or a combined 34%, of total revenue. For the year ended December 31, 2020, two clients accounted for 18% and 17%, or a combined 35%, of total revenue. No other clients accounted for more than 10% for the years ended December 31, 2021 and 2020. For the year ended December 31, 2019, three clients accounted for 16%, 15%, and 10%, or a combined 41%, of total revenue.

4. Fair Value of Financial Instruments

As of December 31, 2021 and 2020, the Company had $93.7 million and $66.3 million, respectively, in financial assets held in money market accounts and $28.0 million and $39.0 million, respectively held in marketable securities, including U.S. treasury bills. All were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets.

During the year ended December 31, 2021, the Company had gross realized losses related to marketable securities and money market accounts of $0.4 million included within earnings. The gross realized gains for the period as well as the gross realized gains and losses for the year ended December 31, 2020 were not significant. During the year ended December 31, 2021, the Company reclassified $0.4 million of net unrealized holding losses out of other comprehensive loss and into earnings. The amount reclassified out of other comprehensive income for the year ended December 31, 2020 was not significant. The total gains and losses for marketable securities and money market accounts in other comprehensive income (loss) as of December 31, 2021 and 2020 were not significant.

During the years ended December 31, 2021 and December 31, 2020, the Company did not maintain any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

5. Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	Estimated
	Useful Life	December 31,
	(in years)	2021	2020
Machinery and equipment	3-5	$95	$95
Computers and hardware	3	1,023	660
Leasehold improvements	lease term	3,110	3,074
Furniture and fixtures	7	453	452
Capitalized software	3	2,909	995
Property and equipment, gross		7,590	5,276
Less: accumulated depreciation		(2,563)	(1,876)
Total property and equipment, net		$5,027	$3,400

Depreciation expense was approximately $0.7 million for the years ended December 31, 2021, 2020 and 2019.

During the year ended December 31, 2021, the Company capitalized $0.1 million in stock-based compensation expense related to the development of internal-use software.

6. Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	Estimated
	Useful Life	December 31,
	(in years)	2021	2020
Trademarks	8	$4,000	$4,000
Physician Network	6	3,500	3,500
Website	5	2,000	2,000
Intangible assets, gross		9,500	9,500
Less: accumulated amortization		(8,901)	(8,287)
Total intangible assets, net		$599	$1,213

Amortization expense was $0.6 million, $1.2 million, and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, the future amortization expense of other intangible assets is as follows (in thousands):

Year ending December 31:
2022	$500
2023	99
Thereafter	—
Total	$599

7. Leases

In September 2019, the Company’s sublease agreement for its corporate headquarters in New York, NY commenced and will expire in May 2029. Pursuant to the sublease, the Company will pay the base rent of approximately $1.3 million per annum through the end of the fifth lease year and approximately $1.4 million per annum thereafter through the expiration date.

The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for the Company’s operating leases was $1.3 million for the years ended December 31, 2021 and 2020.

Cash outflows from operating activities attributable to the operating leases for the years ended December 31, 2021 and 2020 was $1.3 million and $0.8 million, respectively.

Information related to the Company’s leases is as follows (in thousands):

	Balance Sheet Location	December 31, 2021
Operating Leases
Right-of-use asset	Operating lease right-of-use assets	$7,805
Short-term lease liabilities	Accrued expenses and other current liabilities	$1,231
Long-term lease liabilities	Operating lease noncurrent liabilities	$7,419

Other information
Weighted average remaining lease term, operating lease		7.4 years
Weighted average discount rate, operating lease		4.29%

Future minimum facility lease payments as of December 31, 2021, are as follows (in thousands):

Balance at December 31, 2021
Year Ending December 31:
2022	$1,286
2023	1,286
2024	1,326
2025	1,407
2026	1,407
Thereafter	3,400
Total undiscounted lease payments	$10,112
Less: imputed interest	1,462
Present value of lease liabilities	$8,650
Less: current portion of operating lease liabilities	1,231
Operating lease noncurrent liabilities	$7,419

Rent expense under the operating leases was approximately $1.2 million for the year ended December 31, 2019. The terms of the facility lease provide for rental payments on a monthly basis and on a graduated scale.

February 2022 Lease Agreement

In February 2022, the Company entered into a lease agreement for additional space in its corporate offices in New York, New York, consisting of a 24,099 square foot office and a 21,262 square foot office, and also for continued occupancy of the 25,212 square foot office after the expiration of the current sublease. For the 24,099 square foot office, the Company will pay the base rent of approximately $1.4 million per year starting in the fourth quarter of 2023 for five years and approximately $1.5 million per year thereafter through the first quarter of 2035, the expiration date. For the 21,262 square foot office, the Company will pay the base rent of approximately $1.3 million starting in the first quarter of 2025 for five years and approximately $1.4 million per year thereafter through the first quarter of 2035, the expiration date. For the current 25,212 square foot office, the Company will pay the base rent of approximately $1.6 million per year beginning in June 2029 through the first quarter of 2035, the expiration date.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued claims payable	$19,998	$22,799
Accrued compensation	10,089	5,087
Accrued commission	3,092	1,334
Operating lease current liabilities	1,231	1,231
Professional fees	843	1,216
Other	2,172	2,605
Total accrued expenses and other current liabilities	$37,425	$34,272

9. Debt

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

The Company was required to pay a revolving line commitment fee of $225,000 in three equal annual installments of $75,000 starting on the one-year anniversary of the revolving line. The Company made the first installment payment of $75,000 in June 2019 and accrued this cost monthly. When the Company held unrestricted cash balances greater than $5.0 million, interest accrued at a floating rate per annum equal to the greater of prime rate or 4.75%. If the unrestricted cash balance was less than $5.0 million, interest accrued at a floating rate per annum equal to the greater of prime rate plus 0.5% or 4.75%, with interest payable monthly. Interest was paid based upon the borrowed funds.

The SVB Line of Credit contained customary affirmative covenants, financial covenants, as well as negative covenants that, among other things, restricted the Company’s ability to incur additional indebtedness (including guarantees of certain obligations); create liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; maintain collateral; pay dividends or make other payments in respect of capital stock; make acquisitions; make investments, loans and advances; enter into transactions with affiliates; make payments with respect to or modify subordinated debt instruments; and enter into agreements with negative pledge clauses or clauses restricting subsidiary distributions. The financial covenant requires the Company to achieve a specified minimum quarterly revenue as defined by the SVB Line of Credit. The Company was in compliance with all requirements and its covenant of the revolving credit facility as of December 31, 2020.

The Company had $0 drawn on the SVB Line of Credit as of December 31, 2020 and 2019. The Company recorded interest expense on the SVB Line of Credit of $38,000, $75,000 and $213,000 during the years ended December 31, 2021, 2020 and 2019, respectively.

10. Stockholders’ Equity

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

The Company had 615,980 shares of treasury stock as of December 31, 2021, 2020 and 2019.

Common Stock Warrants

In connection with the IPO on October 25, 2019, all outstanding convertible preferred warrants were converted to common stock warrants. As of December 31, 2021 and 2020, the Company had 565,351 and 1,419,415 common stock warrants outstanding, respectively.

For the year ended December 31, 2021, 854,065 common stock warrants were exercised for 824,991 shares at a weighted average exercise price of $1.73. For the year ended December 31, 2020, 188,449 common stock warrants were exercised for 177,854 shares of common stock at a weighted average exercise price of $1.73. The Company did not recognize compensation expense relating to the common stock warrants for the years ended December 31, 2021, 2020 and 2019 as they were all fully vested.

Stock Incentive Plan

In October 2019, the Company’s Board of Directors and stockholders adopted and approved the 2019 Equity Incentive Plan, as amended (the “2019 Plan”), as the successor to continuation of the Company’s 2017 Equity Incentive Plan, as amended (the “2017 Plan”). No further grants were made under the 2017 Plan from the date that the 2019 Plan became effective. Initially, the maximum number of shares issuable under the 2019 Plan will not exceed 19,198,875 shares of common stock, which is the sum of 1) 2,640,031 new shares and 2) an additional number of shares not to exceed 16,558,844 consisting of (a) shares that remained available for the issuance of awards under the 2017 Plan immediately prior to the effective date of the 2019 Plan and (b) shares of common stock subject to outstanding stock options or other stock awards granted under the 2017 Plan that, on or after the date the 2019 Plan became effective, terminate, expire or are cancelled prior to exercise or settlement; are forfeited or repurchased because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time.

Under the Company’s 2017 Plan and consistent with the Company’s prior 2008 Equity Incentive Plan, options and other stock awards to purchase shares of common stock may be granted to employees, directors, and consultants. Incentive stock options are granted to employees and non-statutory stock options are granted to consultants and directors at an exercise price not less than 100% of the fair value (as determined by the Board of Directors) of the Company’s common stock on the date of grant. The exercise price of options granted to stockholders who hold 10% or more of the Company’s common stock on the option grant date shall not be less than 110% of the fair value of the Company’s common stock on the date of grant for both incentive and non-qualified stock option grants. These options generally vest over four years and expire ten years from the date of grant. Stock option grants may be exercisable upon grant, and any unvested shares purchased are subject to repurchase. There were no unvested shares subject to repurchase as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020, 4,160,618 and 5,287,341 shares of common stock, respectively, remained available for future grants under the 2019 Plan. Under the 2019 Plan, subject to any adjustments necessary to implement any capitalization adjustments, an annual increase to the number of shares issuable is automatically added on January 1 of each year for a period of ten years commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding year.

Stock Options

Stock options are exercisable based on the terms and conditions outlined in the applicable award agreement. Stock options generally vest over four years and typically expire ten years from the date of grant. A summary of the Company’s stock option activity for the year ended December 31, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Life (Years)	Value
				(In thousands)
Outstanding at December 31, 2020	13,384,301	$5.03	7.7	$500,053
Granted	5,290,216	30.60
Exercised	(3,440,937)	2.93
Forfeited	(303,639)	13.56
Cancelled	(5,928)	9.15
Outstanding at December 31, 2021	14,924,013	$25.11	7.9	$439,557

Exercisable at December 31, 2020	7,343,948	$2.02	7.1	$396,496

Exercisable at December 31, 2021	6,694,592	$4.21	6.6	$308,893

The total intrinsic value of options exercised was $175.0 million, $79.6 million, and $50.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The weighted average grant date fair value of options granted was $30.60, $26.56, and $2.68 in the years ended December 31, 2021, 2020, and 2019, respectively.

The total grant date fair value of options vested was $16.0 million, $9.3 million, and $2.8 million in the years ended December 31, 2021, 2020, and 2019, respectively.

The total unrecognized compensation cost related to unvested options was approximately $164.2 million at December 31, 2021. The weighted-average remaining recognition period is approximately 3.6 years.

Certain assumptions used in the option-pricing model for options granted to employees, directors, and non-employees are as follows:

Year Ended December 31
	2021	2020	2019
Expected term (in years)	3.00 - 6.11	5.50 - 6.11	5.63 - 6.28
Risk-free interest rate	0.6% - 1.4%	0.3% - 1.7%	1.5% - 2.5%
Expected volatility	52.4% - 59.5%	49.2% - 54.7%	48.6% - 49.0%
Expected dividend rate	—	—	—

Restricted Stock Units

During the year ended December 31, 2020, the Company began granting restricted stock units under the 2019 Equity Incentive Plan. Restricted stock units vest based on the terms outlined in the applicable award agreement, which is generally over a period of 4 years. A summary of the Company’s restricted stock unit activity is as follows:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Outstanding at December 31, 2020	489,067	$25.47
Granted	1,517,075	$58.13
Vested	(201,916)	$26.48
Forfeited	(38,708)	$32.75
Outstanding at December 31, 2021	1,765,518	$53.25

The total intrinsic value of restricted stock units vested was $11.1 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively.

The weighted-average grant date fair value of restricted stock units granted was $58.13 and $25.46 for the years ended December 31, 2021 and 2020, respectively.

The total fair value of restricted stock units vested was $0.2 million for the year ended December 31, 2021. For the year ended December 31, 2020, the total fair value of restricted stock units vested was not significant.

The total unrecognized compensation cost related to unvested restricted stock units was approximately $86.5 million at December 31, 2021. The weighted-average remaining recognition period is approximately 3.6 years.

January 2022 Executive Equity Grants

On November 4, 2021, the Company announced that David Schlanger will transition to the role of Executive Chairman, effective as of January 1, 2022, and will continue to serve as a director. In connection with this transition, the Company entered into an amended and restated employment agreement with Mr. Schlanger, effective as of January 1, 2022. Pursuant to this agreement, Mr. Schlanger received an equity award for fiscal year 2022 comprised of 333,000 non-qualified stock options and 84,000 restricted stock units, in each case vesting as to 25% on the first anniversary of the vesting commencement date with the remaining 75% of such award vesting in equal quarterly installments thereafter over the next three years, as well as a performance stock unit award with respect to a maximum number of 83,000 shares that are eligible to be earned based on the achievement of specified revenue targets.

Peter Anevski, who served as President and Chief Operating Officer, succeeded Mr. Schlanger as Chief Executive Officer, effective as of January 1, 2022. In connection with this transition, the Company entered into an amended and restated employment agreement with Mr. Anevski, effective as of January 1, 2022. Pursuant to this agreement, Mr. Anevski received an equity award for fiscal year 2022 comprised of 1,000,000 non-qualified stock options and 250,000 restricted stock units, in each case vesting as to 25% on the first anniversary of the vesting commencement date with the remaining 75% of such award vesting in equal quarterly installments thereafter over the next three years, as well as a performance stock unit award with respect to a maximum number of 250,000 shares that are eligible to be earned based on the achievement of specified revenue targets.

Employee Stock Purchase Plan

In October 2019, the Board of Directors and stockholders also adopted and approved the 2019 Employee Stock Purchase Plan (the “ESPP”). Following the IPO, the ESPP authorized the issuance of 1,700,000 shares of common stock to purchase rights granted to the Company’s employees or to employees of the Company’s designated affiliates. As of

December 31, 2021, 1,560,693 shares of common stock remained available to be issued under the ESPP. The following table summarizes the purchases that were made for each purchase period of the ESPP through December 31, 2021 (in thousands, except for share amounts):

Purchase Period	Proceeds used for purchase	Shares purchased
October 25, 2019 to July 31, 2020	$1,146	103,677
August 1, 2020 to January 31, 2021	481	21,125
February 1, 2021 to July 31, 2021	595	14,505

The next purchase period commenced on August 1, 2021 and ended on January 31, 2022.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees, which was included in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended
	December 31
	2021	2020	2019
Cost of services	$8,969	$3,056	$537
Sales and marketing	5,462	2,066	900
General and administrative	19,275	7,699	3,624
Total stock-based compensation expense	$33,706	$12,821	$5,061

11. Net Income (Loss) Per Share

A reconciliation of net income (loss) and the number of shares in the calculation of basic and diluted net income (loss) per share is as follows (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2021	2020	2019

Basic net income (loss) per common share:
Numerator:
Net income (loss)	$65,769	$46,459	$(8,569)

Denominator:
Weighted-average shares used in computing basic net income (loss) per share	89,105,562	85,722,670	20,735,202
Basic net income (loss) per share	$0.74	$0.54	$(0.41)

Diluted net income (loss) per common share:
Numerator:
Net income (loss)	$65,769	$46,459	$(8,569)

Denominator:
Weighted-average shares used in computing basic net income (loss) per share	89,105,562	85,722,670	20,735,202
Effect of dilutive securities	11,252,485	13,332,856	—
Weighted-average shares used in computing diluted net income (loss) per share	100,358,047	99,055,526	20,735,202
Diluted net income (loss) per share	$0.66	$0.47	$(0.41)

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Year Ended
	December 31,
	2021	2020	2019
Options to purchase common stock	1,562,029	699,233	13,610,441
Shares issuable under ESPP	—	70,184	—
Warrants to purchase common stock	—	—	122,882
Restricted stock units	186,547	—	—
Total potential dilutive shares	1,748,576	769,417	13,733,323

12. 401(k) Plan

The Company sponsors a 401(k) defined contribution plan covering all employees and began employer contributions in 2018. The Company incurred expenses of $0.9 million, $0.5 million, and $0.4 million for the years ended December 31, 2021, 2020, and 2019 respectively.

13. Income Taxes

A tax benefit of $33.3 million and $37.8 million was recorded for the years ended December 31, 2021 and 2020. A tax provision of $12,000 was recorded for the year ended December 31, 2019.

The provision/(benefit) from income taxes is composed of the following (in thousands):

	December 31,
	2021	2020	2019
Current
Federal	$—	$—	$—
State	(31)	191	12
Total Current	(31)	191	12
Deferred:
Federal	(25,154)	(28,852)	—
State	(8,149)	(9,119)	—
Total Deferred	(33,303)	(37,971)	—
Total provision/(benefit) from income taxes	$(33,334)	$(37,780)	$12

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2021	2020	2019
Income tax provision at statutory rate	21%	21%	21%
State income taxes, net of federal benefit	(25)	(38)	6
Stock-based compensation	(99)	(100)	56
Warrant valuation	—	—	(45)
Change in valuation allowance	—	(317)	(35)
Other	—	(2)	(3)
Effective tax rate	(103)%	(436)%	—%

The Company’s effective tax rate for the years ended December 31, 2021, 2020, and 2019 was (103%), (436%), and 0%, respectively. For the year ended December 31, 2021, the effective tax rate differs from the U.S. federal statutory rate primarily due to permanent tax adjustments, including windfalls upon the exercise of stock options and vesting of RSUs. For the year ended December 31, 2020, the effective tax rate differs from the U.S. federal statutory rate primarily due to the release of the valuation allowance in this period, in addition to permanent tax adjustments, including windfalls upon the exercise of options and vesting of RSUs. For the year ended December 31, 2019, the effective tax rate differs from the U.S. federal statutory rate due to the increase in valuation allowance.

Deferred Tax Balances

The components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$55,180	$29,291
Capitalized start‑up costs	8	11
Research and development credits	1,039	1,039
Stock-based compensation	9,133	3,241
Accruals and reserves	5,916	4,116
Operating lease liabilities	2,297	2,475
Property and equipment	164	154
Intangibles	414	195
Indirect tax	—	313
Total deferred tax assets	74,151	40,835
Valuation allowance	(224)	(225)
Deferred tax assets after valuation allowance	$73,927	$40,610
Deferred tax liabilities:
Goodwill	(581)	(392)
Operating lease right-of-use assets	(2,072)	(2,247)
Total deferred tax liabilities	(2,653)	(2,639)
Net deferred tax assets	$71,274	$37,971

Assessing the realizability of deferred tax assets requires the determination of whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of December 31, 2020, the Company achieved three years of cumulative income, along with projections of profitability, for which management determined that there is sufficient positive evidence to conclude that it is more likely than not that substantially all of the deferred tax assets will be realized. As such, $28.5 million of the valuation allowance had been released. Management continues to maintain this position as of December 31, 2021. During the year ended December 31, 2021, the net change in the valuation allowance was not significant.

As of December 31, 2021, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $86.2 million and $167.8 million, respectively, which expire beginning in the year 2027. In addition to the above federal net operating losses, the Company has net operating losses of $112.7 million with an indefinite carryforward period. There are certain state net operating losses that follow the federal carryforward period and are indefinite in nature. The federal and California research and development tax credits are approximately $0.7 million and $0.8 million, respectively. The federal research credits will begin to expire in 2030 and the California research and development credits have no expiration date. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership changes that may occur, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Such annual limitation could result in the expiration of net operating losses and credits before their utilization.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2021	2020	2019
Balance at the beginning of the year	$390	$390	$397
Reductions based upon tax positions related to the current year	—	—	(7)
Balance at the end of the year	$390	$390	$390

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

14. Commitments and Contingencies

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

15. Unaudited Quarterly Results of Operations Data

The following table sets forth the unaudited quarterly consolidated results of operations for each of the eight quarterly periods in the period ended December 31, 2021. The unaudited quarterly results of operations have been prepared on the same basis as the audited consolidated financial statements, and we believe they reflect all normal recurring adjustments necessary for the fair statement of the Company’s results of operations for these periods. This information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. The Company’s historical operating data may not be indicative of the Company’s future performance.

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2020 (1)	2020 (1)	2020 (1)	2020	2021	2021	2021	2021

	(in thousands)
Revenue	$81,024	$64,605	$98,928	$100,301	$122,133	$128,651	$122,284	$127,553
Cost of services	64,422	52,650	78,092	79,635	93,226	99,030	93,792	102,438
Gross profit	16,602	11,955	20,836	20,666	28,907	29,621	28,492	25,115
Operating expenses:
Sales and marketing	3,267	3,608	3,355	4,776	4,014	4,028	4,441	7,696
General and administrative	9,904	9,419	12,653	14,729	13,086	13,937	14,986	17,607
Total operating expenses	13,171	13,027	16,008	19,505	17,100	17,965	19,427	25,303
Income (loss) from operations	3,431	(1,072)	4,828	1,161	11,807	11,656	9,065	(188)
Other income (expense), net	164	3	11	32	7	12	(92)	(293)
Interest income (expense), net	150	5	(17)	(17)	(18)	252	144	83
Total other income (expense), net	314	8	(6)	15	(11)	264	52	(210)
Income (loss) before income taxes	3,745	(1,064)	4,822	1,176	11,796	11,920	9,117	(398)
Benefit (provision) for income taxes	(116)	—	—	37,896	3,370	6,807	7,679	15,478
Net income (loss)	$3,629	$(1,064)	$4,822	$39,072	$15,166	$18,727	$16,796	$15,080
Net income (loss) per share:
Basic	$0.04	$(0.01)	$0.06	$0.45	$0.17	$0.21	$0.19	$0.17
Diluted	$0.04	$(0.01)	$0.05	$0.39	$0.15	$0.19	$0.17	$0.15
Weighted-average shares used in computing net income (loss) per share:
Basic	84,537,538	85,281,151	86,265,297	86,514,619	87,404,287	88,165,158	89,571,226	90,537,077
Diluted	99,665,158	85,281,151	98,969,588	99,021,233	100,106,497	99,808,085	100,370,331	100,321,297

(1)	In the fourth quarter of 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” with an adoption date of January 1, 2020. As such, quarterly financial information for the interim periods of 2020 has been recast with resulting impacts to the previously disclosed general and administrative expense of $0.4 million, $(0.7) million, and $0.5 million for the three-month periods ended March 31, 2020, June 30, 2020, and September 30, 2020, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of the Independent Registered Public Accounting Firm

Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in the Annual Report on Form 10-K and has issued an attestation report on our internal control over financial reporting, which is included in this Item 9A below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Progyny, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Progyny, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Progyny, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, NY

March 1, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Conduct

Our Board of Directors has adopted a Code of Conduct applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Conduct is available at the Investor Relations section of our website, located at investors.progyny.com, under “Governance—Documents & Charters.” We intend to make all disclosures required by law or Nasdaq Stock Market rules regarding any amendments to, or waivers from, any provisions of the code at the same location of our website. Our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Other Information

The remaining information required by this item will be included under the headings “Proposal 1—Election of Directors,” “Information Regarding Director Nominees and Current Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports” in our definitive proxy statement relating to the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, which we refer to as our 2022 Proxy Statement, and such required information is incorporated herein by reference into this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item will be included under the headings “Executive Compensation,” “Director Compensation,” and “Information Regarding the Board of Directors and Corporate Governance” in our 2022 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be included under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2022 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10 K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the headings “Transactions with Related Persons,” and “Information Regarding the Board of Directors and Corporate Governance” in our 2022 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our 2022 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15.EXHIBITS, AND financial statement schedules.

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

3. List of Exhibits

The exhibits to this report are listed below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Progyny, Inc.	8-K	001-39100	3.2	10/31/2019
3.2	Amended and Restated By-laws of Progyny, Inc.	S-1	333-233965	3.4	9/27/2019
4.1	Form of common stock certificate.	S-1/A	333-233965	4.1	10/15/2019
4.2	Form of 2013 Preferred Stock Warrant.	S-1/A	333-233965	4.2	10/15/2019
4.3	Form of 2014 Preferred Stock Warrant.	S-1/A	333-233965	4.3	10/15/2019
4.4	Form of 2015 Preferred Stock Warrant.	S-1/A	333-233965	4.4	10/15/2019
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank dated October 9, 2013.	S-1/A	333-233965	4.5	10/15/2019
4.6	Description of Capital Stock.	10-K	001-39100	4.6	3/10/2020

10.1	Amended and Restated Investor Rights Agreement, dated as of March 4, 2015, by and among Progyny, Inc. and certain of its stockholders.	S-1	333-233965	10.1	9/27/2019
10.2†	Progyny, Inc. 2008 Stock Plan, as amended, and forms of agreements thereunder.	S-1	333-233965	10.2	9/27/2019
10.3†	Progyny, Inc. 2017 Equity Incentive Plan and forms of agreements thereunder.	S-8	333-233965	99.2	10/25/2019
10.4†	Amendment No. 1 to the Progyny, Inc. 2017 Equity Incentive Plan.	10-K	001-39100	10.4	3/10/2020
10.5†	Progyny, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-233965	10.4	10/15/2019
10.6†	Amendment No. 1 to the Progyny, Inc. 2019 Equity Incentive Plan.	10-K	001-3910	10.6	3/10/2020
10.7†	Progyny, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233965	10.5	10/15/2019
10.8†	Form of Indemnification Agreement.	S-1	333-233965	10.6	9/27/2019
10.9†	Amended and Restated Employment Agreement between Progyny, Inc. and David Schlanger, dated September 23, 2019.	S-1	333-233965	10.7	9/27/2019
10.10†	Amended and Restated Employment Agreement between Progyny, Inc. and Peter Anevski, dated September 25, 2019.	S-1	333-233965	10.8	9/27/2019
10.11†	Amended and Restated Employment Agreement between Progyny, Inc. and Mark Livingston dated September 15, 2020.	10-K	001-39100	10.11	3/10/2021
10.12†	Employment Agreement between Progyny, Inc. and Jennifer Bealer dated September 8, 2017.	10-K	001-39100	10.12	3/10/2021
10.13	Sublease Agreement, dated as of July 29, 2019 by and between IPREO Holdings, LLC and Progyny, Inc.	S-1	333-233965	10.11	9/27/2019
10.14	Loan and Security Agreement, dated as of June 8, 2018, between Silicon Valley Bank and Registrant.	S-1	333-233965	10.10	9/27/2019

10.15	Amendments to Loan and Security Agreement, dated as of June 8, 2018, between Silicon Valley Bank and Registrant.	10-Q	001-39100	10.1	8/7/2020
21.1	List of Subsidiaries.					*
23.1	Consent of Ernst & Young LLP					*
24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					*

*       Filed herewith.

**     Furnished herewith.

† Indicates management contract or compensatory plan.

ITEM 16.FORM 10-K SUMMARY

none.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGYNY, INC.

Date: March 1, 2022	By:	/s/ PETER ANEVSKI
Peter Anevski
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Anevski and Mark Livingston, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 1, 2022.

Signature	Title

/s/ PETER ANEVSKI	Chief Executive Officer and Director
Peter Anevski	(principal executive officer)

/s/ MARK LIVINGSTON	Chief Financial Officer
Mark Livingston	(principal financial and accounting officer)
/s/ DAVID SCHLANGER	Executive Chairman
David Schlanger /s/ BETH SEIDENBERG	Lead Independent Director
Beth Seidenberg, M.D.

/s/ MALISSIA CLINTON	Director
Malissia Clinton

/s/ FRED COHEN	Director
Fred Cohen, M.D., D.Phil.

/s/ KEVIN GORDON	Director
Kevin Gordon

/s/ ROGER HOLSTEIN	Director
Roger Holstein

/s/ JEFFREY PARK	Director
Jeffrey Park

/s/ NORMAN PAYSON	Director
Norman Payson, M.D.

/s/ CHERYL SCOTT	Director
Cheryl Scott