Form 10-Q
period 2022-03-31
Progyny, Inc.
filed 2022-05-06
CIK 1551306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 30, 2022, the registrant had 91,944,185 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position, our ability to acquire or invest in complementary businesses, products, and technologies, our ability to achieve profitability on an annual basis and sustain such profitability, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, our business strategy and our ability to acquire new clients and successfully engage new and existing clients, our ability to effectively manage our growth and compete effectively with existing competitors and new market entrants, impact of recently adopted accounting pronouncements; our ability to attract and retain qualified employees and key personnel; the plans and objectives of management for future operations and capital expenditures, and ongoing impacts of the COVID-19 pandemic, including variants, on our business, operations, and the markets and communities in which we and our clients, members and providers operate are forward-looking statements and the potential impact of evolving laws and regulations, including any laws and regulations restricting reproductive rights. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

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

•	The ongoing COVID-19 pandemic, including variants, has had and is expected to continue to have, and similar health epidemics or pandemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our clients, members and providers operate.
•	We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
•	The fertility market in which we participate is competitive, and if we do not continue to compete effectively, our results of operations could be harmed.
•	Our business depends on our ability to retain our existing clients and increase the adoption of our services within our client base. Any failure to do so would harm our business, financial condition and results of operations.
•	Our largest clients account for a significant portion of our revenue and a significant number of our clients are in the technology industry. The loss of one or more of these clients, changes to pricing terms with these clients or changes within the technology industry could negatively impact our business, financial condition and results of operations.
•	If we are unable to attract new clients, our business, financial condition and results of operations would be adversely affected.
•	A significant change in the level or the mix of the utilization of our solutions could have an adverse effect on our business, financial condition and results of operations.
•	We have a limited operating history with our current platform of solutions, which makes it difficult to predict our future results of operations.
•	We have a history of operating losses and may not sustain profitability in the future.
•	Changes or developments in the health insurance markets in the United States, including passage and implementation of a law to create a single-payer or government-run health insurance program, could materially and adversely harm our business and operating results.
•	The health benefits industry may be subject to negative publicity, which could adversely affect our business, financial condition and results of operations.
•	If our information technology systems, or those of our provider clinics, specialty pharmacies or other downstream vendors, lag, fail or suffer security breaches, we may incur a material disruption of our services or suffer a loss or inappropriate disclosure of confidential information, which could materially impact our business and the results of operations.
•	Our business depends on our ability to maintain our Center of Excellence network of high-quality fertility specialists and other healthcare providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.
•	Our growth depends in part on the success of our strategic relationships with, and monitoring of, third parties, including channel partners, vendors and insurance carriers.

•	If we fail to maintain an efficient pharmacy distribution network or if there is a disruption to our network of specialty pharmacies, our business, financial condition and results of operations could suffer.
•	We operate in a highly regulated industry and must comply with a significant number of complex and evolving legal and regulatory requirements.
•	The healthcare regulatory and political framework is uncertain and evolving. Recent and future developments in the healthcare industry could have an adverse impact on our business, financial condition and results of operations.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Progyny, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$38,821	$91,413
Marketable securities	66,855	28,005
Accounts receivable, net of $19,660 and $17,379 of allowance at March 31, 2022 and December 31, 2021, respectively	198,120	134,557
Prepaid expenses and other current assets	5,230	4,564
Total current assets	309,026	258,539
Property and equipment, net	5,827	5,027
Operating lease right-of-use assets	7,583	7,805
Goodwill	11,880	11,880
Intangible assets, net	473	599
Deferred tax assets	76,429	71,274
Other noncurrent assets	4,307	2,941
Total assets	$415,525	$358,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,677	$61,399
Accrued expenses and other current liabilities	44,040	37,425
Total current liabilities	128,717	98,824
Operating lease noncurrent liabilities	7,189	7,419
Total liabilities	135,906	106,243
Commitments and Contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2022 and December 31, 2021; 91,741,481 and 91,088,781 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	278,083	255,339
Treasury stock, at cost, $0.0001 par value; 615,980 shares at March 31, 2022 and December 31, 2021	(1,009)	(1,009)
Accumulated earnings (deficit)	2,547	(2,424)
Accumulated other comprehensive loss	(11)	(93)
Total stockholders’ equity	279,619	251,822
Total liabilities and stockholders’ equity	$415,525	$358,065

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Progyny, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$172,217	$122,133
Cost of services	139,268	93,226
Gross profit	32,949	28,907
Operating expenses:
Sales and marketing	10,015	4,014
General and administrative	22,992	13,086
Total operating expenses	33,007	17,100
Income (loss) from operations	(58)	11,807
Other income (expense):
Other income (expense), net	(96)	7
Interest income (expense), net	12	(18)
Total other expense, net	(84)	(11)
Income (loss) before income taxes	(142)	11,796
Benefit for income taxes	5,113	3,370
Net income	$4,971	$15,166
Net income per share:
Basic	$0.05	$0.17
Diluted	$0.05	$0.15
Weighted-average shares used in computing net income per share:
Basic	91,410,368	87,404,287
Diluted	99,935,735	100,106,497

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Progyny, inc

Consolidated Statement of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$4,971	$15,166
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	82	(51)
Total other comprehensive income (loss)	82	(51)
Total comprehensive income	$5,053	$15,115

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Progyny, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

				Additional	Accumulated	Other
	Common Stock		Treasury	Paid in	Earnings	Comprehensive
	Shares	Amount	Stock	Capital	(Deficit)	Income (Loss)	Total

For the three months ended March 31, 2022:
Balance at December 31, 2021	91,088,781	$9	$(1,009)	$255,339	$(2,424)	$(93)	$251,822
Issuance of employee equity awards, net of shares withheld	652,700	—	—	(1,959)	—	—	(1,959)
Stock-based compensation	—	—	—	24,703	—	—	24,703
Other comprehensive income	—	—	—	—	—	82	82
Net income	—	—	—	—	4,971	—	4,971
Balance at March 31, 2022	91,741,481	$9	$(1,009)	$278,083	$2,547	$(11)	$279,619

For the three months ended March 31, 2021:
Balance at December 31, 2020	87,054,329	$9	$(1,009)	$236,139	$(68,193)	$1	$166,947
Issuance of employee equity awards, net of shares withheld	677,973	—	—	(2,478)	—	—	(2,478)
Stock-based compensation	—	—	—	5,034	—	—	5,034
Other comprehensive loss	—	—	—	—	—	(51)	(51)
Net income	—	—	—	—	15,166	—	15,166
Balance at March 31, 2021	87,732,302	$9	$(1,009)	$238,695	$(53,027)	$(50)	$184,618

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Progyny, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$4,971	$15,166
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred tax benefit	(5,155)	(3,370)
Non-cash interest expense	—	19
Depreciation and amortization	364	422
Stock-based compensation expense	24,500	5,034
Bad debt expense	2,281	2,518
Changes in operating assets and liabilities:
Accounts receivable	(65,845)	(43,520)
Prepaid expenses and other current assets	(664)	1,046
Accounts payable	23,171	13,797
Accrued expenses and other current liabilities	6,489	9,413
Other noncurrent assets and liabilities	(1,374)	7
Net cash (used in) provided by operating activities	(11,262)	532

INVESTING ACTIVITIES
Purchase of property and equipment, net	(790)	(369)
Purchase of marketable securities	(59,867)	(62,146)
Sale of marketable securities	21,099	23,995
Net cash used in investing activities	(39,558)	(38,520)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	830	539
Payment of employee taxes related to equity awards	(2,988)	(3,523)
Proceeds from contributions to employee stock purchase plan	386	487
Net cash used in financing activities	(1,772)	(2,497)
Net decrease in cash and cash equivalents	(52,592)	(40,485)
Cash and cash equivalents, beginning of period	91,413	70,305
Cash and cash equivalents, end of period	$38,821	$29,820

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$5	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$251	$20

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

Basis of Presentation

The accompanying interim unaudited consolidated financial statements include the accounts of Progyny, Inc. and its wholly owned subsidiaries. The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state our financial position as of March 31, 2022, the results of our operations for the three months ended March 31, 2022 and 2021 and the results of our cash flows for the three months ended March 31, 2022 and 2021. Therefore, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022 (the “Annual Report on Form 10-K”).

The results for the three months ended March 31, 2022 are not necessarily indicative of the operating results expected for the year ending December 31, 2022 or any other future period. Additionally, there are many uncertainties regarding the ongoing coronavirus (“COVID-19”) pandemic, including variants, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it has impacted and may continue to impact its customers and members, its provider network, specialty pharmacy partners, employees, suppliers, vendors, and other business partners. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, future results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and variants, the actions taken to contain it or treat its impact, vaccine roll-out efforts and impact, including vaccine hesitancy, break-through cases and the economic impact on local, regional and national markets. The overall disruption of the healthcare and fertility markets and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP generally requires management to make estimates and assumptions that affect the reported amount of certain assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and liabilities. Such estimates include, but are not limited to, the determination of accrued receivables related to revenue recognition, accrued claims payable, allowance for doubtful accounts, stock-based compensation expense, lease liabilities, and accounting for income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

2.           Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in Note 2 of the Company’s Annual Report on Form 10-K.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to clients in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company applies the following five-step model to recognize revenue from contracts with clients:

●	Identification of the contract, or contracts, with a client;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, a performance obligation is satisfied.

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

Progyny’s contracts include the following sources of consideration, which are all variable: a per employee per month (“PEPM”) administration fee (in most, but not all contracts) and a fixed rate per Smart Cycle. The PEPM administration fee is allocated between the fertility benefits solution and the pharmacy benefits solution based on standalone selling price, estimated using an expected cost-plus margin method. The Company allocates the variable consideration related to the fixed rate per Smart Cycle to the distinct period during which the related services were performed as those fees relate specifically to the Company’s efforts to provide its fertility benefits solution to its clients in the period and represents the consideration the Company is entitled to for the fertility benefits services provided. As a result, the fixed rate per Smart Cycle is included in the transaction price and recognized in the period in which the Smart Cycle is provided to the member.

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

There were no material contract asset or contract liability balances as of March 31, 2022 or December 31, 2021.

Accrued Receivables and Accrued Claims Payable

Accrued receivables are estimated based on historical experience for those fertility benefits services provided but for which a claim has not been received from the provider clinic at the end of the reporting period, which includes assumptions regarding the lag between authorization date and service date as well as estimates for changes and cancellations of services. At the same time, cost of services and accrued claims payables are estimated based on the amount to be paid to the provider clinic and expected gross margin on fertility benefits services. Estimates are adjusted to actual at the time of billing. Adjustments to original estimates have not been material.

As of March 31, 2022 and December 31, 2021, accrued receivables were $54.0 million and $30.2 million, respectively. Accrued receivables are included within accounts receivable in the consolidated balance sheet.

Accrued claims payable of $34.0 million and $20.0 million as of March 31, 2022 and December 31, 2021, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms.

As of March 31, 2022 and December 31, 2021, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $31.3 million and $23.7 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the consolidated balance sheet.

Accounts Receivable and Allowance for Doubtful Accounts

The accounts receivable balance primarily includes amounts due from clients and members. The Company estimates the allowance for doubtful accounts based on the lifetime expected credit losses for the client and member receivable pools, respectively. Under this current expected credit losses model, the Company determines the allowance for doubtful accounts based on factors such as the age of the receivable balance, historical experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions. An allowance for credit losses is applied at the time the asset is recognized. Expected credit losses are recorded as general and administrative expenses on the consolidated statements of operations. The following table provides a summary of the activity in this allowance (in thousands):

Three Months Ended March 31, 2022	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$17,379	$2,281	$—	$19,660

Cost of Services

Fertility Benefits Services

Fertility benefits services costs include: (1) fees paid to provider clinics within the Company’s network, labs and anesthesiologists; (2) costs incurred (including salaries, bonuses, benefits, stock-based compensation expense, other related costs, and an allocation of our general overhead, depreciation and amortization) for those employees associated with care management service functions: Provider Account Management, PCA, Provider Relations and Claims Processing teams; and (3) related information technology support costs. Contracts with provider clinics are typically for a term of one to two years.

Pharmacy Benefits Services

Pharmacy benefits services costs include: (1) the fees for prescription drugs dispensed and clinical services provided during the reporting period by specialty pharmacy partners; (2) costs incurred (including salaries, bonuses, benefits, stock-based compensation expense, other related costs, and an allocation of our general overhead, depreciation and amortization) for those employees associated with care management service functions: PCA, Provider Relations and Claims Processing teams; and (3) related information technology support costs. Contracts with the specialty pharmacies are typically for a term of one year.

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

In May 2021, the FASB issued ASU No. 2021-04 (“ASU 2021-04”) “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation- Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815- 40)” which provides guidance on modifications or exchanges of a freestanding equity-classified written call options that are not within the scope of another Topic, such as warrants. The Company adopted this standard as of January 1, 2022 on a prospective basis to modifications or exchanges occurring on or after this date. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3.           Revenue

Disaggregated revenue

The following table disaggregates revenue by service (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Fertility benefit services revenue	$110,918	$88,854
Pharmacy benefit services revenue	61,299	33,279
Total revenue	$172,217	$122,133

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

As of March 31, 2022 and December 31, 2021, the Company had $41.5 million and $93.7 million, respectively, in financial assets held in money market accounts and $66.9 million and $28.0 million, respectively, held in marketable securities, including U.S. treasury bills. All were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets.

As of March 31, 2022 and December 31, 2021, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

5.           Leases

In September 2019, the Company’s lease agreement for its corporate headquarters commenced and is scheduled to expire in May 2029. Pursuant to the lease, the Company is obligated to pay the base rent of approximately $1.3 million per annum through the end of the fifth lease year and approximately $1.4 million per annum thereafter through the expiration date.

The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for each of  the three months ended March 31, 2022 and 2021 was $0.3 million.

Cash outflows from operating activities attributable to the operating lease for each of the three months ended March 31, 2022 and 2021 was $0.3 million.

Information related to our leases is as follows (in thousands):

	Balance Sheet Location	March 31, 2022	December 31, 2021
Operating Leases
Right-of-use asset	Operating lease right-of-use assets	$7,583	$7,805
Short-term lease liabilities	Accrued expenses and other current liabilities	$1,231	$1,231
Long-term lease liabilities	Operating lease noncurrent liabilities	$7,189	$7,419

Other information
Weighted average remaining lease term, operating lease		7.2 years	7.4 years
Weighted average discount rate, operating lease		4.29%	4.29%

Future minimum facility lease payments as of March 31, 2022, were as follows:

Year Ending December 31:	Operating Lease Payments as of March 31, 2022
2022	$964
2023	1,286
2024	1,326
2025	1,407
2026	1,407
Thereafter	3,400
Total undiscounted lease payments	$9,790
Less: imputed interest	1,370
Present value of lease liabilities	$8,420
Less: current portion of operating lease liabilities	1,231
Operating lease noncurrent liabilities	$7,189

February 2022 Lease Agreement

In February 2022, the Company entered into a lease agreement for additional space in its corporate offices in New York, New York, consisting of a 24,099 square foot office and a 21,262 square foot office, and also for continued occupancy of the 25,212 square foot office after the expiration of the current sublease. For the 24,099 square foot office, the lease commencement date, which is when the premises will become available to the Company for use, is expected to be in the third quarter of 2022. The Company is obligated to pay the base rent of approximately $1.4 million per year starting in the fourth quarter of 2023 for five years and approximately $1.5 million per year thereafter through the first quarter of 2035, the expiration date. For the 21,262 square foot office, the lease commencement date, which is when the premises will become available to the Company for use, is expected to be in the fourth quarter of 2024. The Company is obligated to pay the base rent of approximately $1.3 million starting in the first quarter of 2025 for five years and approximately $1.4 million per year thereafter through the first quarter of 2035, the expiration date. For the current 25,212 square foot office, the Company is obligated to pay the base rent of approximately $1.6 million per year beginning in June 2029, which is the lease commencement, through the first quarter of 2035, the expiration date.

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

During the three months ended March 31, 2021, the Company recorded interest expense on the SVB Line of Credit of $18,750.

7.         Commitments and Contingencies

The Company records accruals for loss contingencies when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. If the Company determines that a loss is reasonably possible, the Company discloses the matter, and the amount or range of the possible loss, if estimable, in the notes to the consolidated financial statements.

From time to time, the Company is involved in certain claims and litigation arising in the normal course of business. The Company is not aware of any legal proceedings or claims, that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

8.           Stock-based Compensation Expense

The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cost of services	$6,165	$1,287
Sales and marketing	4,763	681
General and administrative	13,572	3,066
Total stock-based compensation expense	$24,500	$5,034

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

9.           Income Taxes

For the three months ended March 31, 2022 and 2021, the Company calculated its year-to-date provision for income taxes by applying the estimated annual effective tax rate to the year-to-date profit from operations before income taxes and adjusts the provision for income taxes for discrete tax items recorded in the period. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income before income taxes and any significant permanent tax items. During the three months ended March 31, 2022 and 2021, the Company recorded a benefit for taxes of $5.1 million and $3.4 million, respectively, primarily due to equity compensation activity that occurred during the period.

10.          Net Income Per Share

Basic net income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding for the period.

Diluted net income per share is computed by dividing the diluted net income by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming dilutive effect of outstanding common stock options, restricted stock units, and common stock warrants. In periods when the Company has incurred a net loss, diluted net loss per share is the same as basic net loss per share because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

A reconciliation of net income and the number of shares in the calculation of basic and diluted net income per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended
	March 31
	2022	2021

Basic net income per common share:
Numerator:
Net income	$4,971	$15,166

Denominator:
Weighted-average shares used in computing basic net income per share	91,410,368	87,404,287
Basic net income per share	$0.05	$0.17

Diluted net income per common share:
Numerator:
Net income	$4,971	$15,166

Denominator:
Weighted-average shares used in computing basic net income per share	91,410,368	87,404,287
Effect of dilutive securities	8,525,367	12,702,210
Weighted-average shares used in computing diluted net income per share	99,935,735	100,106,497
Diluted net income per share	$0.05	$0.15

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted income per share for the period presented because including them would have been antidilutive:

	Three Months Ended
	March 31,
	2022	2021
Options to purchase common stock	6,844,585	389,514
Shares issuable under ESPP	683	2,055
Restricted stock units	1,814,719	4,100
Total	8,659,987	395,669

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on March 1, 2022. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

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

Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our current base of clients to over 265 with at least 1,000 covered lives. We currently provide coverage to approximately 4.0 million employees and their partners (known in our industry as covered lives), whom we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since inception, and our member satisfaction over that same period is evidenced by our industry-leading Net Promoter Score, or NPS, of +81 for our fertility benefits solution and +79 for our integrated pharmacy benefits solution, Progyny Rx as of December 31, 2021. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

			Progyny In‑Network
		Progyny In‑Network	Provider Clinic
	National Averages	Provider Clinic	Averages
	for All Provider	Averages	for Progyny
Outcome	Clinics	for All Patients	Members Only(3)
Single embryo transfer rate(1)	72.5%	75.6%	91.0%
Pregnancy rate per IVF transfer(1)	54.1%	55.5%	63.0%
Miscarriage rate(1)	18.6%	18.3%	13.9%
Live birth rate(2)	42.7%	44.1%	54.3%
IVF multiples rate(2)	7.4%	6.5%	2.5%
(1)	Calculated based on the Society for Assisted Reproductive Technology, or SART, 2019 National Summary Report, finalized in 2022.
(2)	Calculated based on CDC, 2020 National Summary and Clinic Data Sets, published in 2022.
(3)	Calculated based on the 12-month period ended December 31, 2021.

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

Our Clients. We currently serve over 265 employers with at least 1,000 covered lives in the United States across more than 30 industries. Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 500,000 employees, represent approximately 4.0 million covered lives.

Revenue Model

Our clients primarily contract with us to provide our fertility benefits solution and, where added on by our clients, our Progyny Rx solution. Our revenue has both a utilization-based component and a population-based component, as follows:

●	Utilization Component. Clients pay us for the fertility benefits and Progyny Rx solutions utilized by their employees. With respect to the fertility benefits solution, we bill clients for Smart Cycles in accordance with our bundled case rates, which vary by the type of fertility service rendered and clinic location. Case rates include all third-party fertility specialists, anesthesiology and laboratory services, as well as all of our care management services. With respect to Progyny Rx, we bill the client for the fertility medication dispensed to their employees in connection with the authorized fertility treatments. Medication fees also include our formulary management, drug utilization review and cost containment services and other care management services.
●	Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% of our total revenue for the three months ended March 31, 2022 and 2021.

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

Member and Client Base. Our addressable market is primarily large self-insured employers. There are approximately 8,000 employers in the United States (excluding quasi-governmental entities, such as universities, school systems, and labor unions) who have a minimum of 1,000 employees, representing approximately 75 million potential covered lives in total. Our current member base of approximately 4.0 million covered lives represents a low single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of March 31, 2022 and December 31, 2021, we served 264 and 191 clients, respectively, representing 3,957,000 and 2,935,000 members, respectively.

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

	As of March 31,		As of December 31,
	2022		2021
Client Tier (Members)	Clients	Members	Clients	Members
Up to 2,500	68	114,000	44	79,000
2,501 - 10,000	119	603,000	93	473,000
10,001 - 50,000	63	1,272,000	45	957,000
Greater than 50,000	14	1,968,000	9	1,426,000
Total	264	3,957,000	191	2,935,000

Benefits Utilization. A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to approximately 4.0 million members as of March 31, 2022.

The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented:

	Three Months Ended
	March 31,
	2022	2021
Assisted Reproductive Treatment (ART) Cycles(1)	8,924	6,558
Utilization - All Members(2)	0.51%	0.54%
Utilization - Female Only(2)	0.45%	0.47%
Average Members	3,927,000	2,657,000
(1)	Represents the number of ART cycles performed, including IVF with a fresh embryo transfer, IVF freeze all cycles/embryo banking, frozen embryo transfers and egg freezing.
(2)	Represents the member utilization rate for all services, including but not limited to, ART cycles, initial consultations, IUIs and genetic testing. The utilization rate for all members includes all unique members (female and male) who utilize the benefit during that period while the utilization rate for female only includes only unique females who utilize the benefit during that period. For the purposes of calculating utilization rates in any given period, the results reflect the number of unique members utilizing the benefit for that period. Individual periods cannot be combined as member treatments may span multiple periods.

Impact of COVID-19 on our Business

The COVID-19 pandemic has significantly impacted various markets around the world, including the United States. Restrictions related to COVID-19, including variants, and our responses to them have significantly impacted and may continue to impact how our members use our services, access our providers, and how our employees work and provide services to our clients and members, resulting in an impact on our revenue. We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to monitor liquidity, as necessary, and ensure that our business can continue to operate during these uncertain times. COVID-19, including variants, and related restrictions continued to have a negative impact on our revenue growth for the three months ended March 31, 2022. To the extent that the markets we serve experience increased cases of COVID-19, state or local governments may reinstitute measures to control its spread, which could again negatively impact our members’ access to care. We will continue to evaluate the nature and extent of these potential impacts to our business, results of operations and liquidity.

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

Cost of Services

Our cost of services has three primary components: (1) fertility benefits services; (2) pharmacy benefits services; and (3) vendor rebates.

Fertility Benefits Services

Fertility benefits services costs include: (1) fees paid to provider clinics within our network, labs and anesthesiologists; (2) costs incurred (including salaries, bonuses, benefits, stock-based compensation expense, other related costs, and an allocation of our general overhead, depreciation and amortization) for those employees associated with our care management service functions: Provider Account Management, PCA, Provider Relations and Claims Processing teams; and (3) related information technology support costs. Our contracts with provider clinics are typically for a term of one to two years.

Pharmacy Benefit Services

Pharmacy benefit services costs include: (1) the fees for prescription drugs dispensed and clinical services provided during the reporting period by our specialty pharmacy partners; (2) costs incurred (including salaries, bonuses, benefits, stock-based compensation expense, other related costs, and an allocation of our general overhead, depreciation and amortization) for those employees associated with our care management service functions: PCA, Provider Relations and Claims Processing teams; and (3) related information technology support costs. Contracts with the specialty pharmacies are typically for a term of one year.

Vendor Rebates

We receive a rebate on certain medications purchased by our specialty pharmacies. Our contractual arrangements with pharmacy program partners provide for us to receive a rebate from established list prices, which is paid subsequent to dispensing. These rebates are recorded as a reduction to cost of services when prescriptions are dispensed.

Gross Profit and Gross Margin

Gross profit is total revenue less total cost of services. Gross margin is gross profit expressed as a percentage of total revenue. We expect that gross profit and gross margin will continue to be affected by various factors including the geographic location where treatments are performed, as well as pricing with each of our clients, provider clinics, labs, specialty pharmacies and pharmaceutical companies, all of which are negotiated separately, have different contracting start and end dates and durations which are not coterminous with each other. Additionally, staffing levels and the related personnel costs, including stock-based compensation expense, and other costs necessary to deliver our care management services will continue to grow as we continue to add clients and their associated members.

Operating Expenses

Our operating expenses consist of sales and marketing and general and administrative expenses.

Sales and Marketing Expense

Sales and marketing expense consists primarily of employee related costs, including salaries, bonuses, commissions, benefits, stock-based compensation expense, other related costs, and an allocation of our general overhead, depreciation and amortization for those employees associated with sales and marketing. These expenses also include third-party consulting services, advertising, marketing, promotional events, and brand awareness activities. We expect sales and marketing expense to continue to increase in absolute dollars as we continue to invest and grow our business.

General and Administrative Expense

General and administrative expense consists primarily of employee related costs, including salaries, bonuses, benefits, stock-based compensation expense, other related costs, and an allocation of our general overhead, depreciation and amortization for those employees associated with general and administrative services such as executive, legal, human resources, information technology, accounting, and finance. These expenses also include third-party consulting services and facilities costs. We anticipate that we will incur additional general and administrative expenses on an ongoing basis as a public company and to support growth in the business.

Other Expense, net

Other expense, net primarily includes investment income and losses as well as interest income and expense.

Benefit for Income Taxes

We are subject to income taxes in the United States. Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. We believe there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets were realizable.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$172,217	$122,133
Cost of services(1)	139,268	93,226
Gross profit	32,949	28,907
Operating expenses:
Sales and marketing(1)	10,015	4,014
General and administrative(1)	22,992	13,086
Total operating expenses	33,007	17,100
Income (loss) from operations	(58)	11,807
Other expense, net	(84)	(11)
Income (loss) before income taxes	(142)	11,796
Benefit for income taxes	5,113	3,370
Net income	$4,971	$15,166
(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31,
	2022	2021
Cost of services	$6,165	$1,287
Sales and marketing	4,763	681
General and administrative	13,572	3,066
Total stock‑based compensation expense	$24,500	$5,034

	Three Months Ended
	March 31,
	2022	2021
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100%	100%
Cost of services	81	76
Gross profit	19	24
Operating expenses:
Sales and marketing	6	3
General and administrative	13	11
Total operating expenses	19	14
Income (loss) from operations	(0)	10
Other expense, net	(0)	(0)
Income (loss) before income taxes	(0)	10
Benefit for income taxes	3	3
Net income	3%	12%

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of Adjusted EBITDA include: (1) it does not properly reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating expenses, including other (income) expense, net and interest (income) expense, net; and (5) it does not reflect tax payments that may represent a reduction in cash available to us. In addition, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net income from continuing operations and other U.S. GAAP results.

We calculate Adjusted EBITDA as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, other (income) expense, net, interest (income) expense, net, and benefit for income taxes. The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Net income	$4,971	$15,166
Add:
Depreciation and amortization	364	422
Stock‑based compensation expense	24,500	5,034
Other (income) expense, net	96	(7)
Interest (income) expense, net	(12)	18
Benefit for income taxes	(5,113)	(3,370)
Adjusted EBITDA	$24,806	$17,263

Comparison of Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended
	March 31,
	2022	2021	% Change

	(dollars in thousands)

Revenue	$172,217	$122,133	41%

Revenue increased by $50.1 million, or 41%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase is primarily due to a $22.1 million, or 25%, increase in revenue from our fertility benefits solution and a $28.0 million, or 84%, increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added the Progyny Rx benefit. Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefits solution clients since its initial launch. Our revenue growth for the three months ended March 31, 2022 and March 31, 2021 was negatively impacted by COVID-19.

Cost of Services

	Three Months Ended
	March 31,
	2022	2021	% Change

	(dollars in thousands)

Cost of services	$139,268	$93,226	49%

Cost of services increased by $46.0 million, or 49%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered as well as an increase in personnel-related costs primarily due to incremental headcount as well as a $4.9 million increase in stock-based compensation expense.

Gross Profit and Gross Margin

	Three Months Ended
	March 31,
	2022	2021	% Change

	(dollars in thousands)

Gross profit	$32,949	$28,907	14%
Gross margin	19.1%	23.7%

Gross profit increased by $4.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Gross margin decreased 460 basis points for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to an increase in personnel-related costs related to onboarding care management resources in advance of client launches subsequent to the first quarter and an increase in stock-based compensation expense as well as temporary inefficiencies experienced during the initial ramp up period of a new pharmacy partner.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended
	March 31,
	2022	2021	% Change

	(dollars in thousands)

Sales and marketing	$10,015	$4,014	150%

Sales and marketing expense increased by $6.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to a $5.6 million increase in personnel-related costs relating to incremental headcount, an increase in sales commissions and an increase in stock-based compensation expense of $4.1 million, and a $0.4 million increase in other related sales and marketing expenses.

General and Administrative Expense

	Three Months Ended
	March 31,
	2022	2021	% Change

	(dollars in thousands)

General and administrative	$22,992	$13,086	76%

General and administrative expense increased by $9.9 million, or 76%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily due to an $11.0 million increase in personnel-related costs relating to incremental headcount and an increase in stock-based compensation expense of $10.5 million. This increase was partially offset by a $0.9 million decrease in other related general and administrative expenses and a $0.2 million decrease in bad debt expense.

Other Expense, Net

	Three Months Ended
	March 31,
	2022	2021	% Change

	(dollars in thousands)

Other expense, net	($84)	($11)	NM

Other expense, net decreased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a decrease in investment income.

Benefit for Income Taxes

	Three Months Ended
	March 31,
	2022	2021	% Change

	(dollars in thousands)

Benefit for income taxes	$5,113	$3,370	52%

For the three months ended March 31, 2022, we recorded a benefit for income taxes of $5.1 million primarily due to equity compensation activity that occurred during the period.

Liquidity and Capital Resources

As of March 31, 2022, we had $38.8 million of cash and cash equivalents and $66.9 million of marketable securities. Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities as further detailed below. Our cash and cash equivalents and working capital are affected by the timing of payments to third-party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.

On October 29, 2019, we completed our initial public offering, or IPO in which we issued and sold 6,700,000 shares of our common stock at a public offering price of $13.00 per share. We received net proceeds of approximately $77.6 million from the IPO, after deducting underwriters’ discounts and commissions of $5.9 million and offering costs of $3.6 million. We believe that our existing cash and cash equivalents, including the proceeds from our IPO and cash flow from operations, will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including sales of our solutions and client renewals, the timing and the amount of cash received from clients, the expansion of our sales and marketing activities and the continuing market adoption of our solutions.

Other than the impact on our revenue growth and the related cash flows resulting from the various restrictions on activities due to the COVID-19 pandemic, our sources and uses of cash were not otherwise materially impacted by the COVID-19 pandemic in the three months ended March 31, 2022 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic, including variants, may have on our business and financial results. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity in the future.  If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. For additional information on the various risks posed by the COVID-19 pandemic, please read Part II, Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q.

In June 2018, we entered into an agreement with Silicon Valley Bank to replace our then-outstanding term loan with a revolving line of credit of up to $15.0 million, which was amended in April 2019, January 2020, June 2020, and February 2021. The line of credit matured on June 8, 2021.

The following table summarizes our cash flows from operations for the periods presented:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Cash (used in) provided by operating activities	$(11,262)	$532
Cash used in investing activities	(39,558)	(38,520)
Cash used in financing activities	(1,772)	(2,497)
Net decrease in cash and cash equivalents	$(52,592)	$(40,485)

Operating Activities

Net cash used in operating activities was $11.3 million for the three months ended March 31, 2022, primarily consisting of net income of $5.0 million adjusted for certain non-cash items, which include $24.5 million of stock-based compensation expense, $5.2 million of deferred tax benefit, $2.3 million of bad debt expense, and $0.4 million of depreciation and amortization. Changes in operating assets and liabilities resulted in cash used in operating activities from an increase in accounts receivable of $65.8 million, other noncurrent assets and liabilities of $1.4 million and prepaid expenses and other current assets of $0.7 million, partially offset by cash provided by operating activities from increases in accounts payable of $23.2 million and accrued expenses and other current liabilities of $6.5 million. These changes were a result of the impact of revenue growth and our operating results as well as the timing of cash collections and payments to third parties.

Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2021, primarily consisting of net income of $15.2 million adjusted for certain non-cash items, which include $5.0 million of stock-based compensation expense, $3.4 million of deferred tax benefit, $2.5 million of bad debt expense, and $0.4 million of depreciation and amortization. Changes in operating assets and liabilities resulted in cash used in operating activities from an increase in accounts receivable of $43.5 million, partially offset by cash provided by operating activities from increases in accounts payable of $13.8 million and accrued expenses and other current liabilities of $9.4 million, and decreases in prepaid expenses and other current assets of $1.0 million. These changes were a result of the impact of revenue growth and our operating results as well as the timing of payments to third-party providers and collections from customers. Net cash provided by operating activities for the three months ended March 31, 2021 was affected by a change in the payment timing for our pharmaceutical partner arrangements.

Investing Activities

Net cash used in investing activities was $39.6 million and $38.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively, which primarily consisted of net investments in marketable securities of $38.8 million and $38.2 million, respectively. The remainder of the activity for each of the three months ended March 31, 2022 and March 31, 2021 consisted of purchases of computers, software, including capitalized software development costs, and leasehold improvements, including leasehold improvements associated with the buildout of our new corporate office which we occupied in February 2020.

Financing Activities

Net cash used in financing activities was $1.8 million for the three months ended March 31, 2022, consisting of payments of $3.0 million for employee taxes related to equity awards, partially offset by $0.8 million in proceeds from stock option exercises and $0.4 million in proceeds from contributions to our employee stock purchase plan.

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

We believe that the assumptions and estimates associated with our accrued receivables related to revenue recognition, accrued claims payable, stock-based compensation expense, and accounting for income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates.

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

Recently Adopted Accounting Pronouncements

For a full discussion of recently adopted accounting pronouncements, see Note 2 – Significant Accounting Policies, to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

As of March 31, 2022, we had cash and cash equivalents of $38.8 million and marketable securities of $66.9 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1 “Financial Statements (Unaudited) — Note 7 — Commitments and Contingencies.”

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider all of the information in this Quarterly Report on Form 10-Q, including the sections titled “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The risks described below are not the only ones we face. Any of the following risks could materially and adversely affect our business, financial condition and results of operations, the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business and Industry

The ongoing COVID-19 pandemic, including variants, has had and is expected to continue to have, and similar health epidemics or pandemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our clients, members and providers operate.

The ongoing COVID-19 pandemic, including variants, has adversely impacted, and may continue to adversely impact, many aspects of our business. Our revenue growth for the three months ended March 31, 2022 and 2021 were negatively impacted by COVID-19, including variants, and our revenue growth in future periods may continue to be adversely impacted by COVID-19. Our providers have and may in the future delay new fertility cycles because they operate in areas acutely affected by the COVID-19 pandemic, on account of executive orders to postpone non-emergent surgeries or other medical treatments, or in order to conserve medical resources for non-fertility related medical treatments. Many of our members live in communities that have been acutely affected by the COVID-19 pandemic and have delayed and may not want to continue or begin new fertility cycles during the pandemic. Emerging research and the lack of consumer information on the impact of COVID-19 vaccines on pregnancy may also affect member behavior and utilization. Furthermore, as certain of our potential clients experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the spread of COVID-19, they have and may continue to decrease their spending on health benefits, which may disproportionately impact fertility benefits, and delay or cancel implementation of fertility benefits. Each of these factors could affect member behavior, our utilization rates and the number of members enrolled in our clients’ benefit plans.

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

We implemented a work-from-home policy for all of our employees in March 2020 and have re-opened our corporate offices to employees on a hybrid basis, while implementing additional safety measures and protocols. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in the best interests of our business, our employees and the communities we serve. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working partially remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential clients, and in some cases, relative to our previous expectations, delays in onboarding new clients, responding to members, data collection and review, and a corresponding reduction in growth, or other decreases in productivity that could seriously harm our business. In addition, working remotely could increase our cybersecurity risk and make us more susceptible to communication disruptions, which could adversely impact our business operations or delay necessary interactions with our clients, member, providers and other third parties. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the spread of COVID-19, which may impact our member utilization and rate of growth, either of which could seriously harm our business.

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

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. The ultimate impact of the COVID-19 pandemic or a similar health epidemic or pandemic is highly uncertain and subject to change; and will depend on numerous evolving factors that we may not be able to accurately predict, including without limitation: the trajectory, duration, scope, severity, and any resurgences of the COVID-19 pandemic; the effectiveness of vaccine rollout plans, including any mandates; the public’s perception of the safety of the vaccines and other treatments and their willingness to take the vaccines or other treatments; the existence and prevalence of new variants of the virus; the continued impact on worldwide macroeconomic conditions, including interest rates, employment rates and consumer confidence; governmental, business, and individuals' actions that have been, and continue to be, taken in response to the pandemic; the effect on our providers, clients and members; changes in demand for our services; our ability to sell and provide our services; the ability of our clients and members to pay for our services; the health of, and the effect on, our workforce; and the potential effects on our internal controls, including our internal control over financial reporting, as a result of changes in working environments for our employees and business partners. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics or pandemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We have provided and may continue to provide guidance about our business and future operating results. On May 5, 2022, we issued guidance for the second quarter of 2022 and full year 2022. In developing this guidance, our management must make certain assumptions and judgments about its future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic and the associated economic uncertainty on our business and the timing and scope of economic recovery globally and how long it will take both clinics and members to return to normal practice volumes and behavior, which are inherently difficult to predict. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given and may be revised at a later time, solely in our discretion, as we learn more information. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, economic conditions or member behavior, some of which may change. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty, financial market conditions and member behavior caused by the COVID-19 pandemic, and which could adversely affect our business and future operating results. There are no comparable recent events that provide insights as to the probable effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-

19 outbreak is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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

As part of our growth strategy, we are focused on retaining and expanding our services within our existing client base. A client can expand the fertility benefits they offer to their employees a number of ways, including by adding egg freezing or increasing the number of Smart Cycle units under their benefits plan (i.e., from two to three Smart Cycles per household). In addition, our fertility benefits solution clients can purchase our add-on Progyny Rx solution. We went live with Progyny Rx in 2018 and 83% of our clients have now launched this solution, including approximately 93% of the clients we signed in 2021.

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

We currently serve over 265 employers with at least 1,000 covered lives in the United States across more than 30 industries. For the three months ended March 31, 2022, two of our clients accounted for 17% and 12%, or a combined 29%, of our total revenue. No other clients accounted for more than 10% for the three months ended March 31, 2022. For the three months ended March 31, 2021, two clients accounted for 17% and 15% of revenue respectively, or a combined 32% of our total revenue. Engagement with these clients is generally covered through contracts that are multi-year in duration. One or both of these clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. Clients, including our two largest clients, could also renegotiate pricing terms at the time of renewal, which could have a negative impact on our revenue. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.

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

Our business operates within the public and private sectors of the U.S. health insurance system, which are evolving quickly and subject to a changing regulatory environment, and our future financial performance will depend in part on growth in the market for private health insurance, as our solutions are integrated with health insurance plans offered by insurance carriers for our clients or our clients’ self-insured plans, as well as our ability to adapt to regulatory developments. Changes and developments in the health insurance system in the United States could reduce demand for our services and harm our business. For example, there has been an ongoing national debate relating to the health insurance system in the United States. Certain elected officials have introduced proposals that would create a new single-payer national health insurance program for all United States residents, replacing virtually all other sources of public and private insurance, to more incremental approaches, or creating a new public health insurance option that would compete with private insurers. Additionally, proposals to establish a single-payer or government-run healthcare system at the state level are regularly introduced, such as in New York and California. At the federal level, President Biden and Congress may consider other legislation and/or executive orders to change elements of the ACA. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states and ruled that the plaintiffs lacked standing to challenge the individual mandate provision, thus leaving the ACA in effect without ruling on the constitutionality of the individual mandate.

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

If our information technology systems, or those of our provider clinics, specialty pharmacies or other downstream vendors lag, fail or suffer security breaches, we may incur a material disruption of our services or suffer a loss or inappropriate disclosure of confidential information, which could materially impact our business and the results of operations.

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

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years. There is possibility of targeted cyber-attacks by foreign countries or entities that could impact United States government and private companies’ technological infrastructures, some of which we utilize to provide our services. The healthcare industry has seen a shift to an accelerated use of digital and technological platforms, especially due to the ongoing COVID-19 pandemic. As a result of such shift, there have been and may continue to be more targeted cybersecurity attacks and threats on us, our vendors, provider clinics and specialty pharmacies. Despite the implementation of security measures, including steps designed to secure our technology infrastructure and sensitive data, we can provide no assurance that our current technology system or any updates or upgrades thereto, the current or future technology systems of our provider clinics, specialty pharmacies or other downstream vendors, are fully protected against malicious intrusion, malware, computer viruses, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures, information or data theft or other similar risks. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

It is difficult to predict member utilization rates and demand for our solutions, the entry of competitive solutions or the future growth rate and size of the fertility market, and more specifically the fertility benefits management market and the pharmacy benefits management market. The expansion of the fertility market depends on a number of factors, including, but not limited to: the continued trend of individuals starting families later in life, increase in number of single mothers by choice, adoption of non-traditional paths to parenthood and continued de-stigmatization of infertility. Additionally, certain states have recently enacted restrictive abortion laws that may also implicate fertility procedures, which may decrease the demand for, or availability of, certain fertility services. Further, the expansion of the fertility benefits management market and the pharmacy benefits market both depend on a number of factors, including, but not limited to: the continued trends of a competitive workforce with employers competing for talent based on benefits that they provide and employers’ focus on benefits to attract and retain top talent.

If fertility benefits management or pharmacy benefits management do not continue to achieve market acceptance, or if there is a reduction in demand caused by a lack of client or member acceptance, a reduction in employers’ focus on enhancing benefits to employees, weakening economic conditions, data security or privacy concerns, governmental regulation, competing offerings or otherwise, the market for our solutions and services might not continue to develop or might develop more slowly than we expect, which would adversely affect our business, financial condition and results of operations. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all applicable insurance policies.

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

Market volatility and uncertainty related to general economic conditions remain widespread, making it very difficult for our clients and us to accurately forecast and plan future business activities. Negative conditions in the general economy in the United States, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases or the worsening thereof, including the ongoing COVID-19 pandemic, warfare and terrorist attacks on the United States, could cause a decrease in business investments, including spending on employee benefits, and negatively affect the growth of our business. Economic conditions including inflation, interest rate fluctuations, changes in capital market conditions and regulatory changes, such as the taxability of medical benefits like ours, may affect our ability to obtain necessary financing on acceptable terms.

Unfavorable changes in our industry, including reductions in general healthcare spending, or in the United States economy could have a negative effect on our and our clients’ and potential clients’ results of operations. This could result in the delay or cancellation by certain clients, especially if purchases of our solution are perceived by clients and potential clients to be discretionary, or if they experience a reduction in their employee headcounts or are unable to grow employee headcounts or there are material defaults by members on past amounts due. An increase in the cost of obtaining fertility medication or general medical cost inflation could also negatively impact our results of operation. In addition, the increased pace of consolidation in the healthcare industry may result in competitors with greater market power. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

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

Our growth depends in part on the success of our strategic relationships with, and monitoring of, third parties, including channel partners, vendors, as well as insurance carriers.

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

In addition, we employ PCAs to support and guide our members as part of our fertility benefits management services. The PCAs do not provide any licensed healthcare services, and in turn, are not licensed by any regulatory body to provide these services. We otherwise do not employ individuals to provide any healthcare services requiring licensure. If a professional board in any state determines that the services provided by our employed PCAs require a license to be provided, we may need to conduct additional training and credentialing, replace staff, obtain additional insurance, and pay increased salaries, which could adversely affect our results of operation. We may additionally need to suspend the PCA services we provide while our personnel obtain the necessary licensure, which may adversely affect our relationships with our clients and members and cause us to be in breach of our contracts.

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

●	Other Privacy and Security Requirements. In addition to HIPAA, numerous other federal and state laws govern the collection, dissemination, use, access to and confidentiality of personal information, some of which may be applicable to our business. Certain federal and state laws protect types of personal information that may be viewed as particularly sensitive. For example, New York’s Public Health Law, Article 27-F protects information that could reveal confidential HIV-related information about an individual. In many cases, state laws are more restrictive than, and not preempted by, HIPAA, and may allow personal rights of action with respect to privacy or security breaches, as well as fines. State laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities. Further, the CCPA, went into effect on January 1, 2020 which gives California residents certain rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or the CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023 and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

●	Fraud and Abuse Laws. Many of our clients, insurance carriers, and network healthcare providers are impacted directly and indirectly by certain fraud and abuse laws, including the federal Anti-Kickback Statute, the Physician Self-Referral Law, commonly referred to as the Stark Law, and the False Claims Act, as well as their state equivalents. Because the solutions and services we provide are not reimbursed by government healthcare payors, such fraud and abuse laws generally do not directly apply to our business; however, some laws may be applicable to us. For example, certain states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply to items and services reimbursed by any third-party payor, including private insurers, self-insured employers and on a cash basis by patients.

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

All of our revenue is derived from the healthcare industry, which is highly regulated and subject to changing political, legislative, regulatory and other influences. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. For example, the ACA may affect the coverage and plan designs that are or will be provided by certain insurance carriers and certain of our clients with self-insured plans, taxability of benefits under such plans, as well as the overall reimbursement and drug pricing environment for healthcare providers. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA as well as efforts to repeal or replace certain aspects of the ACA, which may continue in the future. For example, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Other health reform efforts have been proposed by members of Congress, such as measures that would expand the role of government-sponsored coverage, including further reform to the ACA, which could have far-reaching implications for the healthcare industry if enacted. On January 28, 2021, President Joe Biden issued an Executive Order directing federal agencies to examine all existing regulations, orders, guidance documents, policies and similar agency actions to determine if any such actions are inconsistent with the policy set forth in the Executive Order to protect and strengthen the ACA and make high-quality healthcare accessible and affordable for every American. As another example of recent healthcare legislative changes, the Consolidated Appropriations Act, or CAA, effective December 27, 2021, contains provisions impacting group health plans, including protections for plan participants from surprise medical bills and ensuring health plan price transparency. The CAA prohibits plans from entering into services agreements that directly or indirectly restrict the plans from disclosing provider-specific costs and quality of care information. It also requires disclosure by health insurance brokers and consultants to plan sponsors regarding reasonably expected direct and indirect compensation for referral of services to group health plans. Additionally, the CAA requires plans to submit reports to the Department of Labor, HHS and IRS with certain information on pharmacy benefits and drug costs for participants and beneficiaries and the application of in-network rates to out of network services. The CAA also requires certain service providers for health plans to comply with certain ERISA fee disclosure rules. In addition, effective January 1, 2022, the No Surprises Act (enacted as part of the CAA) provides protection against surprise medical bills by prohibiting plans and providers from balance billing patients for emergency care performed by out-of-network providers as well as non-emergency and ancillary services performed by out-of-network providers at in-network facilities, subject to certain notice and consent exceptions for non-emergency and ancillary services. The law also grants additional patient protections, including requiring providers to send a good faith estimate of the expected charges for furnishing items or services to an insured patient’s health plan (or directly to an uninsured patient) before such items or services are delivered (including items or services reasonably expected to be provided in conjunction with scheduled items or services or that are reasonably expected to be delivered by another provider). The No Surprises Act also provides a dispute resolution process in the event the actual charges for such items and services are substantially higher than the plan’s estimate, and will prohibit providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to certain exceptions. Several states have also enacted comprehensive balance billing or surprise billing laws and the CAA defers to existing state requirements with respect to state-established payment amounts. Such state laws vary in their approach, resulting in different impacts on the healthcare system as a whole.

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

In recent years, there have been a number of reform efforts, including from federal and state legislatures as well as the HHS OIG, around PBM program pricing and transparency that could affect our business. Current PBM laws and regulations govern, and proposed legislation and regulations may govern and/or further restrict critical PBM practices, including, among other things, disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers or pharmacy program partners, rules governing contractual provisions between PBMs and their contracted payers and/or pharmacies, and registration or licensing of PBMs. For example, in 2019, the U.S. Senate and House of Representatives proposed a number of bills that would, among other things, require PBMs to submit information on their costs, fees and rebates, requiring 100% of the rebates to be passed on to consumers, and/or impose rebates on manufacturers that chose to increase their drug prices more rapidly than inflation. Further, the U.S. Supreme Court’s decision in Rutledge v. Pharm. Care Mgmt. Ass’n on December 10, 2020, which held that an Arkansas state law requiring PBMs to reimburse pharmacies at a price equal to or greater than the price pharmacies pay in purchasing medications from a wholesaler, was not preempted by the federal ERISA statute. The Supreme Court’s ruling solidifies the legality of state-level legislation regulating PBMs, which may encourage a new wave of legislation aimed at controlling prescription drug costs and providing pricing transparency. In the wake of the Rutledge ruling, for example, New York reintroduced previously vetoed PBM legislation and former Governor Andrew Cuomo issued an Executive Budget for 2022 that highlights the need for PBM accountability. Several states have proposed separate PBM bills, and at least 18 states have adopted PBM oversight laws. A number of these proposed laws would require PBMs to submit annual transparency reports or otherwise disclose contractual arrangements with health benefit plans or health insurance issuers, or allow regulators to conduct audits of PBM operations. Additionally, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the National Association of Insurance Commissioners, have issued model regulations or may propose future model regulations concerning PBM operations. PBM credentialing organizations may also establish voluntary standards regarding PBM activities. While the model regulations and standards of these quasi-regulatory or credentialing organizations are not legal requirements, federal and state lawmakers may be influenced to adopt similar legislation and such model regulations and standards may also impact client expectations or requirements for PBM services. PBM operations may also be subject to federal and state fraud and abuse laws. We do not believe our operations are directly subject to such laws (including regulations under the federal anti-kickback statute directly applicable to PBMs) as the PBM solutions and services we provide are not reimbursed by government healthcare payors. Some states’ anti-kickback and false claims laws may be broader in scope than analogous federal laws and may apply to items and services reimbursed by any third-party payor, including private insurers, self-insured employers and on a cash basis by patients, and may be applicable to us.

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

Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. We adopted ASC No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation- Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815- 40) and ASC No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes as of January 1, 2022 and January 1, 2021, respectively. Neither accounting pronouncement had a material impact on our consolidated financial statements. See Note 2 – Significant Accounting Policies included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information on recently adopted accounting standards. A change in accounting principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change. The adoption of new or revised accounting principles may require us to make changes to our systems, processes and control, which could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations, retroactively affect previously reported results or require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. We believe that the assumptions and estimates associated with our accrued receivables related to revenue recognition, accrued claims payable, stock-based compensation expense, and accounting for income taxes have the greatest potential impact on our consolidated financial statements and therefore, we consider these to be our critical accounting policies and estimates. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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

Our results of operations may fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:

●	fluctuations in demand for or pricing of our solutions;
●	level and mix of utilization of our solutions by members;
●	our ability to attract new clients;
●	our ability to retain our existing clients;
●	client expansion rates;
●	changes in clients’ budgets and in the timing of their budget cycles and purchasing decisions;
●	our ability to control costs, including our operating expenses and healthcare costs;
●	the amount and timing of payment for operating expenses, particularly sales and marketing expenses;
●	the amount and timing of non-cash expenses, including stock-based compensation expense, goodwill impairments and other non-cash charges;
●	the amount and timing of costs associated with recruiting, training and integrating new employees and retaining and motivating existing employees;
●	general economic conditions, as well as economic conditions specifically affecting industries in which our clients participate, including those related to the ongoing COVID-19 pandemic;
●	the impact of new accounting pronouncements;
●	changes in the competitive dynamics of our market, including consolidation among competitors or clients; and
●	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our solutions and services.

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

In the first quarter of 2022, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.

The following table provides a summary of shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans in the three months ended March 31, 2022:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program

January 1, 2022 through January 31, 2022	5,831	$42.78	—	$—
February 1, 2022 through February 28, 2022	761	44.13	—	—
March 1, 2022 through March 31, 2022	47,773	38.45	—	—
Total shares repurchased	54,365	$38.99	—	$—

(1) Represents shares withheld on net settlements of restricted stock units that vested under our equity incentive plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Progyny, Inc.	8-K	001-39100	3.1	10/31/2019
3.2	Amended and Restated By-laws of Progyny, Inc.	S-1	333-233965	3.4	9/27/2019
4.1	Form of common stock certificate	S-1/A	333-233965	4.1	10/15/2019
4.2	Form of 2013 Preferred Stock Warrant.	S-1/A	333-233965	4.2	10/15/2019
4.3	Form of 2014 Preferred Stock Warrant.	S-1/A	333-233965	4.3	10/15/2019
4.4	Form of 2015 Preferred Stock Warrant.	S-1/A	333-233965	4.4	10/15/2019
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank dated October 9, 2013.	S-1/A	333-233965	4.5	10/15/2019
10.1	Amended and Restated Employment Agreement between Progyny, Inc. and David Schlanger dated December 23, 2021.					*
10.2	Amended and Restated Employment Agreement between Progyny, Inc. and Peter Anevski dated December 23, 2021.					*
10.3	Amended and Restated Employment Agreement between Progyny, Inc. and Michael Sturmer dated December 23, 2021.					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Progyny, Inc. (Registrant)

Date: May 6, 2022	By:	/s/ Peter Anevski
Peter Anevski
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Mark Livingston
Mark Livingston
Chief Financial Officer (Principal Financial and Accounting Officer)