Form 10-Q
period 2022-06-30
Progyny, Inc.
filed 2022-08-05
CIK 1551306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number: 001-39100
____________________________________________
Progyny, Inc.
(Exact name of registrant as specified in its charter)
____________________________________________

Delaware	27-2220139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1359 Broadway New York, New York	10018
(Address of principal executive offices)	(Zip Code)
(212) 888-3124
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
____________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2022, the registrant had 92,080,926 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position; our ability to acquire or invest in complementary businesses, products, and technologies; our ability to achieve profitability on an annual basis and sustain such profitability; the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash; our business strategy and our ability to acquire new clients and successfully engage new and existing clients, our ability to effectively manage our growth and compete effectively with existing competitors and new market entrants, impact of recently adopted accounting pronouncements; our ability to attract and retain qualified employees and key personnel; the plans and objectives of management for future operations and capital expenditures; general economic and market trends; and ongoing impacts of the COVID-19 pandemic, including variants, on our business, operations, and the markets and communities in which we and our clients, members and providers operate are forward-looking statements and the potential impact of evolving laws and regulations, including any laws and regulations restricting reproductive rights. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seek,”, "assume", "future" or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
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
•The ongoing COVID-19 pandemic, including variants, has had and is expected to continue to have, and similar health epidemics or pandemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our clients, members and providers operate.
•We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
•The fertility market in which we participate is competitive, and if we do not continue to compete effectively, our results of operations could be harmed.
•Our business depends on our ability to retain our existing clients and increase the adoption of our services within our client base. Any failure to do so would harm our business, financial condition and results of operations.
•Our largest clients account for a significant portion of our revenue and a significant number of our clients are in the technology industry. The loss of one or more of these clients, changes to pricing terms with these clients or changes within the technology industry could negatively impact our business, financial condition and results of operations.
•If we are unable to attract new clients, our business, financial condition and results of operations would be adversely affected.
•A significant change in the level or the mix of the utilization of our solutions could have an adverse effect on our business, financial condition and results of operations.
•We have a limited operating history with our current platform of solutions, which makes it difficult to predict our future results of operations.
•We have a history of operating losses and may not sustain profitability in the future.
•Changes or developments in the health insurance markets in the United States, including passage and implementation of a law to create a single-payer or government-run health insurance program, could materially and adversely harm our business and operating results.
•The health benefits industry may be subject to negative publicity, which could adversely affect our business, financial condition and results of operations.
•If our information technology systems, or those of our provider clinics, specialty pharmacies or other downstream vendors, lag, fail or suffer security breaches, we may incur a material disruption of our services or suffer a loss or inappropriate disclosure of confidential information, which could materially impact our business and the results of operations.
•Our business depends on our ability to maintain our Center of Excellence network of high-quality fertility specialists and other healthcare providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.
•Our growth depends in part on the success of our strategic relationships with, and monitoring of, third parties, including channel partners, vendors and insurance carriers.
•If we fail to maintain an efficient pharmacy distribution network or if there is a disruption to our network of specialty pharmacies, our business, financial condition and results of operations could suffer.

•We operate in a highly regulated industry and must comply with a significant number of complex and evolving legal and regulatory requirements.
•The healthcare regulatory and political framework is uncertain and evolving. Recent and future developments in the healthcare industry could have an adverse impact on our business, financial condition and results of operations.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROGYNY, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$54,730	$91,413
Marketable securities	67,655	28,005
Accounts receivable, net of $23,476 and $17,379 of allowances at June 30, 2022 and December 31, 2021, respectively	229,864	134,557
Prepaid expenses and other current assets	4,129	4,564
Total current assets	356,378	258,539
Property and equipment, net	6,276	5,027
Operating lease right-of-use assets	7,359	7,805
Goodwill	11,880	11,880
Intangible assets, net	348	599
Deferred tax assets	76,344	71,274
Other noncurrent assets	4,291	2,941
Total assets	$462,876	$358,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,655	$61,399
Accrued expenses and other current liabilities	52,242	37,425
Total current liabilities	144,897	98,824
Operating lease noncurrent liabilities	6,955	7,419
Total liabilities	151,852	106,243
Commitments and Contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2022 and December 31, 2021; 92,056,816 and 91,088,781 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	300,691	255,339
Treasury stock, at cost, $0.0001 par value; 615,980 shares at June 30, 2022 and December 31, 2021	(1,009)	(1,009)
Accumulated earnings (deficit)	11,315	(2,424)
Accumulated other comprehensive income (loss)	18	(93)
Total stockholders’ equity	311,024	251,822
Total liabilities and stockholders’ equity	$462,876	$358,065
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$195,004	$128,651	$367,221	$250,784
Cost of services	151,117	99,030	290,385	192,256
Gross profit	43,887	29,621	76,836	58,528
Operating expenses:
Sales and marketing	11,496	4,028	21,511	8,042
General and administrative	23,553	13,937	46,545	27,023
Total operating expenses	35,049	17,965	68,056	35,065
Income from operations	8,838	11,656	8,780	23,463
Other income (expense):
Other income (expense), net	25	12	(71)	19
Interest income, net	40	252	52	234
Total other income (expense), net	65	264	(19)	253
Income before income taxes	8,903	11,920	8,761	23,716
(Provision) benefit for income taxes	(135)	6,807	4,978	10,177
Net income	$8,768	$18,727	$13,739	$33,893
Net income per share:
Basic	$0.10	$0.21	$0.15	$0.39
Diluted	$0.09	$0.19	$0.14	$0.34
Weighted-average shares used in computing net income per share:
Basic	91,964,978	88,165,158	91,578,707	87,783,894
Diluted	99,672,769	99,808,085	99,725,564	99,977,518
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$8,768	$18,727	$13,739	$33,893
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	29	(220)	111	(271)
Total other comprehensive income (loss)	29	(220)	111	(271)
Total comprehensive income	$8,797	$18,507	$13,850	$33,622
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Earnings (Deficit)	Other Comprehensive Income (Loss)	Total
	Shares	Amount

For the three months ended June 30, 2022:
Balance at March 31, 2022	91,741,481	$9	$(1,009)	$278,083	$2,547	$(11)	$279,619
Issuance of employee equity awards, net of shares withheld	315,335	—	—	(1,214)	—	—	(1,214)
Stock-based compensation	—	—	—	23,822	—	—	23,822
Other comprehensive income (loss)	—	—	—	—	—	29	29
Net income	—	—	—	—	8,768	—	8,768
Balance at June 30, 2022	92,056,816	$9	$(1,009)	$300,691	$11,315	$18	$311,024

For the three months ended June 30, 2021:
Balance at March 31, 2021	87,732,302	$9	$(1,009)	$238,695	$(53,027)	$(50)	$184,618
Issuance of employee equity awards, net of shares withheld	802,791	—	—	(5,113)	—	—	(5,113)
Stock-based compensation	—	—	—	6,529	—	—	6,529
Warrants exercise	824,991	—	—	(0)	—	—	(0)
Other comprehensive income (loss)	—	—	—	—	—	(220)	(220)
Net income	—	—	—	—	18,727	—	18,727
Balance at June 30, 2021	89,360,084	$9	$(1,009)	$240,111	$(34,300)	$(270)	$204,541

For the six months ended June 30, 2022:
Balance at December 31, 2021	91,088,781	$9	$(1,009)	$255,339	$(2,424)	$(93)	$251,822
Issuance of employee equity awards, net of shares withheld	968,035	—	—	(3,173)	—	—	(3,173)
Stock-based compensation	—	—	—	48,525	—	—	48,525
Other comprehensive income (loss)	—	—	—	—	—	111	111
Net income	—	—	—	—	13,739	—	13,739
Balance at June 30, 2022	92,056,816	$9	$(1,009)	$300,691	$11,315	$18	$311,024

For the six months ended June 30, 2021:
Balance at December 31, 2020	87,054,329	$9	$(1,009)	$236,139	$(68,193)	$1	$166,947
Issuance of employee equity awards, net of shares withheld	1,480,764	—	—	(7,591)	—	—	(7,591)
Stock-based compensation	—	—	—	11,563	—	—	11,563
Warrant exercise	824,991	—	—	(0)	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(271)	(271)
Net income	—	—	—	—	33,893	—	33,893
Balance at June 30, 2021	89,360,084	$9	$(1,009)	$240,111	$(34,300)	$(270)	$204,541
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$13,739	$33,893
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax benefit	(5,070)	(10,177)
Non-cash interest expense	—	38
Depreciation and amortization	750	718
Stock-based compensation expense	48,154	11,551
Bad debt expense	6,097	4,805
Changes in operating assets and liabilities:
Accounts receivable	(101,405)	(69,908)
Prepaid expenses and other current assets	421	1,491
Accounts payable	31,075	11,091
Accrued expenses and other current liabilities	15,591	9,537
Other noncurrent assets and liabilities	(1,368)	20
Net cash provided by (used in) operating activities	7,984	(6,941)

INVESTING ACTIVITIES
Purchase of property and equipment, net	(1,280)	(799)
Purchase of marketable securities	(94,611)	(83,481)
Sale of marketable securities	55,074	76,984
Net cash used in investing activities	(40,817)	(7,296)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,209	1,191
Payment of employee taxes related to equity awards	(5,635)	(9,291)
Proceeds from contributions to employee stock purchase plan	576	779
Net cash used in financing activities	(3,850)	(7,321)
Net decrease in cash and cash equivalents	(36,683)	(21,558)
Cash and cash equivalents, beginning of period	91,413	70,305
Cash and cash equivalents, end of period	$54,730	$48,747

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$60	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$303	$98
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Business and Basis of Presentation
Description of Business
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
Basis of Presentation
The accompanying interim unaudited consolidated financial statements include the accounts of Progyny, Inc. and its wholly owned subsidiaries. The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state our financial position as of June 30, 2022, the results of our operations for the three and six months ended June 30, 2022 and 2021 and the results of our cash flows for the six months ended June 30, 2022 and 2021. Therefore, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022 (the “Annual Report on Form 10-K”).
The results for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results expected for the year ending December 31, 2022 or any other future period. Additionally, there are many uncertainties regarding the ongoing coronavirus (“COVID-19”) pandemic, including variants, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it has impacted and may continue to impact its customers and members, its provider network, specialty pharmacy partners, employees, suppliers, vendors, and other business partners. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, future results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and variants, the actions taken to contain it or treat its impact, vaccine roll-out efforts and impact, including vaccine hesitancy, break-through cases and the economic impact on local, regional and national markets. The overall disruption of the healthcare and fertility markets and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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
2.Significant Accounting Policies
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
The Company applies the following five-step model to recognize revenue from contracts with clients:
•Identification of the contract, or contracts, with a client;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, a performance obligation is satisfied.
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
Progyny’s contracts include the following sources of consideration, all of which are variable: a PEPM administration fee (in most, but not all contracts) and a fixed fee per fertility drug. As described above, the PEPM administration fee, less estimated refunds related to service level agreements, is allocated to the pharmacy benefits solution and recognized ratably over the contract term. The Company allocates the variable consideration related to the fixed fee per fertility drug to the distinct period during which the related services were performed, as those fees relate specifically to the Company’s efforts to provide its pharmacy benefits solution to clients in the period and represents the consideration the Company is entitled to for the pharmacy benefits services provided. As a result, the fixed fee per fertility drug is included in the transaction price and recognized in the period in which the Company is entitled to consideration from a client, which is when a prescription is filled and delivered to the members.
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
There were no material contract asset or contract liability balances as of June 30, 2022 and December 31, 2021.
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
As of June 30, 2022 and December 31, 2021, accrued receivables were $61.2 million and $30.2 million, respectively. Accrued receivables are included within accounts receivable in the consolidated balance sheet.
Accrued claims payable of $38.5 million and $20.0 million as of June 30, 2022 and December 31, 2021, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms.
As of June 30, 2022 and December 31, 2021, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $36.2 million and $23.7 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the consolidated balance sheet.
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

Six Months Ended June 30, 2022	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$17,379	$6,097	$—	$23,476

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

3.Revenue
Disaggregated revenue
The following table disaggregates revenue by service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2022

Fertility benefits services revenue	$126,790	$92,266	$237,708	$181,120
Pharmacy benefits services revenue	68,214	36,385	129,513	69,664
Total revenue	$195,004	$128,651	$367,221	$250,784
4.Fair Value of Financial Instruments
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
As of June 30, 2022 and December 31, 2021, the Company had $57.0 million and $93.7 million, respectively, in financial assets held in money market accounts and $67.7 million and $28.0 million, respectively, held in marketable securities, including U.S. treasury bills. All were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets.
As of June 30, 2022 and December 31, 2021, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.
5.Leases
In September 2019, the Company’s lease agreement for its corporate headquarters commenced and is scheduled to expire in May 2029. Pursuant to the lease, the Company is obligated to pay the base rent of approximately $1.3 million per annum through the end of the fifth lease year and approximately $1.4 million per annum thereafter through the expiration date.
The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for each of the three months ended June 30, 2022 and 2021 was $0.3 million. For each of the six months ended June 30, 2022 and 2021, lease expense was $0.6 million.
Cash outflows from operating activities attributable to the operating lease for each of the six months ended June 30, 2022 and 2021 was $0.6 million.

Information related to our leases is as follows (in thousands):

	Balance Sheet Location	June 30, 2022	December 31, 2021
Operating Leases
Right-of-use asset	Operating lease right-of-use assets	$7,359	$7,805
Short-term lease liabilities	Accrued expenses and other current liabilities	$1,231	$1,231
Long-term lease liabilities	Operating lease noncurrent liabilities	$6,955	$7,419

Other information
Weighted average remaining lease term, operating lease		6.9 years	7.4 years
Weighted average discount rate, operating lease		4.29%	4.29%
Future minimum facility lease payments related to the Company's operating lease liabilities as of June 30, 2022 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments as of June 30, 2022
2022	$643
2023	1,286
2024	1,326
2025	1,407
2026	1,407
Thereafter	3,400
Total undiscounted lease payments	$9,469
Less: imputed interest	1,283
Present value of lease liabilities	$8,186
Less: current portion of operating lease liabilities	1,231
Operating lease noncurrent liabilities	$6,955
February 2022 Lease Agreement
In February 2022, the Company entered into a lease agreement for additional space in its corporate offices in New York, New York, consisting of a 24,099 square foot office and a 21,262 square foot office, and also for continued occupancy of the 25,212 square foot office after the expiration of the current sublease. For the 24,099 square foot office, the lease commencement date, which is when the premises will become available to the Company for use, is currently expected to be in the first quarter of 2023. The Company is obligated to pay the base rent of approximately $1.4 million per year starting in the first quarter of 2024 for five years and approximately $1.5 million per year thereafter through the first quarter of 2035, the expiration date. For the 21,262 square foot office, the lease commencement date, which is when the premises will become available to the Company for use, is currently expected to be in the fourth quarter of 2024. The Company is obligated to pay the base rent of approximately $1.3 million starting in the first quarter of 2025 for five years and approximately $1.4 million per year thereafter through the first quarter of 2035, the expiration date. For the current 25,212 square foot office, the Company is obligated to pay the base rent of approximately $1.6 million per year beginning in June 2029, which is the lease commencement, through the first quarter of 2035, the expiration date.
6.Debt
In June 2018, the Company entered into a loan agreement with Silicon Valley Bank for a revolving line of credit up to $15.0 million based upon an advance rate of 80% on “eligible” accounts receivable to fund its working capital and other general corporate needs, which was amended in April 2019, January 2020, June 2020, and February 2021 (as amended, the “SVB Line of Credit”). Eligible accounts receivable was defined in the loan agreement as accounts billed with aging 90 days or less and excluded accounts receivable due for member co-payments, co-insurance, and deductibles. The SVB Line of Credit matured in June 2021.

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
During the six months ended June 30, 2021, the Company recorded interest expense on the SVB Line of Credit of $18,750.
7.Commitments and Contingencies
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
8.Stock-based Compensation Expense
The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of services	$6,170	$1,461	$12,335	$2,748
Sales and marketing	5,079	798	9,842	1,479
General and administrative	12,405	4,258	25,977	7,324
Total stock-based compensation expense	$23,654	$6,517	$48,154	$11,551

January 2022 Executive Equity Grants

On November 4, 2021, the Company announced that David Schlanger would transition to the role of Executive Chairman, effective as of January 1, 2022, and would continue to serve as a director. In connection with this transition, the Company entered into an amended and restated employment agreement with Mr. Schlanger, effective as of January 1, 2022. Pursuant to this agreement, Mr. Schlanger received an equity award for fiscal year 2022 comprised of 333,000 non-qualified stock options and 84,000 restricted stock units, in each case vesting as to 25% on the first anniversary of the vesting commencement date with the remaining 75% of such award vesting in equal quarterly installments thereafter over the next three years, as well as a performance stock unit award with respect to a maximum number of 83,000 shares that are eligible to be earned based on the achievement of specified revenue targets.

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
9.Income Taxes
For the six months ended June 30, 2022 and 2021, the Company calculated its year-to-date provision for income taxes by applying the estimated annual effective tax rate to the year-to-date profit from operations before income taxes and adjusts the provision for income taxes for discrete tax items recorded in the period. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income before income taxes and any significant permanent tax items. During the six months ended June 30, 2022 and 2021, the Company recorded a benefit for taxes of $5.0 million and $10.2 million, respectively, primarily due to equity compensation activity that occurred during the period.
10.Net Income Per Share
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

	Three Months Ended June 30		Six Months Ended June 30,
	2022	2021	2022	2021
Basic net income per common share:
Numerator:
Net income	$8,768	$18,727	$13,739	$33,893

Denominator:
Weighted-average shares used in computing basic net income per share	91,964,978	88,165,158	91,578,707	87,783,894
Basic net income per share	$0.10	$0.21	$0.15	$0.39

Diluted net income per common share:
Numerator:
Net income	$8,768	$18,727	$13,739	$33,893

Denominator:
Weighted-average shares used in computing basic net income per share	91,964,978	88,165,158	91,578,707	87,783,894
Effect of dilutive securities	7,707,791	11,642,927	8,146,857	12,193,624
Weighted-average shares used in computing diluted net income per share	99,672,769	99,808,085	99,725,564	99,977,518
Diluted net income per share	$0.09	$0.19	$0.14	$0.34

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted income per share for the period presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	7,427,360	1,016,843	7,160,965	705,906
Shares issuable under ESPP	2,122	—	3,080	—
Restricted stock units	2,137,741	7,068	2,030,192	3,554
Total	9,567,223	1,023,911	9,194,237	709,460

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on March 1, 2022. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A. in this Quarterly Report on Form 10-Q.
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
Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our current base of clients to over 270 with at least 1,000 covered lives. We currently provide coverage to approximately 4.3 million employees and their partners (known in our industry as covered lives), whom we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since inception, and our member satisfaction over that same period is evidenced by our industry-leading Net Promoter Score, or NPS, of +81 for our fertility benefits solution and +79 for our integrated pharmacy benefits solution, Progyny Rx as of December 31, 2021. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

Outcome	National Averages for All Provider Clinics	Progyny In‑Network Provider Clinic Averages for All Patients	Progyny In‑Network Provider Clinic Averages for Progyny Members Only(3)
Single embryo transfer rate(1)	72.5%	75.6%	91.0%
Pregnancy rate per IVF transfer(1)	54.1%	55.5%	63.0%
Miscarriage rate(1)	18.6%	18.3%	13.9%
Live birth rate(2)	42.7%	44.1%	54.3%
IVF multiples rate(2)	7.4%	6.5%	2.5%
________________________________
(1)Calculated based on the Society for Assisted Reproductive Technology, or SART, 2019 National Summary Report, finalized in 2022.
(2)Calculated based on CDC, 2020 National Summary and Clinic Data Sets, published in 2022.
(3)Calculated based on the 12-month period ended December 31, 2021.
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
Our Clients. We currently serve over 270 employers with at least 1,000 covered lives in the United States across more than 30 industries. Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 500,000 employees, represent approximately 4.3 million covered lives.
Revenue Model
Our clients primarily contract with us to provide our fertility benefits solution and, where added on by our clients, our Progyny Rx solution. Our revenue has both a utilization-based component and a population-based component, as follows:
•Utilization Component. Clients pay us for the fertility benefits and Progyny Rx solutions utilized by their employees. With respect to the fertility benefits solution, we bill clients for Smart Cycles in accordance with our bundled case rates, which vary by the type of fertility service rendered and clinic location. Case rates include all third-party fertility specialists, anesthesiology and laboratory services, as well as all of our care management services. With respect to Progyny Rx, we bill the client for the fertility medication dispensed to their employees in connection with the authorized fertility treatments. Medication fees also include our formulary management, drug utilization review and cost containment services and other care management services.
•Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% of our total revenue for the six months ended June 30, 2022 and 2021.
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
Member and Client Base. Our addressable market is primarily large self-insured employers. There are approximately 8,000 employers in the United States (excluding quasi-governmental entities, such as universities, school systems, and labor unions) who have a minimum of 1,000 employees, representing approximately 75 million potential covered lives in total. Our current member base of approximately 4.3 million covered lives represents a low single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of June 30, 2022 and December 31, 2021, we served 273 and 191 clients, respectively, representing 4,322,000 and 2,935,000 members, respectively.
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
Benefits Utilization. A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to approximately 4.3 million members as of June 30, 2022.
The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Assisted Reproductive Treatment (ART) Cycles(1)	10,392	7,340	19,316	13,898
Utilization - All Members(2)	0.49%	0.54%	0.77%	0.83%
Utilization - Female Only(2)	0.44%	0.47%	0.66%	0.70%
Average Members	4,268,000	2,795,000	4,135,000	2,735,000
________________________________
(1)Represents the number of ART cycles performed, including IVF with a fresh embryo transfer, IVF freeze all cycles/embryo banking, frozen embryo transfers and egg freezing.
(2)Represents the member utilization rate for all services, including but not limited to, ART cycles, initial consultations, IUIs and genetic testing. The utilization rate for all members includes all unique members (female and male) who utilize the benefit during that period while the utilization rate for female only includes only unique females who utilize the benefit during that period. For the purposes of calculating utilization rates in any given period, the results reflect the number of unique members utilizing the benefit for that period. Individual periods cannot be combined as member treatments may span multiple periods.

Impact of COVID-19 on our Business
The COVID-19 pandemic has significantly impacted various markets around the world, including the United States. Restrictions related to COVID-19, including variants, and our responses to them have significantly impacted and may continue to impact how our members use our services, access our providers, and how our employees work and provide services to our clients and members, resulting in an impact on our revenue. We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to monitor liquidity, as necessary, and ensure that our business can continue to operate during these uncertain times. COVID-19, including variants, and related restrictions continued to have a negative impact on our revenue growth for the six months ended June 30, 2022. To the extent that the markets we serve experience increased cases of COVID-19, including variants, state or local governments may reinstitute measures to control its spread, which could again negatively impact our members’ access to care, which could in turn impact our business. We will continue to evaluate the nature and extent of these potential impacts to our business, results of operations and liquidity.
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
Other Income (Expense), net
Other income (expense), net primarily includes investment income and losses as well as interest income and expense.
(Provision) Benefit for Income Taxes
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
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$195,004	$128,651	$367,221	$250,784
Cost of services(1)	151,117	99,030	290,385	192,256
Gross profit	43,887	29,621	76,836	58,528
Operating expenses:
Sales and marketing(1)	11,496	4,028	21,511	8,042
General and administrative(1)	23,553	13,937	46,545	27,023
Total operating expenses	35,049	17,965	68,056	35,065
Income from operations	8,838	11,656	8,780	23,463
Other income (expense), net	65	264	(19)	253
Income before income taxes	8,903	11,920	8,761	23,716
(Provision) benefit for income taxes	(135)	6,807	4,978	10,177
Net income	$8,768	$18,727	$13,739	$33,893
________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of services	$6,170	$1,461	$12,335	$2,748
Sales and marketing	5,079	798	9,842	1,479
General and administrative	12,405	4,258	25,977	7,324
Total stock‑based compensation expense	$23,654	$6,517	$48,154	$11,551

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	77.5	77.0	79.1	76.7
Gross profit	22.5	23.0	20.9	23.3
Operating expenses:
Sales and marketing	5.9	3.1	5.9	3.2
General and administrative	12.1	10.8	12.7	10.8
Total operating expenses	18.0	13.9	18.6	14.0
Income from operations	4.5	9.1	2.3	9.3
Other income (expense), net	0.1	0.2	(0.0)	0.1
Income before income taxes	4.6	9.3	2.3	9.4
(Provision) benefit for income taxes	(0.0)	5.3	1.4	4.1
Net income	4.6%	14.6%	3.7%	13.5%
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
Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of Adjusted EBITDA include: (1) it does not properly reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating income and expenses, including other (income) expense, net and interest (income) expense, net; and (5) it does not reflect tax payments that may represent a reduction in cash available to us. In addition, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net income from continuing operations and other U.S. GAAP results.

We calculate Adjusted EBITDA as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, other (income) expense, net, interest income, net, and provision (benefit) for income taxes. The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Net income	$8,768	$18,727	$13,739	$33,893
Add:
Depreciation and amortization	386	296	750	718
Stock‑based compensation expense	23,654	6,517	48,154	11,551
Other (income) expense, net	(25)	(12)	71	(19)
Interest income, net	(40)	(252)	(52)	(234)
Provision (benefit) for income taxes	135	(6,807)	(4,978)	(10,177)
Adjusted EBITDA	$32,878	$18,469	$57,684	$35,732
Comparison of Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,
	2022	2021	% Change

	(dollars in thousands)
Revenue	$195,004	$128,651	52%
Revenue increased by $66.4 million, or 52%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase is primarily due to a $34.5 million, or 37%, increase in revenue from our fertility benefits solution and a $31.8 million, or 87%, increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added the Progyny Rx benefit. Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefits solution clients since its initial launch.
Cost of Services

	Three Months Ended June 30,
	2022	2021	% Change

	(dollars in thousands)
Cost of services	$151,117	$99,030	53%
Cost of services increased by $52.1 million, or 53%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered. This increase in cost of services was also attributable to an increase in personnel-related costs primarily due to incremental headcount as well as a $4.7 million increase in stock-based compensation expense.

Gross Profit and Gross Margin

	Three Months Ended June 30,
	2022	2021	% Change

	(dollars in thousands)
Gross profit	$43,887	$29,621	48%
Gross margin	22.5%	23.0%
Gross profit increased by $14.3 million, or 48%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Gross margin decreased 50 basis points for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to an increase in stock-based compensation expense for employees supporting our care management service functions, partially offset by ongoing efficiencies realized in the delivery of our care management services.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended June 30,
	2022	2021	% Change

	(dollars in thousands)
Sales and marketing	$11,496	$4,028	185%
Sales and marketing expense increased by $7.5 million, or 185% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily due to a $6.6 million increase in personnel-related costs attributable to an increase in stock-based compensation expense of $4.3 million, incremental headcount and an increase in sales commissions, as well as a $0.9 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Three Months Ended June 30,
	2022	2021	% Change

	(dollars in thousands)
General and administrative	$23,553	$13,937	69%
General and administrative expense increased by $9.6 million, or 69%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily due to an $8.0 million increase in personnel-related costs resulting from an increase in stock-based compensation expense and a $1.5 million increase in bad debt expense.
Other Income (Expense), Net

	Three Months Ended June 30,
	2022	2021	% Change

	(dollars in thousands)
Other income (expense), net	$65	$264	(75)%
Other income (expense), net decreased by $0.2 million, or 75%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to a decrease in interest income.

(Provision) Benefit for Income Taxes

	Three Months Ended June 30,
	2022	2021	% Change

	(dollars in thousands)
(Provision) benefit for income taxes	($135)	$6,807	(102)%
For the three months ended June 30, 2022, we recorded a provision for income taxes of $0.1 million, as compared to a benefit for income taxes of $6.8 million for the three months ended June 30, 2021 primarily due to less equity compensation activity that occurred during the current year period.
Comparison of Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,
	2022	2021	% Change

	(dollars in thousands)
Revenue	$367,221	$250,784	46%
Revenue increased by $116.4 million, or 46%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase is primarily due to a $56.6 million, or 31%, increase in revenue from our fertility benefits solution and a $59.8 million, or 86%, increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added the Progyny Rx benefit. Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefits solution clients since its initial launch. Our revenue growth for the six months ended June 30, 2022 and June 30, 2021 was negatively impacted by COVID-19.
Cost of Services

	Six Months Ended June 30,
	2022	2021	% Change

	(dollars in thousands)
Cost of services	$290,385	$192,256	51%
Cost of services increased by $98.1 million, or 51%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered. This increase in cost of services was also attributable to an increase in personnel-related costs primarily due to incremental headcount as well as a $9.6 million increase in stock-based compensation expense.
Gross Profit and Gross Margin

	Six Months Ended June 30,
	2022	2021	% Change

	(dollars in thousands)
Gross profit	$76,836	$58,528	31%
Gross margin	20.9%	23.3%
Gross profit increased by $18.3 million, or 31%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Gross margin decreased 240 basis points for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an increase in stock-based compensation expense for employees supporting our care management service functions.
Operating Expenses
Sales and Marketing Expense

	Six Months Ended June 30,
	2022	2021	% Change

	(dollars in thousands)
Sales and marketing	$21,511	$8,042	167%
Sales and marketing expense increased by $13.5 million, or 167% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to a $12.3 million increase in personnel-related costs attributable to an increase in stock-based compensation expense of $8.4 million, incremental headcount and an increase in sales commissions, as well as a $1.2 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Six Months Ended June 30,
	2022	2021	% Change

	(dollars in thousands)
General and administrative	$46,545	$27,023	72%
General and administrative expense increased by $19.5 million, or 72%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to a $19.1 increase in personnel-related costs relating to incremental headcount attributable to an increase in stock-based compensation expense of $18.7 million, as well as a $1.3 million increase in bad debt expense. This increase was partially offset by a $0.9 million decrease in other related general and administrative expenses.
Other Income (Expense), Net

	Six Months Ended June 30,
	2022	2021	% Change

	(dollars in thousands)
Other income (expense), net	($19)	$253	(108)%
Other income (expense), net decreased by $0.3 million, or 108%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to a decrease in investment and interest income.
Benefit for Income Taxes

	Six Months Ended June 30,
	2022	2021	% Change

	(dollars in thousands)
Benefit for income taxes	$4,978	$10,177	(51)%
For the six months ended June 30, 2022, we recorded a benefit for income taxes of $5.0 million as compared to a benefit for income taxes of $10.2 million for the six months ended June 30, 2021 primarily due to less equity compensation activity that occurred during the current year period.

Liquidity and Capital Resources
As of June 30, 2022, we had $54.7 million of cash and cash equivalents and $67.7 million of marketable securities. Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities. Our cash and cash equivalents and working capital are affected by the timing of payments to third-party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.
On October 29, 2019, we completed our initial public offering, or IPO in which we issued and sold 6,700,000 shares of our common stock at a public offering price of $13.00 per share. We received net proceeds of approximately $77.6 million from the IPO, after deducting underwriters’ discounts and commissions of $5.9 million and offering costs of $3.6 million. We believe that our existing cash and cash equivalents, including the proceeds from our IPO and cash flow from operations, will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including sales of our solutions and client renewals, the timing and the amount of cash received from clients, the expansion of our sales and marketing activities, and the continuing market adoption of our solutions.
Other than the impact on our revenue growth and the related cash flows resulting from the various restrictions on activities due to the COVID-19 pandemic, our sources and uses of cash were not otherwise materially impacted by the COVID-19 pandemic in the six months ended June 30, 2022 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic, including variants, may have on our business and financial results. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity in the future. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. For additional information on the various risks posed by the COVID-19 pandemic, please read Part II, Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q.
In June 2018, we entered into an agreement with Silicon Valley Bank to replace our then-outstanding term loan with a revolving line of credit of up to $15 million, which was amended in April 2019, January 2020, June 2020, and February 2021. The line of credit matured on June 8, 2021.
The following table summarizes our cash flows from operations for the periods presented:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Cash provided by (used in) operating activities	$7,984	$(6,941)
Cash used in investing activities	(40,817)	(7,296)
Cash used in financing activities	(3,850)	(7,321)
Net decrease in cash and cash equivalents	$(36,683)	$(21,558)
Operating Activities
Net cash provided by operating activities was $8.0 million for the six months ended June 30, 2022, primarily consisting of net income of $13.7 million adjusted for certain non-cash items, which include $48.2 million of stock-based compensation expense, $6.1 million of bad debt expense, $5.1 million of deferred tax benefit, and $0.8 million of depreciation and amortization. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $101.4 million and other noncurrent assets and liabilities of $1.4 million, partially offset by cash provided by operating activities from increases in accounts payable of $31.1 million and accrued expenses and other current liabilities of $15.6 million, and a decrease in prepaid expenses and other current assets of $0.4 million. These changes were a result of the impact of revenue growth and our operating results as well as the timing of cash collections and payments to third parties.
Net cash used in operating activities was $6.9 million for the six months ended June 30, 2021, primarily consisting of net income of $33.9 million adjusted for certain non-cash items, which include $11.6 million of stock-based compensation expense, $10.2 million of deferred tax benefit, $4.8 million of bad debt expense, and $0.7 million of depreciation and amortization. Changes in operating assets and liabilities resulted in cash used in operating activities from an increase in accounts receivable of $69.9 million, partially offset by cash provided by operating activities from increases in accounts payable of $11.1 million and accrued expenses and other current liabilities of $9.5 million, and a decrease in prepaid expenses and other current assets of $1.5 million. These changes were a result of the impact of revenue growth and our operating results as well as the timing of payments to third-party providers and collections from customers. Net cash used in operating activities for the six months ended June 30, 2021 was affected by timing items, including revisions to the payment terms with our pharmacy program partners.
Investing Activities
Net cash used in investing activities was $40.8 million and $7.3 million for the six months ended June 30, 2022 and June 30, 2021, respectively, which primarily consisted of net investments in marketable securities of $39.5 million and $6.5 million, respectively. The remainder of the activity for each of the six months ended June 30, 2022 and June 30, 2021 consisted of purchases of computers, software, including capitalized software development costs, and leasehold improvements.
Financing Activities
Net cash used in financing activities was $3.9 million for the six months ended June 30, 2022, consisting of payments of $5.6 million for employee taxes related to equity awards, partially offset by $1.2 million in proceeds from stock option exercises and $0.6 million in proceeds from contributions to our employee stock purchase plan.
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
In February 2022, we entered into a lease agreement for additional space in our corporate offices in New York, New York, consisting of a 24,099 square foot office and a 21,262 square foot office, and also for continued occupancy of the 25,212 square foot office after the expiration of the current sublease. For the 24,099 square foot office, we will pay the base rent of approximately $1.4 million per year starting in the first quarter of 2024 for five years and approximately $1.5 million per year thereafter through the first quarter of 2035, the expiration date. For the 21,262 square foot office, we will pay the base rent of approximately $1.3 million starting in the first quarter of 2025 for five years and approximately $1.4 million per year thereafter through the first quarter of 2035, the expiration date. For our current 25,212 square foot office, we will pay the base rent of approximately $1.6 million per year beginning in June 2029 through the first quarter of 2035, the expiration date.
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
Interest Rate Risk
As of June 30, 2022, we had cash and cash equivalents of $54.7 million and marketable securities of $67.7 million.
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
Inflation Rate Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. The rate of inflation may, however, affect our expenses, including fees paid to providers within our network, fees for prescription drugs and clinical services provided by our specialty pharmacy partners, care management costs related to providing our services, as well as other operating expenses. To the extent inflation has a significant impact on our expenses, which we are unable to recover from our customers, it may adversely affect our results of operations and finance condition. In addition, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The ongoing COVID-19 pandemic, including variants, has adversely impacted, and may continue to adversely impact, many aspects of our business. Our revenue growth for the six months ended June 30, 2022 and 2021 was negatively impacted by COVID-19, including variants, and our revenue growth in future periods may continue to be adversely impacted by COVID-19. Our providers have and may in the future delay new fertility cycles because they operate in areas acutely affected by the COVID-19 pandemic, on account of executive orders to postpone non-emergent surgeries or other medical treatments, or in order to conserve medical resources for non-fertility related medical treatments. Many of our members live in communities that have been acutely affected by the COVID-19 pandemic and have delayed and may not want to continue or begin new fertility cycles during the pandemic. Emerging research and the lack of consumer information on the impact of COVID-19 vaccines on pregnancy may also affect member behavior and utilization. Furthermore, as certain of our potential clients experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the spread of COVID-19, they have and may continue to decrease their spending on health benefits, which may disproportionately impact fertility benefits, and delay or cancel implementation of fertility benefits. Each of these factors could affect member behavior, our utilization rates and the number of members enrolled in our clients’ benefit plans.
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
We have provided and may continue to provide guidance about our business and future operating results. On August 4, 2022, we issued guidance for the third quarter of 2022 and full year 2022. In developing this guidance, our management must make certain assumptions and judgments about its future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic, the associated economic uncertainty on our business, the timing and scope of economic recovery globally and the impact on the volumes and behavior of both clinics and members which are inherently difficult to predict. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given and may be revised at a later time, solely in our discretion, as we learn more information. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, economic conditions or member behavior, some of which may change. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty, financial market conditions and member behavior caused by the COVID-19 pandemic, and which could adversely affect our business and future operating results. There are no comparable recent events that provide insights as to the probable effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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
As part of our growth strategy, we are focused on retaining and expanding our services within our existing client base. A client can expand the fertility benefits they offer to their employees a number of ways, including by adding egg freezing or increasing the number of Smart Cycle units under their benefits plan (i.e., from two to three Smart Cycles per household). In addition, our fertility benefits solution clients can purchase our add-on Progyny Rx solution. We went live with Progyny Rx in 2018 and 84% of our clients have now launched this solution, including approximately 93% of the clients we signed in 2021.
Factors that may affect our ability to retain our existing clients and sell additional solutions to them include, but are not limited to, the following:
•the price, timeliness and outcomes of our solutions;
•the availability, price, timeliness, outcome, performance and functionality of competing solutions;
•our ability to maintain and appropriately expand our Center of Excellence network of high-quality fertility specialists;
•our ability to offer complementary solutions and services that will enhance our comprehensive fertility offering;
•changes in healthcare laws, regulations or the enforcement of such laws and regulations, or trends;
•any material increase in unemployment rate;
•the business environment of our clients and, in particular, reduction in our clients’ headcount; and
•consolidation of our clients, resulting in a change to their benefits program or a shift to one of our competitors.
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
We currently serve over 270 employers with at least 1,000 covered lives in the United States across more than 30 industries. For the six months ended June 30, 2022, two of our clients accounted for 17% and 11%, or a combined 28%, of our total revenue. For the six months ended June 30, 2021, two clients accounted for 17% and 15%, or a combined 32%, of our total revenue. No other clients accounted for more than 10% of our total revenue for the six months ended June 30, 2022 and 2021. Engagement with these clients is generally covered through contracts that are multi-year in duration. One or both of these clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. Clients, including our two largest clients, could also renegotiate pricing terms at the time of renewal, which could have a negative impact on our revenue. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.
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
We do not control nor can we impact the level of utilization of our solutions or the mix of utilization of our solutions for each of our clients, in particular for newer clients. A significant reduction in the number of members using our solutions could adversely affect our business, financial condition and results of operations. Factors that have and could continue to contribute to a reduction in the use of our solutions include: reductions in workforce by existing clients; general economic downturn that results in business failures and high unemployment rates; outbreaks of contagious diseases or the worsening thereof, including the COVID-19 pandemic; employers no longer offering comprehensive health coverage or offering alternative solutions such as coverage on a voluntary, employee-funded basis; labor shortages at our clinics; federal and state legal and/or regulatory changes; changes to taxability of medical benefits; failure to adapt and respond effectively to the changing medical landscape, changing laws, regulations and government enforcement priorities, changing client needs, requirements or preferences; premium increases and benefits changes; negative publicity, through social media or otherwise and news coverage.
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
On January 28, 2021, President Biden issued an Executive Order that iterates the policy of the Administration to protect and strengthen the ACA, making high-quality healthcare accessible and affordable to all Americans. The Executive Order directed federal agencies to examine agency actions to determine whether they are consistent with the Administration’s commitment regarding the ACA, and begin rulemaking to suspend, revise, or rescind any inconsistent actions. Areas of focus include policies or practices that may reduce affordability of coverage, present unnecessary barriers to coverage, or undermine protections for people with preexisting conditions. We continue to evaluate the effect that the ACA and its possible modifications, repeal and replacement has on our business. We cannot predict the timing or impact of any future rulemaking, court decisions or other changes in the law.
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
We have experienced significant growth since the launch of our fertility benefits solution in 2016. Revenue and our client base may not grow at the same rates they historically have, or they may decline in the future. Our future growth will depend, in part, on our ability to:
•continue to attract new clients and maintain existing clients;
•price our solutions and services effectively so that we are able to attract new clients, expand sales to our existing clients and maintain profitability;
•provide our clients and members with client support that meets their needs, including through dedicated PCAs;
•maintain successful collection of member cost shares and other applicable receivable balances directly from members;
•retain and maintain relationships with high-quality and respected fertility specialists;
•attract and retain highly qualified personnel to support all clients and members;
•maintain satisfactory relationships with insurance carriers; and
•increase awareness of our brand and successfully compete with other companies.
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
In addition, we expect to continue to expend substantial financial and other resources on:
•sales and marketing;
•our technology infrastructure, including systems architecture, scalability, availability, performance and security; and
•general administration, including increased legal and accounting expenses associated with being a public company.

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
Additionally, in June 2022 the U.S. Supreme Court in Dobbs v. Jackson Women's Health Organization reversed Roe v. Wade by holding that there is no constitutional right to abortion. Consequently, certain states have recently enacted or proposed restrictive abortion laws that may also implicate fertility procedures and travel reimbursement programs, which may decrease the demand for, or availability of, certain fertility services. The enactment of certain state laws restricting abortion care may conflict with, and ultimately limit, the covered benefits offered by a company to its employees and the types of fertility treatment services available at provider clinics. We cannot predict the timing or impact of any future rulemaking, court decisions or other changes in the law, or in how such laws, once enacted, would be interpreted and enforced.
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
We collect co-payments, co-insurance and deductibles directly from members. We do not require collateral for such receivables. Our failure to collect a significant portion of the amount due on such receivables directly from members could adversely affect our business, financial condition and results of operations.
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
We have attempted to structure our operations to comply with laws, regulations and other requirements applicable to us directly and to our clients and vendors, but there can be no assurance that our operations will not be challenged or impacted by regulatory authorities or enforcement initiatives. We have been, and in the future may become, involved in governmental investigations, audits, reviews and assessments. Any determination by a court or agency that our corporate structure, solutions or services violate, or cause our clients to violate, applicable laws, regulations or other requirements could subject us or our clients to significant administrative, civil or criminal penalties. Such a determination also could require us to change or terminate portions of our business, disqualify us from serving clients that do business with government entities, or cause us to refund some or all of our service fees or otherwise compensate our clients. In addition, failure to satisfy laws, regulations or other requirements could adversely affect demand for our solutions and could force us to expend significant capital, research and development and other resources to address the failure. Even an unsuccessful challenge by regulatory and other authorities or parties could be expensive and time-consuming, could result in loss of business, exposure to adverse publicity, and injury to our reputation and could adversely affect our ability to retain and attract clients. If we fail to comply with applicable laws, regulations and other requirements, our business, financial condition and results of operations could be adversely affected. Such non-compliance could also require significant investment to address and may prove costly. There are several additional federal and state statutes, regulations, guidance and contractual provisions related to or impacting the healthcare industry that may apply to our business activities directly or indirectly, including, but not limited to:
•Licensing and Licensed Personnel. Many states have licensure or registration requirements for entities acting as a third-party administrator, or TPA, and/or PBMs. The scope of these laws differs from state to state, and the application of such laws to the activities of TPAs and/or PBMs is often unclear. Given the nature and scope of the solutions and services that we provide, we are required to maintain TPA and PBM licenses and registrations in certain jurisdictions and to ensure that such licenses and registrations are in good standing on an annual basis. We are licensed, have licensure applications pending before appropriate regulatory bodies, are exempt from licensure or registration, or believe that we are otherwise authorized under such laws in those states in which we provide our

TPA and PBM services. These licenses require us to comply with the rules and regulations of the governmental bodies that issued such licenses, including maintaining certain solvency or bonds requirements. Our failure to comply with such rules and regulations could result in significant administrative penalties, the suspension of a license, or the loss of a license, all of which could negatively impact our business. Additionally, from time to time, legislation is considered that would purport to declare a PBM a fiduciary with respect to its clients. While the validity of such laws is questionable and we do not believe any such laws are currently in effect, we cannot predict what effect, if any, such statutes, if enacted, may have on our business and financial results.
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
•HIPAA Privacy and Security Requirements. Regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of certain individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological organizational safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. The privacy regulations established under HIPAA also provide patients with rights related to understanding and controlling how their protected health information is used and disclosed. As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of the regulations as a “Business Associate.” When acting as a Business Associate under HIPAA, to the extent permitted by applicable privacy regulations and contracts and associated Business Associate Agreements with our clients, we are permitted to use and disclose protected health information to perform our services and for other limited purposes, but other uses and disclosures, such as marketing communications, require written authorization from the patient or must meet an exception specified under the privacy regulations. We also have downstream Business Associates, which provide us with services and are also subject to HIPAA regulations.
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
•Other Privacy and Security Requirements. In addition to HIPAA, numerous other federal and state laws govern the collection, dissemination, use, access to and confidentiality of personal information, some of which may be applicable to our business. Certain federal and state laws protect types of personal information that may be viewed as particularly sensitive. For example, New York’s Public Health Law, Article 27-F protects information that could reveal confidential HIV-related information about an individual. In many cases, state laws are more restrictive than, and not preempted by, HIPAA, and may allow personal rights of action with respect to privacy or security breaches, as well as fines. State laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities. Further, the CCPA, went into effect on January 1, 2020 which gives California residents certain rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or the CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023 and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
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
•Data Protection and Breaches. In recent years, there have been a number of well-publicized data breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Laws in all 50 states require businesses to provide notice to clients whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. Most states require holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals or the state’s attorney general. In some states, these laws are limited to electronic data, but states increasingly are enacting or considering stricter and broader requirements.

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
•HIPAA Transaction and Identifier Standards. HIPAA and its implementing regulations mandate format and data content standards and provider identifier standards (known as the National Provider Identifier) that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. HHS has established standards that health plans must use for electronic fund transfers with providers, has established operating rules for certain transactions, and is in the process of establishing operating rules to promote uniformity in the implementation of the remaining types of covered transactions. The ACA also requires HHS to establish standards for health claims attachment transactions. HHS has modified the standards for electronic healthcare transactions (such as, eligibility, claims submission and payment and electronic remittance) from Version 4010/4010A to Version 5010. Further, HHS now requires the use of updated standard code sets for diagnoses and procedures known as the ICD-10 code sets. Enforcement of compliance with these standards falls under HHS and is carried out by CMS.

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
•Fraud and Abuse Laws. Many of our clients, insurance carriers, and network healthcare providers are impacted directly and indirectly by certain fraud and abuse laws, including the federal Anti-Kickback Statute, the Physician Self-Referral Law, commonly referred to as the Stark Law, and the False Claims Act, as well as their state equivalents. Because the solutions and services we provide are not reimbursed by government healthcare payors, such fraud and abuse laws generally do not directly apply to our business; however, some laws may be applicable to us. For example, certain states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply to items and services reimbursed by any third-party payor, including private insurers, self-insured employers and on a cash basis by patients.
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
•State Corporate Practice and Fee-Splitting Prohibitions. There is a risk that regulatory authorities in some jurisdictions may find that our contractual relationships with our fertility specialists violate laws prohibiting the corporate practice of medicine and/or fee-splitting. These laws generally prohibit non-physician entities from practicing medicine, exercising control over physicians or engaging in certain practices such as fee-splitting with physicians. Although we believe all of our arrangements with our network providers are in compliance with such laws, where applicable, there can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, results of operations, and financial condition. Regulatory authorities, state medical boards, state attorneys general and other parties, including our network physicians, may assert that we are engaged in the prohibited corporate practice of medicine, and/or that our arrangement with our network providers constitutes unlawful fee-splitting. If a state’s prohibition on corporate practice of medicine or fee-splitting law is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our contractual relationship with our network providers to bring our activities into compliance with such laws, disciplinary action, penalties, damages, fines, and/or a loss of revenue, any of which could have a material and adverse effect on our business, results of operations, and financial condition. State corporate practice of medicine doctrines and fee-splitting prohibitions also often impose penalties on physicians themselves for aiding the corporate practice of medicine or unlawful fee-splitting, which could discourage physicians from participating in our network of providers.
•ERISA Regulation. The Employee Retirement Income Security Act of 1974, or ERISA, regulates certain aspects of employee health plans, including both insured and self-funded health plans sponsored by our clients, with which we have agreements to provide TPA services. As part of our agreements with a number of these clients, we offer PBM services through Progyny Rx. Because we believe the conduct of our business vis-à-vis these plans is not of a fiduciary nature, it is not generally subject to the fiduciary obligations of ERISA. However, there can be no assurance the United States Department of Labor, or the DOL, which is the agency that enforces ERISA, would not in the future assert that the fiduciary obligations imposed by ERISA apply to certain aspects of our operations or courts would not reach such a ruling in private ERISA litigation. ERISA also imposes civil and criminal liability on service providers to health plans subject to ERISA and certain other persons with relationships to such plans if certain forms of illegal or prohibited remuneration are made or received by such service providers or other persons. These provisions of ERISA are similar, but not identical, to the healthcare anti-kickback laws described above, although ERISA lacks the statutory and regulatory “safe harbor” exceptions incorporated into the healthcare anti-kickback laws. Like the healthcare anti-kickback laws, the corresponding provisions of ERISA are broadly written and their application to particular cases can be uncertain. ERISA plans are subject to certain rules, published by the DOL, including certain reporting requirements for direct and indirect compensation received by plan service providers. Separately, although ERISA generally preempts state laws that relate to ERISA plans, the recent Supreme Court ruling in Rutledge v. Pharm. Care Mgmt. Ass’n established that ERISA does not preempt all state laws imposing transparency or other requirements on PBMs.
•Prompt Pay Laws. Certain states have laws regulating the amount of time that may elapse from when a third-party payor receives a claim for services rendered to when those services are paid. These “prompt pay” laws may impact us as well as our self-insured clients and insurance carriers. Under these “prompt pay” laws, we may be obligated to pay healthcare providers within established time periods, and such time periods may be shorter than existing contracted terms and/or via electronic transfer. In many states, we are deemed to be exempt from the prompt pay laws, however, we seek to comply with them in each state in which we do business to the extent applicable, and our efforts include the use of controls such as policies and processing systems that ensure we pay claims as quickly as possible and contract language related to timeframes permitted by applicable law. If we do not make payments to healthcare providers in a timely fashion consistent with prompt pay laws, we may be required to pay interest in addition to any amounts owed to such providers. In addition, our reputation may be harmed and our contractual obligations to certain clients may be breached, causing us to lose revenue or otherwise pay penalties under such contracts.
•Network Adequacy and Access Requirements. Network adequacy and access laws require health plans to maintain a network of healthcare providers sufficient to deliver the benefits they contract to provide to their enrollees. In light of the increase in “narrow networks,” there has been a legislative push to ensure that commercial payors contract with a sufficient number of healthcare providers to create an “adequate network.” Additionally, a majority of states now have some form of legislation affecting our payor clients’ ability to limit access to a provider network or remove a provider from the network. Such legislation may require our clients to admit any healthcare provider including any pharmacy provider willing to meet the plan’s price and other terms for network participation (“any willing provider” legislation) or may provide that a provider may not be removed from a network except in compliance with certain procedures (“due process” legislation). Further, to ensure network adequacy and quality, a network may seek to accredit its healthcare providers through any number of accrediting bodies, such as the National Committee for Quality Assurance, or NCQA, and the Utilization Review Accreditation Commission. We follow NCQA standards to credential the health providers with whom we contract to provide services within our network, and engage Council for Affordable Quality Healthcare to conduct provider credentialing where required. Should any of the states we operate in determine that our network of providers does not meet adequacy or access requirements, we may be subject to administrative penalties and other administrative actions, as well as private litigation. In addition, if we are unable to contract with a sufficient number of providers, we may become subject to administrative penalties or enforcement actions from state regulatory agencies, litigation from consumers, and may be in breach of certain contractual covenants with our partners.
•Consumer Protection Laws. Federal and state consumer protection laws are being applied increasingly by the Federal Trade Commission, or FTC, Federal Communications Commission, or FCC, and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or health information, through websites or otherwise, and to regulate the presentation of website content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements to users of our services that describe how we handle personal information and choices consumers may have about the way we handle personal information. If such information that we publish is considered untrue, we may be subject to claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences, including, costs of defending against litigation, settling claims and loss of willingness of current and future clients to work with us.
•Restrictions on Communication. Communications with our members increasingly may be subject to and restricted by laws and regulations governing communications via telephone, fax, text, and email. We also use email and social media platforms as marketing tools. For example, we maintain social media accounts. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.
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
We are unable to predict how these changes to the ACA and other healthcare reform initiatives from new legislation, regulation, judicial action and/or executive action, including the CAA and No Surprises Act and state laws, will ultimately impact the healthcare industry and what the potential impact may be on our business or on our business and on our relationships with future clients, insurance carriers, and healthcare providers. Additionally, we cannot predict the timing or impact of any future rulemaking, court decisions or other changes in the law. If we are unable to comply with these laws or regulations or provide adequate assistance to our clients subject to these laws or regulations, it is reasonably possible that our business operations and operating results could be materially adversely affected.
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
Our effective tax rate could be impacted due to several factors, including, but not limited to:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties, and regulations or the interpretation of them;
•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•the outcome of future tax audits, examinations, or administrative appeals;
•limitations or adverse findings regarding our ability to do business in some jurisdictions; and
•discrete impact tax items, including such items resulting from the amount and timing of equity exercises and our share price.
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
As tenured investors look to monetize their positions, we have seen large blocks of shares enter the public market over a short period of time. The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of this and a variety of factors, some of which are beyond our control, including, but not limited to:
•high volume of direct sales into the market by large investors;
•actual or anticipated fluctuations in our financial condition or results of operations;
•variance in our financial performance from expectations of securities analysts;
•changes in the pricing of our solutions and services;
•changes in our projected operating and financial results;
•changes in laws or regulations applicable to our products and solutions;
•announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•significant data breaches of our company, providers, vendors or pharmacies;
•our involvement in litigation;
•future sales of our common stock by us or our stockholders;
•changes in senior management or key personnel;
•the trading volume of our common stock;
•changes in the anticipated future size and growth rate of our market; and
•general economic, industry, and market conditions.

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
Our results of operations may fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:
•fluctuations in demand for or pricing of our solutions;
•level and mix of utilization of our solutions by members;
•our ability to attract new clients;
•our ability to retain our existing clients;
•client expansion rates;
•changes in clients’ budgets and in the timing of their budget cycles and purchasing decisions;
•our ability to control costs, including our operating expenses and healthcare costs;
•the amount and timing of payment for operating expenses, particularly sales and marketing expenses;
•the amount and timing of non-cash expenses, including stock-based compensation expense, goodwill impairments and other non-cash charges;
•the amount and timing of costs associated with recruiting, training and integrating new employees and retaining and motivating existing employees;
•general economic conditions, as well as economic conditions specifically affecting industries in which our clients participate, including those related to the ongoing COVID-19 pandemic;
•the impact of new accounting pronouncements;
•changes in the competitive dynamics of our market, including consolidation among competitors or clients; and
•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our solutions and services.

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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our Board of Directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our Board of Directors that may be senior to our common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our Board of Directors, the chairperson of our Board of Directors, or our chief executive officer;

•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board of Directors;
•establish that our Board of Directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed for cause only upon the vote of at least 66 and 2/3% of our outstanding shares of voting stock;
•provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our Board of Directors or the holders of at least 66 and 2/3% of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.
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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including financial and credit markets, has recently experienced volatility and uncertainty, including rising interest and inflation rates, declines in economic growth, and declines in global equity markets. If the equity and credit markets continue to deteriorate, or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. As a result, our business, results of operations and price of our common stock may be adversely affected.

Increased scrutiny and changing expectations from the SEC regarding our environmental practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, as well as our investor attraction and retention.

Companies across all industries are facing increasing scrutiny related to their environmental, social and governance (“ESG”) practices and reporting. The SEC has focused increasingly on ESG practices and placed increasing importance on the implications and social cost of ESG reporting. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting do not meet SEC expectations, which continue to evolve, our brand, reputation and investor retention may be negatively impacted.

Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:

•the evolving regulatory requirements affecting ESG standards or disclosures;

•the availability of suppliers that can meet sustainability standards

If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, as well as our investor attraction and retention. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions, and our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, as well as our investor attraction and retention.

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
In the second quarter of 2022, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.

The following table provides a summary of shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans in the three months ended June 30, 2022:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program

April 1, 2022 through April 30, 2022	5,540	$45.10	—	$—
May 1, 2022 through May 31, 2022	10,597	33.23	—	—
June 1, 2022 through June 30, 2022	8,462	29.16	—	—
Total shares repurchased	24,599	$34.50	—	$—
(1)Represents shares withheld on net settlements of restricted stock units that vested under our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Progyny, Inc.	8-K	001-39100	3.1	10/31/2019
3.2	Amended and Restated By-laws of Progyny, Inc.	S-1	333-233965	3.4	9/27/2019
4.1	Form of common stock certificate	S-1/A	333-233965	4.1	10/15/2019
4.2	Form of 2013 Preferred Stock Warrant.	S-1/A	333-233965	4.2	10/15/2019
4.3	Form of 2014 Preferred Stock Warrant.	S-1/A	333-233965	4.3	10/15/2019
4.4	Form of 2015 Preferred Stock Warrant.	S-1/A	333-233965	4.4	10/15/2019
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank dated October 9, 2013.	S-1/A	333-233965	4.5	10/15/2019
10.1	Amended and Restated Employment Agreement between Progyny, Inc. and Mark Livingston dated June 7, 2022					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Progyny, Inc. (Registrant)

Date: August 5, 2022	By:	/s/ Peter Anevski
Peter Anevski
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Mark Livingston
Mark Livingston
Chief Financial Officer (Principal Financial and Accounting Officer)