Form 10-Q
period 2022-09-30
Progyny, Inc.
filed 2022-11-04
CIK 1551306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2022, the registrant had 92,883,242 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including without limitation statements regarding our future results of operations and financial position; our ability to acquire or invest in complementary businesses, products, and technologies; our ability to achieve profitability on an annual basis and sustain such profitability; the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash; our business strategy and our ability to acquire new clients and successfully engage new and existing clients, our ability to effectively manage our growth; our ability to compete effectively with existing competitors and new market entrants; the impact of recently adopted accounting pronouncements; our ability to attract and retain qualified employees and key personnel; the plans and objectives of management for future operations and capital expenditures; general economic and market trends; the impacts of the COVID-19 pandemic, including variants, on our business, operations, and the markets and communities in which we and our clients, members and providers operate and the potential impact of evolving laws and regulations, including any laws and regulations restricting reproductive rights. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

SUMMARY OF RISKS AFFECTING OUR BUSINESS
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission, or the SEC, before making an investment decision regarding our common stock.
•The COVID-19 pandemic, including variants, has had and is expected to continue to have, and similar health epidemics or pandemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our clients, members and providers operate.
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
•Changes or developments in the health insurance markets in the United States, including passage and implementation of a law to create a single-payer or government-run health insurance program, could adversely harm our business and operating results.
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
•Unfavorable conditions in the global economy or our industry could limit our ability to grow our business and negatively affect our results of operations.
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
•If we fail to maintain an efficient pharmacy distribution network or if there is a disruption to our network of specialty pharmacies or their supply chains, our business, financial condition and results of operations could suffer.
•We operate in a highly regulated industry and must comply with a significant number of complex and evolving legal and regulatory requirements.
•The healthcare regulatory and political framework is uncertain and evolving. Recent and future developments in the healthcare industry could have an adverse impact on our business, financial condition and results of operations.
GENERAL
Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Progyny,” “the Company,” “we,” “our” and “us” refer to Progyny, Inc. and its wholly owned subsidiaries.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROGYNY, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$72,520	$91,413
Marketable securities	68,473	28,005
Accounts receivable, net of $27,197 and $17,379 of allowances at September 30, 2022 and December 31, 2021, respectively	258,035	134,557
Prepaid expenses and other current assets	2,838	4,564
Total current assets	401,866	258,539
Property and equipment, net	7,201	5,027
Operating lease right-of-use assets	7,132	7,805
Goodwill	11,880	11,880
Intangible assets, net	223	599
Deferred tax assets	78,016	71,274
Other noncurrent assets	4,126	2,941
Total assets	$510,444	$358,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,163	$61,399
Accrued expenses and other current liabilities	52,705	37,425
Total current liabilities	156,868	98,824
Operating lease noncurrent liabilities	6,720	7,419
Total liabilities	163,588	106,243
Commitments and Contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2022 and December 31, 2021; 92,633,184 and 91,088,781 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	323,125	255,339
Treasury stock, at cost, $0.0001 par value; 615,980 shares at September 30, 2022 and December 31, 2021	(1,009)	(1,009)
Accumulated earnings (deficit)	24,526	(2,424)
Accumulated other comprehensive income (loss)	205	(93)
Total stockholders’ equity	346,856	251,822
Total liabilities and stockholders’ equity	$510,444	$358,065
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$205,371	$122,284	$572,592	$373,068
Cost of services	159,376	93,792	449,761	286,048
Gross profit	45,995	28,492	122,831	87,020
Operating expenses:
Sales and marketing	11,166	4,441	32,677	12,483
General and administrative	23,574	14,986	70,119	42,009
Total operating expenses	34,740	19,427	102,796	54,492
Income from operations	11,255	9,065	20,035	32,528
Other income, net:
Other income (expense), net	82	(92)	11	(73)
Interest income, net	202	144	254	378
Total other income, net	284	52	265	305
Income before income taxes	11,539	9,117	20,300	32,833
Benefit for income taxes	1,672	7,679	6,650	17,856
Net income	$13,211	$16,796	$26,950	$50,689
Net income per share:
Basic	$0.14	$0.19	$0.29	$0.57
Diluted	$0.13	$0.17	$0.27	$0.51
Weighted-average shares used in computing net income per share:
Basic	92,316,022	89,571,226	91,901,778	88,594,135
Diluted	99,819,801	100,370,331	99,865,366	100,326,221
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$13,211	$16,796	$26,950	$50,689
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	187	(42)	298	(313)
Total other comprehensive income (loss)	187	(42)	298	(313)
Total comprehensive income	$13,398	$16,754	$27,248	$50,376
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Earnings (Deficit)	Other Comprehensive Income (Loss)	Total
	Shares	Amount

For the three months ended September 30, 2022:
Balance at June 30, 2022	92,056,816	$9	$(1,009)	$300,691	$11,315	$18	$311,024
Issuance of employee equity awards, net of shares withheld	576,368	—	—	(984)	—	—	(984)
Stock-based compensation	—	—	—	23,418	—	—	23,418
Other comprehensive income (loss)	—	—	—	—	—	187	187
Net income	—	—	—	—	13,211	—	13,211
Balance at September 30, 2022	92,633,184	$9	$(1,009)	$323,125	$24,526	$205	$346,856

For the three months ended September 30, 2021:
Balance at June 30, 2021	89,360,084	$9	$(1,009)	$240,111	$(34,300)	$(270)	$204,541
Issuance of employee equity awards, net of shares withheld	648,726	—	—	(4,361)	—	—	(4,361)
Stock-based compensation	—	—	—	7,179	—	—	7,179
Other comprehensive income (loss)	—	—	—	—	—	(42)	(42)
Net income	—	—	—	—	16,796	—	16,796
Balance at September 30, 2021	90,008,810	$9	$(1,009)	$242,929	$(17,504)	$(312)	$224,113

For the nine months ended September 30, 2022:
Balance at December 31, 2021	91,088,781	$9	$(1,009)	$255,339	$(2,424)	$(93)	$251,822
Issuance of employee equity awards, net of shares withheld	1,544,403	—	—	(4,157)	—	—	(4,157)
Stock-based compensation	—	—	—	71,943	—	—	71,943
Other comprehensive income (loss)	—	—	—	—	—	298	298
Net income	—	—	—	—	26,950	—	26,950
Balance at September 30, 2022	92,633,184	$9	$(1,009)	$323,125	$24,526	$205	$346,856

For the nine months ended September 30, 2021:
Balance at December 31, 2020	87,054,329	$9	$(1,009)	$236,139	$(68,193)	$1	$166,947
Issuance of employee equity awards, net of shares withheld	2,129,490	—	—	(11,952)	—	—	(11,952)
Stock-based compensation	—	—	—	18,742	—	—	18,742
Warrant exercise	824,991	—	—	0	—	—	0
Other comprehensive income (loss)	—	—	—	—	—	(313)	(313)
Net income	—	—	—	—	50,689	—	50,689
Balance at September 30, 2021	90,008,810	$9	$(1,009)	$242,929	$(17,504)	$(312)	$224,113
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$26,950	$50,689
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(6,742)	(17,856)
Non-cash interest expense	—	38
Depreciation and amortization	1,155	985
Stock-based compensation expense	71,451	18,698
Bad debt expense	9,685	7,221
Changes in operating assets and liabilities:
Accounts receivable	(133,163)	(66,738)
Prepaid expenses and other current assets	1,715	414
Accounts payable	42,707	11,674
Accrued expenses and other current liabilities	16,330	13,089
Other noncurrent assets and liabilities	(1,210)	(992)
Net cash provided by operating activities	28,878	17,222

INVESTING ACTIVITIES
Purchase of property and equipment, net	(2,520)	(1,517)
Purchase of marketable securities	(125,156)	(90,481)
Sale of marketable securities	84,983	107,076
Net cash (used in) provided by investing activities	(42,693)	15,078

FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,130	1,753
Payment of employee taxes related to equity awards	(7,957)	(13,106)
Proceeds from contributions to employee stock purchase plan	749	972
Net cash used in financing activities	(5,078)	(10,381)
Net (decrease) increase in cash and cash equivalents	(18,893)	21,919
Cash and cash equivalents, beginning of period	91,413	70,305
Cash and cash equivalents, end of period	$72,520	$92,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$146	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$76	$262
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
The Company enhanced its fertility benefits solution with the launch of Progyny Rx, its pharmacy benefits solution, effective January 1, 2018. Progyny Rx provides the Company's members with access to the medications needed during their fertility treatment. As part of this solution, the Company provides care management services, which include formulary plan design, simplified authorization, assistance with prescription fulfillment, and timely delivery of the medications by the Company’s network of specialty pharmacies, as well as medication administration training, pharmacy support services, and continuing PCA support. As a pharmacy benefits solution provider, Progyny manages the dispensing of pharmaceuticals through the Company’s specialty pharmacy contracts. The pharmacy benefits solution is only available as an add-on service to its fertility benefits solution.
Basis of Presentation
The accompanying interim unaudited consolidated financial statements include the accounts of Progyny, Inc. and its wholly owned subsidiaries. The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial position as of September 30, 2022, the results of the Company's operations for the three and nine months ended September 30, 2022 and 2021 and the results of the Company's cash flows for the nine months ended September 30, 2022 and 2021. Therefore, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022 (the “Annual Report on Form 10-K”).
The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results expected for the year ending December 31, 2022 or any other future period. Additionally, there are many uncertainties regarding the coronavirus (“COVID-19”) pandemic, including variants, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it has impacted and may continue to impact its customers and members, its provider network, specialty pharmacy partners, employees, suppliers, vendors, and other business partners. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, future results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and variants, the actions taken to contain it or treat its impact, vaccine roll-out efforts and impact, including vaccine hesitancy, break-through cases and the economic impact on local, regional and national markets. The overall disruption of the healthcare and fertility markets and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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
There were no material contract asset or contract liability balances as of September 30, 2022 and December 31, 2021.
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
As of September 30, 2022 and December 31, 2021, accrued receivables were $56.5 million and $30.2 million, respectively. Accrued receivables are included within accounts receivable in the consolidated balance sheet.
Accrued claims payable of $37.3 million and $20.0 million as of September 30, 2022 and December 31, 2021, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms.
As of September 30, 2022 and December 31, 2021, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $65.7 million and $23.7 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the consolidated balance sheet.
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

Nine Months Ended September 30, 2022	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$17,379	$9,685	$133	$27,197

Cost of Services
Fertility Benefits Services
Fertility benefits services costs include: (1) fees paid to provider clinics within the Company’s network, labs and anesthesiologists; (2) costs incurred (including salaries, bonuses, benefits, stock-based compensation expense, other related costs, and an allocation of the Company's general overhead, depreciation and amortization) for those employees associated with care management service functions: Provider Account Management, PCA, Provider Relations and Claims Processing teams; and (3) related information technology support costs. Contracts with provider clinics are typically for a term of one to two years.
Pharmacy Benefits Services
Pharmacy benefits services costs include: (1) the fees for prescription drugs dispensed and clinical services provided during the reporting period by specialty pharmacy partners; (2) costs incurred (including salaries, bonuses, benefits, stock-based compensation expense, other related costs, and an allocation of the Company's general overhead, depreciation and amortization) for those employees associated with care management service functions: PCA, Provider Relations and Claims Processing teams; and (3) related information technology support costs. Contracts with the specialty pharmacies are typically for a term of one year.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted this standard as of January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
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

3.Revenue
Disaggregated revenue
The following table disaggregates revenue by service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Fertility benefits services revenue	$129,301	$85,313	$367,009	$266,433
Pharmacy benefits services revenue	76,070	36,971	205,583	106,635
Total revenue	$205,371	$122,284	$572,592	$373,068
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
As of September 30, 2022 and December 31, 2021, the Company had $74.4 million and $93.7 million, respectively, in financial assets held in money market accounts and $68.5 million and $28.0 million, respectively, held in marketable securities, including U.S. treasury bills. All were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets.
As of September 30, 2022 and December 31, 2021, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.
5.Leases
In September 2019, the Company’s lease agreement for its corporate headquarters commenced and is scheduled to expire in May 2029. Pursuant to the lease, the Company is obligated to pay the base rent of approximately $1.3 million per annum through the end of the fifth lease year and approximately $1.4 million per annum thereafter through the expiration date.
The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for each of the three months ended September 30, 2022 and 2021 was $0.3 million. For each of the nine months ended September 30, 2022 and 2021, lease expense was $0.9 million.
Cash outflows from operating activities attributable to the operating lease for each of the nine months ended September 30, 2022 and 2021 was $1.0 million.

Information related to the Company's leases is as follows (in thousands):

	Balance Sheet Location	September 30, 2022	December 31, 2021
Operating Leases
Right-of-use asset	Operating lease right-of-use assets	$7,132	$7,805
Short-term lease liabilities	Accrued expenses and other current liabilities	$1,231	$1,231
Long-term lease liabilities	Operating lease noncurrent liabilities	$6,720	$7,419

Other information
Weighted-average remaining lease term, operating lease		6.7 years	7.4 years
Weighted-average discount rate, operating lease		4.29%	4.29%
Future minimum facility lease payments related to the Company's operating lease liabilities as of September 30, 2022 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments as of September 30, 2022
2022	$321
2023	1,286
2024	1,326
2025	1,407
2026	1,407
Thereafter	3,400
Total undiscounted lease payments	$9,147
Less: imputed interest	1,196
Present value of lease liabilities	$7,951
Less: current portion of operating lease liabilities	1,231
Operating lease noncurrent liabilities	$6,720
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
During the nine months ended September 30, 2021, the Company recorded interest expense on the SVB Line of Credit of $38,000.
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
8.Stock-based Compensation Expense
The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of services	$6,268	$1,536	$18,603	$4,284
Sales and marketing	5,184	917	15,026	2,396
General and administrative	11,845	4,694	37,822	12,018
Total stock-based compensation expense	$23,297	$7,147	$71,451	$18,698

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
November 2022 Retention Grants

On October 18, 2022, the Company's Board of Directors granted 3,706,800 non-qualified stock options and 207,400 restricted stock unit awards under the Company's 2019 Equity Incentive Plan to certain key executives and employees of the Company. In each case, the awards vest 25% on the first anniversary of the vesting commencement date with the remaining 75% of such award vesting in equal quarterly installments thereafter over the next three years.

9.Income Taxes
For the nine months ended September 30, 2022 and 2021, the Company calculated its year-to-date provision for income taxes by applying the estimated annual effective tax rate to the year-to-date profit from operations before income taxes and adjusts the provision for income taxes for discrete tax items recorded in the period. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income before income taxes and any significant permanent tax items. During the nine months ended September 30, 2022 and 2021, the Company recorded a benefit for taxes of $6.7 million and $17.9 million, respectively, primarily due to equity compensation activity that occurred during the period.
10.Net Income Per Share
Basic net income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding for the period.
Diluted net income per share is computed by dividing the diluted net income by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares assuming dilutive effect of outstanding common stock options, restricted stock units, common stock warrants, and shares issuable under the employee stock purchase program. In periods when the Company has incurred a net loss, diluted net loss per share is the same as basic net loss per share because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. A reconciliation of net income and the number of shares in the calculation of basic and diluted net income per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic net income per common share:
Numerator:
Net income	$13,211	$16,796	$26,950	$50,689

Denominator:
Weighted-average shares used in computing basic net income per share	92,316,022	89,571,226	91,901,778	88,594,135
Basic net income per share	$0.14	$0.19	$0.29	$0.57

Diluted net income per common share:
Numerator:
Net income	$13,211	$16,796	$26,950	$50,689

Denominator:
Weighted-average shares used in computing basic net income per share	92,316,022	89,571,226	91,901,778	88,594,135
Effect of dilutive securities	7,503,779	10,799,105	7,963,588	11,732,086
Weighted-average shares used in computing diluted net income per share	99,819,801	100,370,331	99,865,366	100,326,221
Diluted net income per share	$0.13	$0.17	$0.27	$0.51
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted income per share for the period presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	7,184,651	1,165,092	7,159,982	860,650
Shares issuable under ESPP	—	1,082	—	140
Restricted stock units	1,627,946	74,123	1,928,378	28,654
Total	8,812,597	1,240,297	9,088,360	889,444

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission, or the SEC, on March 1, 2022. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A. in this Quarterly Report on Form 10-Q.
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
Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our current base of clients to over 280 with at least 1,000 covered lives. We currently provide coverage to approximately 4.6 million employees and their partners (known in our industry as covered lives), whom we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since inception, and our member satisfaction over that same period is evidenced by our industry-leading Net Promoter Score, or NPS, of +81 for our fertility benefits solution and +79 for our integrated pharmacy benefits solution, Progyny Rx as of December 31, 2021. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

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
Our Clients. We currently serve over 280 employers with at least 1,000 covered lives in the United States across more than 30 industries. Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 600,000 employees, represent approximately 4.6 million covered lives.
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
•Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively.
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
Member and Client Base. Our addressable market is primarily large self-insured employers. There are approximately 8,000 employers in the United States (excluding quasi-governmental entities, such as universities, school systems, and labor unions) who have a minimum of 1,000 employees, representing approximately 75 million potential covered lives in total. Our current member base of approximately 4.6 million covered lives represents a mid-single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of September 30, 2022 and December 31, 2021, we served 282 and 191 clients, respectively, representing 4,567,000 and 2,935,000 members, respectively.
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
Benefits Utilization. A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to approximately 4.6 million members as of September 30, 2022.
The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Assisted Reproductive Treatment (ART) Cycles(1)	11,086	6,892	30,402	20,790
Utilization - All Members(2)	0.49%	0.51%	1.00%	1.07%
Utilization - Female Only(2)	0.44%	0.46%	0.85%	0.90%
Average Members	4,482,000	2,856,000	4,301,000	2,774,000
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

Impact of COVID-19 on our Business
The COVID-19 pandemic has significantly impacted various markets around the world, including the United States. Restrictions related to COVID-19, including variants, and our responses to them have significantly impacted and may continue to impact how our members use our services, access our providers, and how our employees work and provide services to our clients and members, resulting in an impact on our revenue. We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to monitor liquidity, as necessary, and ensure that our business can continue to operate during these uncertain times. COVID-19, including variants, and related restrictions continued to have a negative impact on our revenue growth for the nine months ended September 30, 2022. To the extent that the markets we serve experience increased cases of COVID-19, including variants, state or local governments may reinstitute measures to control its spread, which could again negatively impact our members’ access to care, which could in turn impact our business. We will continue to evaluate the nature and extent of these potential impacts to our business, results of operations and liquidity.
For additional information on the various risks posed by the COVID-19 pandemic, please refer to Part II, Item 1A. "Risk Factors" included in this Quarterly Report on Form 10-Q.
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
General and Administrative Expense
General and administrative expense consists primarily of employee related costs, including salaries, bonuses, benefits, stock-based compensation expense, other related costs, and an allocation of our general overhead, depreciation and amortization for those employees associated with general and administrative services such as executive, legal, human resources, information technology, accounting, and finance. These expenses also include third-party consulting services and facilities costs. We anticipate that we will incur additional general and administrative expenses on an ongoing basis as a public company and to support the growth of our business.
Other Income, net
Other income, net primarily includes investment income and losses as well as interest income and expense.
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
On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into law, which includes changes to the United States corporate income tax system, including an adjusted book income minimum tax, which is effective for tax years beginning after December 31, 2022. We do not expect these provisions to have a material impact on our income taxes.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$205,371	$122,284	$572,592	$373,068
Cost of services(1)	159,376	93,792	449,761	286,048
Gross profit	45,995	28,492	122,831	87,020
Operating expenses:
Sales and marketing(1)	11,166	4,441	32,677	12,483
General and administrative(1)	23,574	14,986	70,119	42,009
Total operating expenses	34,740	19,427	102,796	54,492
Income from operations	11,255	9,065	20,035	32,528
Other income, net	284	52	265	305
Income before income taxes	11,539	9,117	20,300	32,833
Benefit for income taxes	1,672	7,679	6,650	17,856
Net income	$13,211	$16,796	$26,950	$50,689

________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of services	$6,268	$1,536	$18,603	$4,284
Sales and marketing	5,184	917	15,026	2,396
General and administrative	11,845	4,694	37,822	12,018
Total stock‑based compensation expense	$23,297	$7,147	$71,451	$18,698

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	77.6	76.7	78.5	76.7
Gross profit	22.4	23.3	21.5	23.3
Operating expenses:
Sales and marketing	5.4	3.6	5.7	3.3
General and administrative	11.5	12.3	12.3	11.3
Total operating expenses	16.9	15.9	18.0	14.6
Income from operations	5.5	7.4	3.5	8.7
Other income, net	0.1	0.0	0.0	0.1
Income before income taxes	5.6	7.4	3.5	8.8
Benefit for income taxes	0.8	6.3	1.2	4.8
Net income	6.4%	13.7%	4.7%	13.6%
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
Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of Adjusted EBITDA include: (1) it does not properly reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating income and expenses, including other (income) expense, net and interest (income) expense, net; and (5) it does not reflect tax payments that may represent a reduction in cash available to us. In addition, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net income, gross margin, and other U.S. GAAP results.

We calculate Adjusted EBITDA as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, other (income) expense, net, interest income, net, and benefit for income taxes. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with U.S. GAAP, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Net income	$13,211	$16,796	$26,950	$50,689
Add:
Depreciation and amortization	405	267	1,155	985
Stock‑based compensation expense	23,297	7,147	71,451	18,698
Other (income) expense, net	(82)	92	(11)	73
Interest income, net	(202)	(144)	(254)	(378)
Benefit for income taxes	(1,672)	(7,679)	(6,650)	(17,856)
Adjusted EBITDA	$34,957	$16,479	$92,641	$52,211
Comparison of Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,
	2022	2021	% Change

	(dollars in thousands)
Revenue	$205,371	$122,284	68%
Revenue increased by $83.1 million, or 68%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase is primarily due to a $44.0 million, or 52%, increase in revenue from our fertility benefits solution and a $39.1 million, or 106%, increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added the Progyny Rx benefit. Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefits solution clients since its initial launch.
Cost of Services

	Three Months Ended September 30,
	2022	2021	% Change

	(dollars in thousands)
Cost of services	$159,376	$93,792	70%
Cost of services increased by $65.6 million, or 70%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered. This increase in cost of services was also attributable to an increase in personnel-related costs primarily due to incremental headcount as well as a $4.7 million increase in stock-based compensation expense.

Gross Profit and Gross Margin

	Three Months Ended June 30,
	2022	2021	% Change

	(dollars in thousands)
Gross profit	$45,995	$28,492	61%
Gross margin	22.4%	23.3%
Gross profit increased by $17.5 million, or 61%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Gross margin decreased 90 basis points for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an increase in stock-based compensation expense for employees supporting our care management service functions, partially offset by ongoing efficiencies realized in the delivery of our care management services.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended September 30,
	2022	2021	% Change

	(dollars in thousands)
Sales and marketing	$11,166	$4,441	151%
Sales and marketing expense increased by $6.7 million, or 151% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily due to a $6.1 million increase in personnel-related costs attributable to an increase in stock-based compensation expense of $4.3 million, incremental headcount and an increase in sales commissions, as well as a $0.6 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Three Months Ended June 30,
	2022	2021	% Change

	(dollars in thousands)
General and administrative	$23,574	$14,986	57%
General and administrative expense increased by $8.6 million, or 57%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily due to a $7.3 million increase in personnel-related costs including an increase in stock-based compensation expense of $7.2 million, as well as a $1.2 million increase in bad debt expense.

Other Income, Net

	Three Months Ended September 30,
	2022	2021	% Change

	(dollars in thousands)
Other income, net	$284	$52	NM
Other income, net increased by $0.2 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an increase in investment and interest income.
Benefit for Income Taxes

	Three Months Ended September 30,
	2022	2021	% Change

	(dollars in thousands)
Benefit for income taxes	$1,672	$7,679	(78)%
For the three months ended September 30, 2022, we recorded a benefit for income taxes of $1.7 million, as compared to a benefit for income taxes of $7.7 million for the three months ended September 30, 2021 primarily due to less equity compensation activity that occurred during the current year period.
Comparison of Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,
	2022	2021	% Change

	(dollars in thousands)
Revenue	$572,592	$373,068	53%
Revenue increased by $199.5 million, or 53%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase is primarily due to a $100.6 million, or 38%, increase in revenue from our fertility benefits solution and a $98.9 million, or 93%, increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added the Progyny Rx benefit. Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefits solution clients since its initial launch. Our revenue growth for the nine months ended September 30, 2022 and September 30, 2021 was negatively impacted by COVID-19.
Cost of Services

	Nine Months Ended September 30,
	2022	2021	% Change

	(dollars in thousands)
Cost of services	$449,761	$286,048	57%
Cost of services increased by $163.7 million, or 57%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered. This increase in cost of services was also attributable to an increase in personnel-related costs primarily due to incremental headcount as well as a $14.3 million increase in stock-based compensation expense.

Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2022	2021	% Change

	(dollars in thousands)
Gross profit	$122,831	$87,020	41%
Gross margin	21.5%	23.3%
Gross profit increased by $35.8 million, or 41%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Gross margin decreased 180 basis points for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an increase in stock-based compensation expense for employees supporting our care management service functions.
Operating Expenses
Sales and Marketing Expense

	Nine Months Ended September 30,
	2022	2021	% Change

	(dollars in thousands)
Sales and marketing	$32,677	$12,483	162%
Sales and marketing expense increased by $20.2 million, or 162% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to a $18.3 million increase in personnel-related costs attributable to an increase in stock-based compensation expense of $12.6 million, incremental headcount and an increase in sales commissions, as well as a $1.9 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Nine Months Ended September 30,
	2022	2021	% Change

	(dollars in thousands)
General and administrative	$70,119	$42,009	67%
General and administrative expense increased by $28.1 million, or 67%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to a $26.4 million increase in personnel-related costs resulting including an increase in stock-based compensation expense of $25.8 million, as well as a $2.5 million increase in bad debt expense. This increase was partially offset by a $0.8 million decrease in other related general and administrative expenses.

Other Income, Net

	Nine Months Ended September 30,
	2022	2021	% Change

	(dollars in thousands)
Other income, net	$265	$305	(13)%
Other income, net decreased by $40,000, or 13%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a decrease in interest income, partially offset by an increase to investment income.
Benefit for Income Taxes

	Nine Months Ended September 30,
	2022	2021	% Change

	(dollars in thousands)
Benefit for income taxes	$6,650	$17,856	(63)%
For the nine months ended September 30, 2022, we recorded a benefit for income taxes of $6.7 million as compared to a benefit for income taxes of $17.9 million for the nine months ended September 30, 2021 primarily due to less equity compensation activity that occurred during the current year period.
Liquidity and Capital Resources
As of September 30, 2022, we had $72.5 million of cash and cash equivalents and $68.5 million of marketable securities. Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities. Our cash and cash equivalents and working capital are affected by the timing of payments to third-party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.
On October 29, 2019, we completed our initial public offering, or IPO in which we issued and sold 6,700,000 shares of our common stock at a public offering price of $13.00 per share. We received net proceeds of approximately $77.6 million from the IPO, after deducting underwriters’ discounts and commissions of $5.9 million and offering costs of $3.6 million.
We believe that our existing cash and cash equivalents, marketable securities and cash flow from operations, will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including sales of our solutions and client renewals, the timing and the amount of cash received from clients, the expansion of our sales and marketing activities, and the continuing market adoption of our solutions.
Other than the impact on our revenue growth and the related cash flows resulting from the various restrictions on activities due to the COVID-19 pandemic, our sources and uses of cash were not otherwise materially impacted by the COVID-19 pandemic in the nine months ended September 30, 2022 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic, including variants, may have on our business and financial results. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity in the future. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. For additional information on the various risks posed by the COVID-19 pandemic, please refer to Part II, Item 1A. "Risk Factors" included in this Quarterly Report on Form 10-Q.
In June 2018, we entered into an agreement with Silicon Valley Bank to replace our then-outstanding term loan with a revolving line of credit of up to $15 million, which was amended in April 2019, January 2020, June 2020, and February 2021. The line of credit matured on June 8, 2021.
The following table summarizes our cash flows from operations for the periods presented:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Cash provided by operating activities	$28,878	$17,222
Cash (used in) provided by investing activities	(42,693)	15,078
Cash used in financing activities	(5,078)	(10,381)
Net (decrease) increase in cash and cash equivalents	$(18,893)	$21,919
Operating Activities
Net cash provided by operating activities was $28.9 million for the nine months ended September 30, 2022, primarily consisting of net income of $27.0 million adjusted for certain non-cash items, which include $71.5 million of stock-based compensation expense, $9.7 million of bad debt expense, $6.7 million of deferred tax benefit, and $1.2 million of depreciation and amortization. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $133.2 million and other noncurrent assets and liabilities of $1.2 million, partially offset by cash provided by operating activities from increases in accounts payable of $42.7 million and accrued expenses and other current liabilities of $16.3 million, and a decrease in prepaid expenses and other current assets of $1.7 million. These changes were a result of the impact of revenue growth and our operating results as well as the timing of cash collections and payments to third parties.
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
Investing Activities
Net cash used in investing activities was $42.7 million for the nine months ended September 30, 2022, which primarily consisted of net investments in marketable securities of $40.2 million. Net cash provided by investing activities was $15.1 million for the nine months ended September 30, 2021, which primarily consisted of net proceeds of $16.6 million from marketable securities. The remainder of the activity for each of the nine months ended September 30, 2022 and September 30, 2021 consisted of purchases of computers, software, including capitalized software development costs, and leasehold improvements.
Financing Activities
Net cash used in financing activities was $5.1 million for the nine months ended September 30, 2022, consisting of payments of $8.0 million for employee taxes related to equity awards, partially offset by $2.1 million in proceeds from stock option exercises and $0.7 million in proceeds from contributions to our employee stock purchase plan.

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
For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K as well as "Financial Statements (Unaudited) — Note 1 – Business and Basis of Presentation" and "Financial Statements (Unaudited) — Note 2 – Significant Accounting Policies" in the notes to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to the Company’s critical accounting policies and estimates since our Annual Report on Form 10-K.
Recently Adopted Accounting Pronouncements
For a full discussion of recently adopted accounting pronouncements, see "Financial Statements (Unaudited) —Note 2 – Significant Accounting Policies", to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.
Interest Rate Risk
As of September 30, 2022, we had cash and cash equivalents of $72.5 million and marketable securities of $68.5 million.
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
Inflation Rate Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. The rate of inflation may, however, affect our expenses, including fees paid to providers within our network, fees for prescription drugs and clinical services provided by our specialty pharmacy partners, care management costs related to providing our services, as well as other operating expenses. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. To the extent inflation has a significant impact on our expenses, which we are unable to recover from our customers, it may adversely affect our results of operations, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Limitations on Effectiveness of Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In the third quarter of 2022, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.
The following table provides a summary of shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans in the three months ended September 30, 2022:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program

July 1, 2022 through July 31, 2022	4,398	$30.95	—	$—
August 1, 2022 through August 30, 2022	10,186	43.46	—	—
September 1, 2022 through September 30, 2022	16,285	40.37	—	—
Total shares repurchased	30,869	$40.05	—	$—
(1)Represents shares withheld on net settlements of restricted stock units that vested under our equity incentive plans.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider all of the information contained in this Quarterly Report on Form 10-Q, including the sections titled “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. Any of the following risks could materially and adversely affect our business, financial condition and results of operations, the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business and Industry
The COVID-19 pandemic, including variants, has had and is expected to continue to have, and similar health epidemics or pandemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our clients, members and providers operate.
The COVID-19 pandemic continues to evolve, with pockets of resurgence and the emergence of variant strains contributing to continued uncertainty about its scope, duration, severity, trajectory and lasting impact. The pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. Our revenue growth for the nine months ended September 30, 2022 and 2021 was negatively impacted by COVID-19, including variants, and our revenue growth in future periods may continue to be adversely impacted by COVID-19. Our providers have delayed and may in the future delay new fertility cycles because they operate in areas acutely affected by the COVID-19 pandemic, on account of executive orders to postpone non-emergent surgeries or other medical treatments, or in order to conserve medical resources for non-fertility related medical treatments. Many of our members live in communities that have been acutely affected by the COVID-19 pandemic and have delayed and may not want to continue or begin new fertility cycles during the pandemic, including due to any resurgences in infections. Emerging research and the limited consumer information on the impact of COVID-19 vaccines on pregnancy may also affect member behavior and utilization. Furthermore, as certain of our potential clients experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the COVID-19 pandemic, they have and may continue to decrease their spending on health benefits, which may disproportionately impact fertility benefits, and delay or cancel implementation of fertility benefits. Each of these factors could affect member behavior, our utilization rates and the number of members enrolled in our clients’ benefit plans.
In addition to the potential direct impacts to our business, the economy may continue to be impacted as a result of the COVID-19 pandemic, including any resurgences in infections, and actions taken in response to it. To the extent a weakened economy impacts clients’ or members’ ability or willingness to pay for our benefit, or our vendors’, including any pharmacy program partners’, ability to provide services to us, we could see our business and results of operations negatively impacted.
Our corporate offices are open to employees on a hybrid basis, while implementing additional health and safety measures and protocols in response to the pandemic. We may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in the best interests of our business, our employees and the communities we serve. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working partially remotely, or, if required, fully remotely, because our team is dispersed, many employees may have additional personal needs to attend to, and employees may become sick themselves and be unable to work or travel to our office. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential clients, and in some cases, relative to our previous expectations, delays in onboarding new clients, responding to members, data collection and review, and a corresponding reduction in growth, or other decreases in productivity that could seriously harm our business. In addition, working remotely could increase our cybersecurity risk and make us more susceptible to communication disruptions, which could adversely impact our business operations or delay necessary interactions with our clients, members, providers and other third parties. Furthermore, we may decide to postpone or cancel planned investments in our business in response to changes in our business as a result of the COVID-19 pandemic, which may impact our member utilization and rate of growth, either of which could seriously harm our business.
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
The global impact of COVID-19, due to variants and resurgences of infections, continues to rapidly evolve, and we will continue to monitor the situation closely. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. The ultimate impact of the COVID-19 pandemic or a similar health epidemic or pandemic is highly uncertain and subject to change; and will depend on numerous evolving factors that we may not be able to accurately predict, including without limitation: the trajectory, duration, scope, severity, and any resurgences of the COVID-19 pandemic; the effectiveness and evolution of vaccine rollout plans, including any mandates, in particular as new variants emerge; the public’s perception of the safety of the vaccines and other treatments and their willingness to take the vaccines or other treatments; the existence and prevalence of new variants of the virus; the continued impact on worldwide macroeconomic conditions, including interest rates, employment rates and consumer confidence; governmental, business, and individuals' actions that have been, and continue to be, taken in response to the pandemic; the effect on our providers, clients and members; changes in demand for our services; our ability to sell and provide our services; the ability of our clients and members to pay for our services; the health of, and the effect on, our workforce; and the potential effects on our internal controls, including our internal control over financial reporting, as a result of changes in working environments for our employees and business partners. While the effects of the COVID-19 pandemic may eventually be contained or mitigated, there is no guarantee that any future resurgences or future outbreak of this or any other widespread epidemics or pandemics will not occur, or that the global economy will recover, either of which could seriously harm our business.
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
We have provided and may continue to provide guidance about our business and future operating results. On November 3, 2022, we issued guidance for the fiscal quarter and fiscal year ending December 31, 2022. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given and may be revised at a later time, solely in our discretion, as we learn more information. Such forward looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In developing this guidance, our management must make certain assumptions and judgments about its future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic, economic conditions globally, and the impact on the volumes and behavior of both clinics and members which are inherently difficult to predict. While the guidance may be presented with numerical specificity, it is necessarily speculative in nature. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our business and future operating results. Additionally, we are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of the COVID-19 pandemic and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic or other factors will have on all aspects of our business, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
The fertility market in which we participate is competitive, and if we do not continue to compete effectively, our results of operations could be harmed.
The market for our solutions is competitive and is likely to attract increased competition, which could make it hard for us to succeed. We compete on the basis of several factors, including the comprehensiveness of our benefits solutions and the Smart Cycle (our unique approach to benefits plan design which ensures that members always have coverage for a full treatment cycle as their access to treatment is not limited by a dollar maximum that could be exhausted mid-treatment), superior clinical outcomes, access for all employee groups (including LGBTQ+ and single mothers by choice), equitable access to care across geographies, quality of the member experience and comprehensive member support, access to our selective Center of Excellence (our proprietary, credentialed network of high-quality fertility specialists), data reporting and sharing and access to an integrated pharmacy solution. While we do not believe any single competitor offers a similarly robust and integrated fertility and family building benefits solution as to what we provide, there are alternative solutions in the market such as the health insurance companies who are able to provide fertility benefits management services as part of their overall administration of a company's health plan and who are our primary competition. In addition, other competitors include specialty fertility-focused solutions owned or sponsored by the health insurance companies to provide more comprehensive support to fertility patients than their general medical coverage provides, such as case management or educational support, and the venture capital or private equity-backed companies who focus on maternity and reproductive health services more broadly, or who provide fertility-specific benefits solutions.

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
In addition, as the fertility benefits field gains more attention, more competitors may be drawn into the market. We also could be adversely affected if we fail to identify or effectively respond to changes in market dynamics. As a result of any of these factors, we may not be able to continue to compete successfully against our current or future competitors, and this competition could result in the failure of our platform to continue to maintain market acceptance, which would harm our business, financial condition and results of operations.
Many healthcare industry participants are consolidating to create larger and more integrated healthcare delivery systems with greater market power and we expect regulatory and economic conditions to result in additional consolidation in the healthcare industry. Additionally, financial investors are acquiring fertility practices and this may accelerate consolidation within the industry. Although comprehensive, our solution is a standalone fertility benefit. Clients may prefer a single healthcare solution, which could adversely affect our ability to retain existing clients or grow our client base. In addition, we work with partner organizations to market our benefit to potential clients. As consolidation accelerates, the economies of scale of our partners’ organizations may grow. If a partner experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our services. Furthermore, as healthcare providers consolidate to create larger and more integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate fee increases for their services. Finally, consolidation may also result in the acquisition of our partners by competitors or development by our partners of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.
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
•global economic conditions and the business environment of our clients and, in particular, slowing growth or reduction in our clients’ headcount; and

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
We currently serve over 280 employers with at least 1,000 covered lives in the United States across more than 30 industries. For the nine months ended September 30, 2022, two of our clients accounted for 16% and 10%, or a combined 26%, of our total revenue. For the nine months ended September 30, 2021, two clients accounted for 18% and 15%, or a combined 33%, of our total revenue. No other clients accounted for more than 10% of our total revenue for the nine months ended September 30, 2022 and 2021. Engagement with these clients is generally covered through contracts that are multi-year in duration. One or both of these clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. Clients, including our two largest clients, could also renegotiate pricing terms at the time of renewal, which could have a negative impact on our revenue. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.
If we are unable to attract new clients, our business, financial condition and results of operations would be adversely affected.
To increase our revenue, we must continue to attract new clients. Our ability to do so depends in large part on the success of our sales and marketing efforts, and the success of attracting industry leaders in diversified sectors, which could prompt others in the same sectors to follow suit to remain competitive. Potential clients may seek out other options; therefore, we must demonstrate that our solutions are valuable and superior to alternatives. If we fail to provide high-quality solutions and convince clients of the benefits of our model and value proposition, we may not be able to attract new clients. The market for our solutions could decline or grow more slowly than we expect, including due to general economic conditions, and high unemployment rates, impacts related to outbreaks and resurgences of contagious diseases or worsening thereof, including the COVID-19 pandemic, a decrease in business investments, including spending on employee benefits, and other factors. If the markets for our solutions decline or grow more slowly than we expect, or if the number of clients that contract with us for our solutions declines or fails to increase as we expect, our financial results could be harmed. As the markets in which we participate mature, fertility solutions and services evolve and competitors begin to enter into the market and introduce differentiated solutions or services that are perceived to compete with our solutions, particularly if such competing solutions are adopted by an industry leader in a particular sector, our ability to sell our solutions could be impaired. As a result of these and other factors, we may be unable to attract new clients, which would have an adverse effect on our business, financial condition and results of operations.
A significant change in the level or the mix of the utilization of our solutions could have an adverse effect on our business, financial condition and results of operations.
We do not control nor can we impact the level of utilization of our solutions or the mix of utilization of our solutions for each of our clients, in particular for newer clients. A significant reduction in the number of members using our solutions could adversely affect our business, financial condition and results of operations. Factors that have and could continue to contribute to a reduction in the use of our solutions include: reductions in workforce by existing clients; general economic downturn that results in business failures and high unemployment rates; outbreaks and resurgence of contagious diseases and or the worsening thereof, including the COVID-19 pandemic; employers no longer offering comprehensive health coverage or offering alternative solutions such as coverage on a voluntary, employee-funded basis; labor shortages at our clinics; federal and state legal and/or regulatory changes; changes to taxability of medical benefits; failure to adapt and respond effectively to the changing medical landscape, changing laws, regulations and government enforcement priorities, changing client needs, requirements or preferences; premium increases and benefits changes; negative publicity, through social media or otherwise and news coverage.
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
We experienced net losses from 2015 to 2019. Our net loss from continuing operations was $8.6 million for the year ended December 31, 2019. While we have experienced significant revenue growth since 2016, achieved profitability starting in 2020 and currently project future profitability, we cannot guarantee whether we will obtain sufficient levels of sales to sustain our growth or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to incrementally expand our sales and client account management teams to educate potential clients and drive new client adoption, as well as enhance the scope of Progyny benefits within our existing client base. We also expect to incur additional costs as we introduce new solutions and services to enhance our comprehensive fertility offering. We will also face increased compliance costs associated with our growth, and the expansion of our client base. In addition, we incur significant legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to sustain profitability, the value of our business and common stock may significantly decrease.
Changes or developments in the health insurance markets in the United States, including passage and implementation of a law to create a single-payer or government-run health insurance program, could adversely harm our business and operating results.
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
The health benefits industry may be subject to negative publicity, which can arise from, among other things, increases in premium rates, industry consolidation, cost of care initiatives, drug prices and the ongoing debate over the ACA. In addition, negative publicity may result in increased regulation and legislative review of industry practices, which may further increase our costs of doing business and adversely affect our profitability. For example, PBM programs and drug rebates have been criticized as leading to a lack of transparency about the true cost of a drug, and certain members of Congress as well as HHS’s Office of Inspector General, or OIG, have proposed regulatory changes that could potentially affect our business and operations. Negative public perception or publicity of the health benefits industry in general, the insurance carriers with whom we integrate our solutions, our self-insured employer clients, or us could adversely affect our business, financial condition and results of operations.
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
In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years. There is possibility of targeted cyber-attacks by foreign countries or entities that could impact United States government and private companies’ technological infrastructures, some of which we utilize to provide our services. The healthcare industry has seen a shift to an accelerated use of digital and technological platforms, especially due to the COVID-19 pandemic, including its variants. As a result of such shift, there have been and may continue to be more targeted cybersecurity attacks and threats on us, our vendors, provider clinics and specialty pharmacies. Despite the implementation of security measures, including steps designed to secure our technology infrastructure and sensitive data, we can provide no assurance that our current technology system or any updates or upgrades thereto, the current or future technology systems of our provider clinics, specialty pharmacies or other downstream vendors, are fully protected against malicious intrusion, malware, computer viruses, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures, information or data theft or other similar risks. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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
Our estimates of the market opportunity for our services are based on the assumption that the purpose-built, data-driven and disruptive fertility benefits platform with the Smart Cycle plan design we offer will be attractive to employers. Employers may pursue alternatives or may not see the value in providing enhanced fertility-related coverage and services to their employees. In addition, we believe we are helping to expand the size of the fertility market as we enhance demand and increase awareness for fertility benefits. If these assumptions prove inaccurate, or if the increase in awareness of fertility benefits attracts potential competitors to enter the market and results in greater competition, our business, financial condition and results of operations could be adversely affected.
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
Additionally, in June 2022 the U.S. Supreme Court in Dobbs v. Jackson Women's Health Organization reversed Roe v. Wade by holding that there is no constitutional right to abortion. Consequently, certain states have recently enacted or proposed restrictive abortion laws that may also implicate fertility procedures and travel reimbursement programs, which may decrease the demand for, or availability of, certain fertility services. Although President Biden issued executive orders intended to protect access to reproductive healthcare services, the enactment of certain state laws restricting abortion care may conflict with, and ultimately limit, the covered benefits offered by a company to its employees and the types of fertility treatment services available at provider clinics. We cannot predict the timing or impact of any future rulemaking, executive orders, court decisions or other changes in the law, or in how such laws, once enacted, would be interpreted and enforced.
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
Unfavorable conditions in the global economy or our industry could limit our ability to grow our business and negatively affect our results of operations.
Market volatility and uncertainty related to general economic conditions remain widespread, making it very difficult for our clients and us to accurately forecast and plan future business activities. Negative conditions in the general economy in the United States, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation, consumer confidence, international trade relations, political turmoil, natural catastrophes, resurgences or outbreaks of contagious diseases or the worsening thereof, including the COVID-19 pandemic, warfare and terrorist attacks on the United States, could cause a decrease in business investments, including spending on employee benefits, and negatively affect the growth of our business. Economic conditions including inflation, interest rate fluctuations, changes in capital market conditions and regulatory changes, such as the taxability of medical benefits like ours, may affect our ability to obtain necessary financing on acceptable terms.
Unfavorable changes in our industry, including reductions in general healthcare spending, or in the United States economy could have a negative effect on our and our clients’ and potential clients’ results of operations. This could result in the delay or cancellation by certain clients, especially if purchases of our solution are perceived by clients and potential clients to be discretionary, or if they experience a reduction in their employee headcounts, whether due to reductions in force or turnover, or are unable to grow employee headcounts or there are material defaults by members on past amounts due. An increase in the cost of obtaining fertility medication or general medical cost inflation could also negatively impact our results of operation. In addition, the increased pace of consolidation in the healthcare industry may result in competitors with greater market power. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.
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
Our success and future growth depend largely upon the continued services of our management team and our other key employees, and on our ability to continue to identify, attract, develop, integrate and retain them. From time to time, there are changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers or other key employees, or the failure by our executive team to effectively work with our employees and lead our company could in the future harm our business.
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for experienced sales and client account management personnel. There is no guarantee we will be able to attract such personnel or that competition among potential employers will not result in us being required to offer increased salaries or other benefits. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. Additionally, our performance also depends in part on the successful integration of newly hired executive officers or other key employees into their roles. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability, including due to the impacts of the COVID-19 pandemic, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.
If we cannot maintain our company culture as we grow, our success and our business and competitive position may be harmed.
We believe our culture has been a key contributor to our success to date and that the critical nature of the mission we are pursuing promotes a sense of greater purpose and fulfillment in our employees. We have invested substantial time and resources in building our culture, and any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. If we fail to maintain our company culture, our business and competitive position may be harmed.

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
In addition, the perceived value of our solutions and our reputation may be negatively impacted if the services provided by one or more of our fertility specialists or another network healthcare provider are not satisfactory to our members, including as a result of provider error that could result in litigation. For example, if a provider within our network experiences an issue with their cryopreservation techniques or releases sensitive information of our members, it could result in us incurring additional expenses, expose us to public scrutiny, adversely affect our brand and reputation, expose us to litigation and/or regulatory action, and otherwise make our operations vulnerable. Further, if a fertility specialist provides services that result in less than favorable outcomes, this could cause us to fail to meet our contractually guaranteed specified service metrics, and we could be obligated to provide the client with a fee reduction. The failure to maintain our selective network of high-quality fertility specialists and other healthcare providers or the failure of those providers to meet and exceed our members’ expectations, may result in a loss of or inability to grow or maintain our client base, which could adversely affect our business, financial condition and results of operations.

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
If we fail to maintain an efficient pharmacy distribution network or if there is a disruption to our network of specialty pharmacies or their supply chains, our business, financial condition and results of operations could suffer.
The timely delivery of fertility prescriptions is essential for fertility treatments. If prescriptions are delivered late or become unavailable, it may result in postponement of a member’s treatment cycle and member dissatisfaction with our solutions. We believe that our ability to maintain and grow the adoption of Progyny Rx is highly dependent on our success in maintaining an efficient pharmacy distribution network and our record of on-time delivery. The specialty pharmacies in our network could refuse to contract, demand higher drug pricing or take other actions that could result in higher medical costs or less attractive services for our members.
Specialty pharmacies could face supply chain issues or regulatory delays impacting the availability or distribution of certain fertility prescriptions requiring drug substitutions that could result in higher medical costs or negatively impact our revenues, rebates and results of operations. We do not control the pricing strategies or supply chains of our specialty pharmacy partners, each of whom may be impacted by general economic considerations including inflation and other independent considerations and drivers that are outside our control and each of whom has the ability to set or impact market price for different prescription medications. We also cannot provide any assurance that we will be able to continue to renew our existing contracts, current negotiated pricing or discounts, or enter into new contracts on a timely basis or under favorable terms enabling us to service our members profitably. If we are not successful in maintaining our relationships with the specialty pharmacies in our network, are otherwise unable to maintain an efficient pharmacy distribution network, or if a significant disruption thereto should occur, it may adversely affect our business, financial condition and results of operations. For example, in October 2022, the manufacturer of Menopur temporarily paused delivery of the drug, which has created a shortage in supply, as they await the FDA's approval to changes that were made in the manufacturing process of one of their suppliers. While we do not currently expect the Menopur shortage to negatively impact member utilization because clinicians are able to employ a combination of alternative medications to replicate the effects of Menopur, we do anticipate a temporary impact to our revenue and results of operations. A prolonged halt to the production of Menopur could continue to result in a negative impact to our revenue and results of operations.
If we lose our relationship with one or more key pharmacy program partners, or if the rebates provided by pharmacy program partners decline, our business and results of operations could be adversely affected.
We maintain contractual relationships with select pharmacy program partners, which provide us with access to limited distribution specialty pharmaceutical rebates for drugs we purchase. While we have contractual relationships with such pharmacy program partners, they in turn often negotiate complex and multi-party pricing structures with other industry participants, and we have no control over the policies and strategies implemented in negotiating these pricing structures. Such structures may set or significantly impact market prices for prescription drugs we purchase and associated rebates for such drugs. Pharmacy program partners generally direct medication pricing by setting medication list prices and offering rebates and/or discounts for their medications. Various market considerations—such as the number of competitor medications, the availability of fertility medications and alternative treatment options, and negotiated rates among industry participants—impact the list prices for medications. Our ability to obtain and maintain specialty pharmaceutical rebates, our relative bargaining power, the value of any such rebates and our ability to generate revenue are directly affected by the pricing structures in place among the various industry participants, and changes in medication pricing and in the general pricing structures, whether due to regulatory requirements, competitive pressures or otherwise, could have an adverse effect on our business, financial condition and results of operations. Further, the consolidation of pharmaceutical manufacturers, the shortages of drugs provided by such manufacturers, the termination or material alteration of our contractual relationships, or our failure to renew such contracts on favorable terms could have a material adverse effect on our business and results of operations.
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
All of our revenue is derived from the healthcare industry, which is highly regulated and subject to changing political, legislative, regulatory and other influences. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. For example, the ACA may affect the coverage and plan designs that are or will be provided by certain insurance carriers and certain of our clients with self-insured plans, taxability of benefits under such plans, as well as the overall reimbursement and drug pricing environment for healthcare providers. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA as well as efforts to repeal or replace certain aspects of the ACA, which may continue in the future. For example, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Other health reform efforts have been proposed by members of Congress, such as measures that would expand the role of government-sponsored coverage, including further reform to the ACA, which could have far-reaching implications for the healthcare industry if enacted. On January 28, 2021, President Joe Biden issued an Executive Order directing federal agencies to examine all existing regulations, orders, guidance documents, policies and similar agency actions to determine if any such actions are inconsistent with the policy set forth in the Executive Order to protect and strengthen the ACA and make high-quality healthcare accessible and affordable for every American. Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. The health reform measures included in the IRA largely focus on pharmaceutical manufacturers, but are likely to impact the reimbursement and drug pricing environment for healthcare providers and insurers more broadly, in ways that cannot yet be fully determined.
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
The healthcare industry is highly regulated and subject to frequently changing laws, regulations, government enforcement priorities, public policies, industry standards and other requirements. Many healthcare laws and regulations are complex, and their application to specific solutions, services and relationships may not be clear. Because our clients are subject to various requirements, we may be impacted as a result of our contractual obligations even when we are not directly subject to such requirements. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the solutions and services that we provide, and these laws and regulations may be applied to our solutions and services in ways that we do not anticipate. The ACA, efforts to revise, expand or materially change the ACA, as well as the recently-enacted IRA, and other federal and state efforts to reform or revise aspects of the healthcare industry or to revise or create additional legal or and regulatory requirements could impact our operations, the use of our solutions and services, and our ability to market new solutions and services, or could create unexpected liabilities for us. We also may be impacted by laws, industry standards and other requirements that are not specific to the healthcare industry, such as consumer protection laws and payment card industry standards. These requirements may impact our operations and, if not followed, could result in fines, penalties and other liabilities and adverse publicity and injury to our reputation.
In recent years, there have been a number of reform efforts, including from federal and state legislatures as well as the HHS OIG, around PBM program pricing and transparency that could affect our business. Current PBM laws and regulations govern, and proposed legislation and regulations may govern and/or further restrict critical PBM practices, including, among other things, disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers or pharmacy program partners, rules governing contractual provisions between PBMs and their contracted payers and/or pharmacies, and registration or licensing of PBMs. For example, in 2019, the U.S. Senate and House of Representatives proposed a number of bills that would, among other things, require PBMs to submit information on their costs, fees and rebates, requiring 100% of the rebates to be passed on to consumers, and/or impose rebates on manufacturers that chose to increase their drug prices more rapidly than inflation. More recently, in June 2022, the Federal Trade Commission announced an inquiry regarding the role of PBMs and stated its intent to closely scrutinize the impact of PBM rebates and fees on patients and payers.
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
Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. We adopted ASC No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation- Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815- 40) and ASC No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes as of January 1, 2022 and January 1, 2021, respectively. Neither accounting pronouncement had a material impact on our consolidated financial statements. See Note 2 – Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on recently adopted accounting standards. A change in accounting principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change. The adoption of new or revised accounting principles may require us to make changes to our systems, processes and control, which could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations, retroactively affect previously reported results or require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards.
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
•general economic, industry, and market conditions;
•changes in laws or regulations applicable to our products and solutions;
•announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•rumors and market speculation involving us or other companies in our industry;
•significant data breaches of our company, providers, vendors or pharmacies;
•our involvement in litigation or threats of litigation against us;
•future sales of our common stock by us or our stockholders;
•changes in senior management or key personnel;

•the trading volume of our common stock;
•war, incidents of terrorism, or responses to these events; and
•changes in the anticipated future size and growth rate of our market.
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, including those related to the COVID-19 pandemic, may also negatively impact the market price of our common stock. Fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment, including due to the uncertainty caused by the COVID-19 pandemic. These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.
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
•general economic conditions, as well as economic conditions specifically affecting industries in which our clients participate, including those related to the COVID-19 pandemic;
•the impact of new accounting pronouncements;

•changes in the competitive dynamics of our market, including consolidation among competitors or clients; and
•significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our solutions and services.
Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. For example, the full impact of the COVID-19 pandemic is unknown at this time, but could result in adverse changes in our results of operations for an unknown period of time. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal control may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act ("Section 404"), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. To maintain compliance with Section 404, we perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K filing for each year, as required by Section 404 of SOX. Our existing management team has and will continue to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional accounting and financial staff with appropriate public company experience to assist us in ongoing compliance with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly.
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

Unstable market and economic conditions may impact our ability to obtain any necessary financing and adversely impact our business, financial condition and share price.

The global economy, including financial and credit markets, has recently experienced volatility and uncertainty, including rising interest and inflation rates, declines in economic growth, and declines in global equity markets. If the equity and credit markets continue to deteriorate, or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. As a result, our business, results of operations, and price of our common stock may be adversely affected.

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

Progyny, Inc. (Registrant)

Date: November 4, 2022	By:	/s/ Peter Anevski
Peter Anevski
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2022	By:	/s/ Mark Livingston
Mark Livingston
Chief Financial Officer (Principal Financial and Accounting Officer)