Form 10-K
period 2022-12-31
Progyny, Inc.
filed 2023-03-01
CIK 1551306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of common stock as reported by The Nasdaq Global Select Market on June 30, 2022 (the last business day of the registrant’s second fiscal quarter), was approximately $2.3 billion.
As of January 31, 2023, the registrant had 93,378,243 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PROGYNY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including without limitation statements regarding our future results of operations and financial position; our ability to acquire or invest in complementary businesses, products, and technologies; our ability to achieve profitability on an annual basis and sustain such profitability; the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash; our business strategies, plans, objectives and goals; our ability to acquire new clients and successfully engage new and existing clients; our ability to effectively manage our growth; our ability to compete effectively with existing competitors and new market entrants; the impact of recently adopted accounting pronouncements; our ability to attract and retain qualified employees and key personnel; the plans and objectives of management for future operations and capital expenditures; general economic and market trends; the impacts of the COVID-19 pandemic, including variants, on our business, operations, and the markets and communities in which we and our clients, members and providers operate and the potential impact of evolving laws and regulations, including any laws and regulations restricting reproductive rights. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential," “seek," "assume," "future" or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Annual Report on Form 10-K.
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

SUMMARY OF RISKS AFFECTING OUR BUSINESS
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” in Part I, Item 1.A of this Annual Report on Form 10-K and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the U.S. Securities and Exchange Commission, or the SEC, before making an investment decision regarding our common stock.
•We may fail to meet our publicly announced guidance or other expectations about our business and future results of operations, which would cause our stock price to decline.
•The COVID-19 pandemic, including variants and resurgences, has had and is expected to continue to have, and similar health epidemics or pandemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our clients, members and providers operate.
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
•Changes or developments in the health insurance markets in the United States, including passage and implementation of a law to create a single-payer or government-run health insurance program, could adversely harm our business, and results of operations.
•The health benefits industry may be subject to negative publicity, which could adversely affect our business, financial condition and results of operations.
•If our information technology systems, or those of our provider clinics, specialty pharmacies or other vendors, lag, fail or suffer security breaches, we may incur a material disruption of our services or suffer a loss or inappropriate disclosure of confidential information, which could materially impact our business and the results of operations.
•Our business depends on our ability to maintain our Center of Excellence network of high-quality fertility specialists and other healthcare providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.
•Our growth depends in part on the success of our strategic relationships with, and monitoring of, third parties, including channel partners, vendors as well as insurance carriers.
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
MARKET, INDUSTRY AND OTHER DATA
This Annual Report on Form 10-K contains statistical data, estimates and forecasts that are based on independent industry publications, and other publicly available information, as well as other information based on our internal sources. This information involves many assumptions and limitations, and you are cautioned not to give undue weight to these estimates. We have not independently verified the accuracy or completeness of the data contained in these industry publications and other publicly available information. Further, while we believe our internal research is reliable, such research has not been verified by any third party. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described under Part I, Item 1A. “Risk Factors,” of this Annual Report on Form 10-K that could cause results to differ materially from those expressed in these publications and other publicly available information.

PART I
ITEM 1.    BUSINESS
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
Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our current base of clients to over 370 employers, each with at least 1,000 covered lives. We currently have contracts to provide coverage to approximately 5.4 million employees and their partners (known in our industry as covered lives), whom we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since we launched our fertility benefits solution, and our member satisfaction is evidenced by our most recent industry-leading Net Promoter Score, or NPS, of +82 for our fertility benefits solution and +79 for our integrated pharmacy benefits solution, Progyny Rx as of December 31, 2022.
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
Industry Background
The prevalence of infertility is high, affecting one in five heterosexual women aged 15 to 49 years with no prior births in the United States, according to the Centers for Disease Control and Prevention, or the CDC, and infertility is gaining attention as individuals are more openly discussing their struggles with fertility. As transparency and dialogue around infertility have increased, there has been a de-stigmatization of the disease. Despite this change in perception of infertility and its high prevalence, it is one of the only high-prevalence medical conditions with limited or non-existent medical insurance. By comparison, medical conditions with a similar prevalence, such as diabetes and asthma, are comprehensively covered by conventional health insurance carriers and employers. Due to the high prevalence of infertility, its high costs of treatment and the limited insurance coverage provided for the disease, there is a significant unmet need for fertility services in the United States and several macro trends are driving that need for fertility treatments and propelling the overall size of the fertility market higher.
While fertility treatments have been available for over 40 years to help individuals suffering from infertility build their families, access to these treatments has been limited due to the lack of comprehensive coverage and the prohibitive costs. Only a small percentage of employers provide a benefits plan that addresses these costs. As a result, the vast majority of patients who undergo fertility treatment must pay for most or all of their care out-of-pocket, which is cost-prohibitive for many families and individuals.
We believe that the lack of adequate coverage has been the result of both broader public policy issues, as well as conventional health insurance carrier-specific policies. For example, it was not until 2017 that infertility was first recognized as a disease by the American Medical Association and, as of June 2022, only 20 states have mandated insurance coverage for infertility. For the states that do mandate coverage, the mandates vary greatly and may leave patients with inadequate coverage or unable to pursue care at all. When conventional health insurance carriers have chosen to structure fertility coverage for their employer clients, that coverage often has limited lifetime dollar maximums and clinically antiquated "one size fits all" clinical protocols, such as mandated step therapy protocols.
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
Driven by these market dynamics, the market for fertility treatments has grown as more individuals pursue treatment. Given this increasing demand coupled with inadequate existing coverage, there is a greater need than ever before for a fertility benefits manager who can provide comprehensive and effective benefits to the employer market.
Industry Challenges
We believe employers are faced with three major challenges relating to providing fertility benefits to their employee bases:
•the lack of a comprehensive fertility benefits solution that optimizes their fertility treatment expenditures;
•the need to reduce the significant maternity and neonatal intensive care unit, or NICU, expenses, and the workplace impact, resulting from multiple births caused by fertility treatments; and
•the desire to find innovative ways to attract and retain highly sought-after talent.
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
Our Market Opportunity
We believe we have a significant opportunity to provide employers with a superior comprehensive solution that addresses the unique challenges and complexities of fertility treatment and related fertility pharmacy services. We estimate that the market for fertility treatments in the United States will continue to grow, especially as current estimates of the market exclude those individuals who do not have access to a comprehensive family building benefit and, as a result, do not seek treatment for infertility. Furthermore, when comparing the United States to other countries, the percentage of babies born utilizing ART is materially lower, at less than 2% in the United States (where fertility treatment is not adequately covered), compared to approximately 10% in Denmark and 6% in Japan (where there is more public health funding for fertility treatment).
We contract with employers to provide fertility and family building benefits to their employees and covered dependents. We believe our initial addressable market consists of the approximately 8,000 self-insured employers in the United States (excluding but not limited to quasi-governmental entities, such as universities, school systems, and labor unions). These 8,000 employers have a minimum of 1,000 employees, representing approximately 75 million potential covered lives in total. As such, we estimate that our current member base of 5.4 million covered lives under contract represents a mid-single digit percent of our initial market opportunity. If we were to include quasi-governmental entities in our potential addressable market, we believe our market penetration is even lower.
Regardless of whether or not these self-insured employers currently provide a fertility benefit, we believe they are prospective clients of Progyny. Further, 37% of our current clients had no prior fertility coverage before adopting Progyny and 88% of our current clients enhanced their coverage when they switched to Progyny. Overall, we believe our market opportunity is substantial and is continuing to grow as a result of the rising demand for fertility benefits solutions, the lack of adequate offerings in the market today and the increasing awareness of the challenges of infertility we are driving.
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
Our comprehensive member portal, accessible via any desktop or mobile device, further supports the member experience by providing key educational resources and easy-to-access benefits information to our members. Our members can use the portal to securely message their PCA or access a curated library of videos, articles, podcasts and webinars on fertility and family building. The portal also offers digital solutions that help our members address the emotional effects that are often associated with infertility, including loss, self-blame, anxiety and depression. Additionally, the portal can be used to review plan coverage, benefit utilization, claim details and account balances. We believe our platform provides our members with best-in-class support services to help them navigate their fertility and family building journeys. In November 2022, we updated our member portal by including a mobile application, that allows for members to view their benefit details, communicate with their Progyny Care Team, pay bills and access fertility and family building education.
Selective Network of High-Quality Fertility Specialists
We have utilized our deep industry knowledge and the insights derived from our data analytics platform to establish and actively manage a national network of the leading fertility specialists in the country. Our members receive access to our selective Center of Excellence network of high-quality providers that includes over 950 fertility specialists who practice at over 650 provider clinic locations throughout the United States. Our network includes 45 of the top 50 fertility practice groups by volume in the United States according to 2020 CDC data, which was published in 2022 and is the most recent data available. Fertility specialists who are invited to join our network must meet and maintain rigorous credentialing standards and quality thresholds that we set for inclusion in our network to ensure that our members receive the highest quality of care. Our national network serves members in virtually every state, providing extensive geographic coverage to our national employers.

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
We Provide Measurable Value to Our Employer Clients
•Substantial and Measurable Financial Value. Our superior clinical outcomes drive savings in both upfront fertility treatment costs (due to our higher live birth rates) as well as subsequent maternity and NICU expenses for our clients (due to our lower multiple birth rates).
•Progyny Rx Savings. Progyny Rx delivers unit cost savings to our clients based on a reduction in unnecessary quantities of medication dispensed.
•Employee Productivity and Retention. Our solution addresses employee absenteeism, poor productivity, and the lack of employee retention driven by the stress of suffering from infertility (and undergoing fertility treatment) as well as the back-to-work issues related to multiple births. Our members are able to receive the most effective treatments more quickly and have access to high-touch member support services through our PCAs, thereby reducing the physical and emotional rigors of infertility and its treatment.
•Appeal to Existing and Prospective Employees. Better fertility benefits programs can be a key component of enhancing a company’s overall benefits and an important tool in its recruiting efforts and in helping retain key talent. An appealing feature of the Progyny benefit from an employee retention perspective is that the benefit is both comprehensive and is accessible by all groups across an employee population. The level of employee satisfaction we provide is important for any employer focused on employee retention.
We Provide Meaningful Value to Our Members
•Superior Clinical Outcomes. Our members experience healthier pregnancies (with significantly increased utilization of single embryo transfer) and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

Outcome	National Averages for All Provider Clinics	Progyny In-Network Provider Clinic Averages for All Patients	Progyny In-Network Provider Clinic Averages for Progyny Members Only(3)
Single embryo transfer rate(1)	72.5%	75.6%	91.0%
Pregnancy rate per IVF transfer(1)	54.1%	55.5%	63.0%
Miscarriage rate(1)	18.6%	18.3%	13.9%
Live birth rate(2)	42.7%	44.1%	54.3%
IVF multiples rate(2)	7.4%	6.5%	2.5%
(1)Calculated based on the Society for Assisted Reproductive Technology, or SART, 2019 National Summary Report, finalized in 2022.
(2)Calculated based on CDC, 2020 National Summary and Clinic Data Sets, published in 2022.
(3)Calculated based on the 12-month period ended December 31, 2021.
•Comprehensive Coverage. We provide all individuals with access to comprehensive coverage. Our Smart Cycle design ensures that members always have coverage for a full treatment cycle as their access to treatment is not limited by a dollar maximum that could be exhausted mid-treatment. Additionally, members have access to the latest technologies and procedures, which are reviewed and approved by our Medical Advisory Board.
•Access for All Members and Dependents. Smart Cycles are available to be utilized across all employee groups, including populations not typically covered, such as LGBTQ+ individuals and single mothers by choice.
•Equitable Access to Care. Our Smart Cycle design ensures members receive fair and balanced access to care that is not dependent on where members live, how expensive a fertility specialist is or which specific treatments are required.
•High-Touch Concierge Member Experience. We provide our members with high-touch, end-to-end concierge support, including logistical assistance, clinical guidance and emotional support through our PCAs and our in-house clinical staff.
•Access to Selective, Premier Fertility Specialist Network. Our solution provides members with access to the nation’s most desired fertility providers, including over 950 fertility specialists who practice at over 650 provider clinic locations throughout the United States. Our network includes 45 of the top 50 fertility practice groups by volume in the United States according to 2020 CDC data.
•Integrated Pharmacy Benefits Solution. Progyny Rx provides members with a simplified authorization process, timely medication delivery and member support from pharmacy clinicians seven days a week.
We Provide Meaningful Value to Our Fertility Specialists
•Members Supported With a Comprehensive Benefit. Our solutions allow our members to arrive at their fertility specialist with a fully-covered course of treatment and the flexibility to utilize the latest approved technologies and best practices via our comprehensive Smart Cycle benefits plan design. These members are also educated on the use of best practices and are supported by PCAs along their fertility journey.
•Eliminate Step Therapy Protocols. Our network of fertility specialists have access to the latest science and technologies through our innovative Smart Cycles, which free our fertility specialists from having to follow the ineffective protocols common to conventional coverage and allow them to pursue the most effective treatments first, thereby saving time and money.

•Simplified Administration. Once a Smart Cycle treatment is authorized, fertility specialists within our network are able to prescribe the optimal treatment plan without any need for pre-certification or pre-authorization.
•Superior Clinical Outcomes. Outcomes for Progyny members across our fertility specialist network are superior to the average outcomes that the same provider clinics report to the CDC for all of their patients. Specifically, as shown in the table above, the in-network average live birth rate for Progyny members is 54.3%, as compared to the 44.1% average live birth rate for all of the patients at those same clinics.
•Eliminating Financial Risk Associated With Collections. We assume full responsibility for the collection of all members’ deductibles and coinsurance, thereby eliminating the burden and cost of collection (and bad debt expense) for member payments that our provider clinics otherwise would experience.
•Data Sharing and Reporting. We produce clinic scorecards quarterly with key performance indicators that allow fertility specialists to compare their results with peer averages.
•Higher Volumes and Improved Financial Performance. Fertility specialists in our network often experience an increase in patient volume, and because of our comprehensive benefits design, an increase in the number of patients who progress from consultation to treatment.
Our Growth Strategy
Expand Our Client Base
We intend to continue increasing our client base of self-insured employers throughout the United States by leveraging our experienced sales force and strong relationships with benefits consultants. We believe we have an initial addressable market of approximately 8,000 potential self-insured employer clients in the United States (excluding but not limited to quasi-governmental entities, such as universities, school systems, and labor unions), who have a minimum of 1,000 employees and, with our base of over 370 clients under contract, are still in the early stages of our growth trajectory. Importantly, as we have continued to grow, we have meaningfully diversified our client base across an array of different industries. We believe that our employer clients are thought leaders in their respective industries and are creating a network effect that is helping to drive more widespread adoption of fertility benefits in their specific industries. We are expanding our client base within each industry that we serve, and have an industry-specific strategy, which enables us to most effectively target our addressable market. Additionally, we believe that our expanding presence has resulted in a heightened awareness of fertility benefits and has informed the market of the value we provide to our employer clients and our members, which we believe also helps facilitate growth.
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
Expansion of Progyny Benefits Solutions within Our Existing Client Base
We expect to see further growth from existing clients that add incremental services to their fertility benefits program. For example, a client can expand the fertility benefits they offer to their employees by increasing the number of Smart Cycles they contract for. In addition, our fertility benefits solution clients can purchase our add-on Progyny Rx solution. We introduced Progyny Rx in the third quarter of 2017 and went live with a select number of clients in January 2018. Currently, 90% of our clients under contract are utilizing this solution, including 97% of the clients we signed in fiscal year 2022. We believe our sales and marketing capabilities play an important role in informing and educating clients about the additional value and impact we can provide to them and their members by enhancing their benefit program.

New Services and Addressable Markets to Enhance the Depth and Breadth of Our Comprehensive Family Building Offering
As we continue to grow and expand our client base, we are continuously evaluating the latest evolving trends to find ways we can better serve the needs of existing and new potential clients and their employees. We believe we are uniquely positioned to do this for several reasons. First, we believe the combination of our Medical Advisory Board and our selective network of high-quality fertility specialists, as well as the data we collect and analyze, provides us with differentiated insights into fertility care delivery and support. In addition, we believe we have positive and collaborative relationships with our clients that offer us additional insights into their needs. We believe the combination of these factors, coupled with our demonstrated track record of adding more services to our benefits design, highlights that we are well positioned to do so in the future. To date, we have identified several ways we believe we can potentially expand our comprehensive family building offering, our addressable market, and our client base in the future. We will continue to evaluate opportunities as our platform continues to expand.
Our Clients
We currently have contracts to serve over 370 employers in the United States across more than 40 industries. Our current clients, who are industry leaders across both high-growth and mature industries and range in size from at least 1,000 to 600,000 employees, represent approximately 5.4 million covered lives under contract.
We have clients in the technology, consumer retail, e-commerce, industrial, healthcare, media, insurance, legal, food and beverage, financial services, life sciences, professional services, government services, union, energy, manufacturing, logistics, transportation, aerospace, real estate, nonprofit and hospitality sectors.
Substantially all of our clients have renewed their benefits management contracts since our initial benefits offerings launched in 2016. The majority of our clients have signed multi-year contracts or contracts that renew automatically on an annual basis.
Given that the majority of our clients contract with us for a January 1st benefits plan start date, our sales cycle follows the conventional healthcare benefits cycle, which largely concludes by the end of October of the prior year to allow for benefits education and annual open enrollment to occur. In the 2022 sales cycle, more clients, with benefits going live in 2023, have opted for comprehensive coverage, with substantially all of our new clients electing for Progyny Rx, multiple Smart Cycles and/or egg-freezing.
Our Competitive Landscape
We believe we are the leader in the market for employer-sponsored fertility benefits and family building solutions.
We believe we compete favorably based on the following competitive factors:
•the value and comprehensiveness of the benefits solution and superior outcomes for employees;
•benefits plan design;
•access for all employees and their covered dependents, including LGBTQ+ and single mothers by choice;
•equitable access to care across geographies;
•treatment plans that maximize effectiveness and achieve desired outcomes;
•member experience, including unlimited dedicated patient education, clinical guidance and emotional support;
•access to a network of high-quality fertility specialists;
•data reporting and sharing; and
•access to an integrated pharmacy solution.

While we do not believe any single competitor offers a comparably robust, integrated fertility and family building benefits solution, as to what we provide, there are alternative solutions in the market such as the health insurance companies who are able to provide fertility benefits management services as part of their overall administration of a company's health plan and who are our primary competition. In addition, other competitors include specialty fertility-focused solutions owned or sponsored by the health insurance companies to provide more comprehensive support to fertility patients than their general medical coverage provides, such as case management or educational support, and the venture capital or private equity-backed companies who focus on maternity and reproductive health services more broadly, or who provide fertility-specific benefits solutions.
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
Sales and Marketing
We sell our solutions through our sales organization and, in many cases, we leverage our relationships with top benefits consultants to establish relationships with potential clients. Our sales team has broad experience in health benefits management and extensive long-term relationships with industry participants and benefits executives at large employers. Our sales team is organized principally by geography and account size and is responsible for identifying potential clients and managing the overall sales process. The success and effectiveness of our sales team is evidenced by the over 105 new clients that we added in 2022, and the fact that a majority of our current clients terminated their existing fertility coverage to switch to Progyny.
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
Healthcare Reform
It is uncertain how our operations will be affected by the changing political, legislative, and regulatory landscapes, as well as other influences impacting the healthcare industry. While the most salient vehicle for healthcare reform, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, does not directly regulate our business, it does affect the coverage and plan designs that are or will be provided by certain insurance carriers and certain of our clients, as well as the overall reimbursement environment for healthcare providers. Since its enactment in 2010, there have been judicial, executive and Congressional challenges to certain aspects of the ACA, and in June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.
Other health reform efforts have been proposed by members of Congress, such as measures that would expand the role of government-sponsored coverage, including further reform to the ACA, which could have far-reaching implications for the healthcare industry if enacted. On January 28, 2021, President Joe Biden issued an Executive Order directing federal agencies to examine all existing regulations, orders, guidance documents, policies and similar agency actions to determine if any such actions are inconsistent with the policy set forth in the Executive Order to protect and strengthen the ACA and make high-quality healthcare accessible and affordable for every American. Most recently, on August 16, 2022, President Joe Biden signed the Inflation Reduction Act of 2022, or IRA, into law. The health reform measures included in the IRA largely focus on pharmaceutical manufacturers, but are likely to impact the reimbursement and drug pricing environment for healthcare providers and insurers more broadly, in ways that cannot yet be fully determined. As another example of recent healthcare legislative changes, the Consolidated Appropriations Act, or CAA, effective as of December 27, 2021, contains provisions impacting group health plans, including protections for plan participants from surprise medical bills and ensuring health plan price transparency.
The CAA prohibits plans from entering into services agreements that directly or indirectly restrict the plans from disclosing provider-specific costs and quality of care information. It also requires disclosure by health insurance brokers and consultants to plan sponsors regarding reasonably expected direct and indirect compensation for referral of services to group health plans. Additionally, the CAA requires plans to submit reports to the Department of Labor, or DOL, or HHS and the Internal Revenue Services, or the IRS, with certain information on pharmacy benefits and drug costs for participants and beneficiaries and the application of in-network rates to out of network services. The CAA also requires certain service providers for health plans to comply with certain ERISA fee disclosure rules. In addition, effective January 1, 2022, the No Surprises Act (enacted as part of the CAA) provides protection against surprise medical bills by prohibiting plans and providers from balance billing patients for emergency care performed by out-of-network providers as well as non-emergency and ancillary services performed by out-of-network providers at in-network facilities, subject to certain notice and consent exceptions for non-emergency and ancillary services. The new law also grants additional patient protections, including requiring providers to send a good faith estimate of the expected charges for furnishing items or services to an insured patient’s health plan (or directly to an uninsured patient) before such items or services are delivered (including items or services reasonably expected to be provided in conjunction with scheduled items or services or that are reasonably expected to be delivered by another provider). The No Surprises Act also provides a dispute resolution process in the event the actual charges for such items and services are substantially higher than the plan’s estimate, and will prohibit providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to certain exceptions. Several states have also enacted comprehensive balance billing or surprise billing laws and the CAA defers to existing state requirements with respect to state-established payment amounts. Such state laws vary in their approach, resulting in different impacts on the healthcare system as a whole.
We are unable to predict how other healthcare reform initiatives from new legislation, regulation, judicial action and/or executive action, including the CAA and No Surprises Act and state laws, will ultimately impact the healthcare industry and what the potential impact may be on our business and on our relationships with current and future clients, insurance carriers, and healthcare providers.
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
Requirements Regarding the Privacy and Security of Personal Information
Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Cybersecurity
In the normal course of business, we may collect and store personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, information regarding trial participants in connection with clinical trials, sensitive third-party information and employee information. To protect this information, our existing cybersecurity policies require monitoring and detection programs, network security measures, encryption of critical data, and security assessment of vendors. We maintain various protections designed to safeguard against cyberattacks, including firewalls and virus detection software. We have established and test our disaster recovery plan and we protect against business interruption by backing up our major systems. In addition, we periodically scan our environment for any vulnerabilities, perform penetration testing and engage third parties to assess effectiveness of our data security practices. A third party security consultant conducts regular network security reviews, scans and audits. In addition, we maintain insurance that includes cybersecurity coverage.
Our cybersecurity program is led by our chief information security officer and a team of highly skilled cybersecurity professionals. The program incorporates industry-standard frameworks, policies and practices designed to protect the privacy and security of our sensitive information. As needed, our cybersecurity team reports to the Audit Committee of our Board of Directors on information security and cybersecurity matters. The Audit Committee has oversight responsibility for our information security policies and practices.
Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Risk Factors – Risks Related to Our Business and Industry” for

additional information about the risks to our business associated with a breach or compromise to our information technology systems.
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
Seasonality
Our business experiences moderate seasonality in revenue with a slightly higher proportion of revenue during the second half of the year as compared with the first half. Given that the majority of our clients contract with us for a January 1st benefits plan start date and that the average cost of treatments earlier in the overall treatment process is somewhat lower than the average cost as treatment progresses, our revenue from treatment services tend to grow as the year continues, particularly for new clients. In addition, as with most medical benefits plans, members will typically seek to maximize the use of their benefits once they have reached their annual deductible and/or annual out-of-pocket maximums, thereby increasing treatments in the latter part of the year. For additional information, see Part I, Item 1A. “Risk Factors—Risks Related to Our Business and Industry—Our business experiences seasonality, which may cause fluctuations in our sales and results of operations” of this Annual Report on Form 10-K.
Employees and Human Capital
As of December 31, 2022, we had 400 employees, of which 393 were full-time. Our employees are our most important asset and our culture is a key to our success.
We are united around our mission and committed to our shared values of Passion, Collaboration, Innovation, Integrity and Growth. Our people strategy is focused on employee culture and engagement, competitive compensation and development, diversity, equity and inclusion, and community outreach and support.
•Culture and Engagement. Our benefits are designed to help employees and their families stay healthy, meet their financial goals, protect their income and help them balance their work and personal lives. These benefits include access to mental health services, life and financial planning workshops, wellness initiatives, employee assistance programs, and new parent and return to work benefits, in addition to the same type of benefits we offer our clients. We also measure employee engagement on an ongoing basis, including through broad employee satisfaction surveys and pulse surveys on specific issues, intended to assess our success in promoting an environment where employees are engaged, satisfied, productive and possess a strong understanding of our business goals. The results from engagement surveys are used to implement programs and processes designed to enhance employee engagement and improve the employee experience or modify existing programs and benefits offerings.
•Competitive Compensation and Development. We invest in our workforce by offering competitive salaries, attractive incentives and innovative benefits. We focus on creating opportunities for employee growth, development and training, including opportunities to cultivate talent and identify candidates for new roles from within the Company, management and leadership development programs, technical skill building initiatives and mentoring programs. We include the Progyny benefit in our own health plan, allowing Progyny employees to realize their dreams of parenthood. We offer paid parental leave for new parents and offer a pregnancy loss leave benefit as an enhancement to our bereavement leave policy, explicitly recognizing the physical, emotional, and mental health impact of a pregnancy loss, or failed adoption or surrogacy, for any employee. We also offer additional paid leave to all employees to support other family health and care challenges. Additionally, we expanded our mental health resources to further support our employees.

•Diversity, Equity and Inclusion. We believe diversity, equity and inclusion results in business growth and encourages increased innovation, retention of talent and a more engaged workforce. We strive to create a workplace where all individuals feel valued, empowered and welcomed. Our key initiatives focus on recruiting outreach, internal resource groups representing employees and allies from historically underrepresented and/or marginalized communities, mentoring programs and career development ladders. We are in the process of updating our corporate sustainability report on our website, which highlights our approach to diversity and inclusion, and we also publish EEO-1 reports on our website. Our employees participate in pulse surveys that have deepened our perception of the workforce. We staffed a Vice President whose responsibility is to develop, enhance, and communicate our DEI Initiatives throughout the organization. For example, we highlight aspects of DEI, such as key events, celebrations, memorials and holidays, through recurring company wide communications. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
•Community Outreach and Support. We believe it is important to give back and promote community outreach and support through corporate giving, charitable matching, and employee volunteerism in the communities in which we live and work. We allow flexible work hours to accommodate employee volunteer opportunities, provide corporate sponsored charitable events and have designed initiatives in the fertility and maternal health space to include corporate matching of employee charitable donations.
Our Corporate Information
We were incorporated in Delaware in 2008 under the name Auxogen Bioscience, Inc. In 2010, we changed our name to Auxogen, Inc. and in 2015 we changed our name to Progyny, Inc. Our principal executive offices are located at 1359 Broadway, New York, New York 10018, and our telephone number is (212) 888-3124. Our website address is www.progyny.com and we also maintain a mobile application for our members. Information contained on, or that can be accessed through, our website and mobile application is not incorporated by reference into this Annual Report on Form 10-K, and should not consider information on our website and mobile application to be part of this Annual Report on Form 10-K.
Available Information
We file electronically with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (including amendments to those reports), proxy statements, and other information. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. We make available on our website at investors.progyny.com, under “Financials—SEC Filings,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K. Further, our references to website URLs are intended to be inactive textual references only.
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
ITEM 1A.    RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider all of the information contained in this Annual Report on Form 10-K, including the sections titled “Cautionary Note Regarding Forward-Looking Statements,” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The risks described below are not the only ones we face. Any of the following risks could materially and adversely affect our business, financial condition and results of operations, the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business and Industry
We may fail to meet our publicly announced guidance or other expectations about our business and future results of operations, which would cause our stock price to decline.
We have provided and may continue to provide guidance about our business and future results of operations. On February 27, 2023, we issued guidance for the first quarter of 2023 and full year 2023. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given and may be revised at a later time, solely in our discretion, as we learn more information. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In developing this guidance, our management must make certain assumptions and judgments, including but not limited to, our business strategy, plans, goals, expectations concerning our market position, future operations and other financial and operating information, as well as the impact of events outside of our control (such as the COVID-19 pandemic or shortages of fertility medications) that are or were at this time inherently difficult to predict. While the guidance may be presented with numerical specificity, it is necessarily speculative in nature. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our business and future results of operations. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of our future results of operations fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
The COVID-19 pandemic, including variants and resurgences, has had and is expected to continue to have, and similar health epidemics or pandemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our clients, members and providers operate.
The COVID-19 pandemic continues to evolve, with pockets of resurgence and the emergence of variant strains contributing to continued uncertainty about its scope, duration, severity, trajectory and lasting impact. The pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. Our revenue growth for the twelve months ended December 31, 2022 and 2021 was negatively impacted by COVID-19, including variants, and our revenue growth in future periods may continue to be adversely impacted by COVID-19. Our providers have delayed and may in the future delay new fertility cycles because they operate in areas acutely affected by the COVID-19 pandemic. Many of our members live in communities that have been acutely affected by the COVID-19 pandemic and have delayed and may not want to continue or begin new fertility cycles during the pandemic, including due to resurgences in and the emergence of variant strains. Emerging research and the limited consumer information on the impact of COVID-19 vaccines on pregnancy may also affect member behavior and utilization. Furthermore, as certain of our potential clients experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the COVID-19 pandemic, they have and may continue to decrease their spending on health benefits, which may disproportionately impact fertility benefits, and delay or cancel implementation of fertility benefits. Each of these factors could affect member behavior, our utilization rates and the number of members enrolled in our clients’ benefit plans.
In addition to the direct and indirect impacts to our business, the economy may continue to be impacted as a result of the COVID-19 pandemic, including any resurgences in infections, and actions taken in response to it. To the extent a weakened economy impacts clients’ or members’ ability or willingness to pay for our benefit, or our vendors’, including any pharmacy program partners’, ability to provide services to us, we could see our business and results of operations negatively impacted.
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

In addition, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity in the future. Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability to expand our customer base and develop and expand our sales and marketing capabilities.
The global impact of COVID-19, due to variants and resurgences of infections, continues to rapidly evolve, and we will continue to monitor the situation closely. We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole. The ultimate impact of the COVID-19 pandemic or a similar health epidemic or pandemic is highly uncertain and subject to change; and will depend on numerous evolving factors that we may not be able to accurately predict, including without limitation: the trajectory, duration, scope, severity, and any resurgences of the COVID-19 pandemic; any mandates, in particular as new variants emerge; the public’s perception of the safety of the vaccines and other treatments and their willingness to take the vaccines or other treatments; the existence and prevalence of new variants of the virus; the continued impact on worldwide macroeconomic conditions, including interest rates, employment rates and consumer confidence; governmental, business, and individuals' actions that have been, and continue to be, taken in response to the pandemic; the effect on our providers, clients and members; changes in demand for our services; our ability to sell and provide our services; the ability of our clients and members to pay for our services; the health of, and the effect on, our workforce; and the potential effects on our internal controls, including our internal control over financial reporting, as a result of changes in working environments for our employees and business partners. While the effects of the COVID-19 pandemic may eventually be contained or mitigated, there is no guarantee that any future resurgences or future outbreaks of this or any other widespread epidemics or pandemics will not occur, or that the global economy will recover, either of which could seriously harm our business.
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
Unfavorable changes in our industry, including reductions in general healthcare spending, or in the United States economy could have a negative effect on our and our clients’ and potential clients’ results of operations. This could result in the delay or cancellation by certain clients, including if purchases of our solution are perceived by clients and potential clients to be discretionary, if they experience a reduction in their employee headcounts, whether due to reductions in force or turnover, or are unable to grow employee headcounts or there are material defaults by members on past amounts due. An increase in the cost of obtaining fertility medication or general medical cost inflation could also negatively impact our results of operation. In addition, the increased pace of consolidation in the healthcare industry may result in competitors with greater market power. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry, nor its impact on us or our clients.
Our business depends on our ability to retain our existing clients and increase the adoption of our services within our client base. Any failure to do so would harm our business, financial condition and results of operations.
As part of our growth strategy, we are focused on retaining and expanding our services within our existing client base. A client can expand the fertility benefits they offer to their employees a number of ways, including by adding egg freezing or increasing the number of Smart Cycle units under their benefits plan (i.e., from two to three Smart Cycles per household). In addition, our fertility benefits solution clients can purchase our add-on Progyny Rx solution. We went live with Progyny Rx in 2018 and 90% of our current clients under contract have now launched this solution, including approximately 97% of the clients we signed in 2022.
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
•our ability to offer complementary solutions and services that will enhance our comprehensive family building offering;
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
We currently serve over 370 employers with at least 1,000 covered lives in the United States across more than 40 industries. For the year ended December 31, 2022, two of our clients accounted for 16% and 10%, or a combined 26%, of our total revenue. For the year ended December 31, 2021, two clients accounted for 19% and 15%, or a combined 34%, of our total revenue. No other clients accounted for more than 10% of our total revenue for the years ended December 31, 2022 and 2021. Engagement with these clients is generally covered through contracts that are multi-year in duration. One or both of these clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. Our clients could also renegotiate pricing terms at the time of renewal, which could have a negative impact on our revenue. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including reductions in workforce or heightened employee attrition, changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.
If we are unable to attract new clients, our business, financial condition and results of operations would be adversely affected.
To increase our revenue, we must continue to attract new clients. Our ability to do so depends in large part on the success of our sales and marketing efforts, and the success of attracting industry leaders in diversified sectors, which could prompt others in the same sectors to follow suit to remain competitive. Potential clients may seek out other options; therefore, we must demonstrate that our solutions are valuable and superior to alternatives. If we fail to provide high-quality solutions and convince clients of the benefits of our model and value proposition, we may not be able to attract new clients. The market for our solutions could decline or grow more slowly than we expect, including due to general economic conditions, and high unemployment rates, reductions in workforce or employee attrition, impacts related to outbreaks and resurgences of contagious diseases or worsening thereof, including the COVID-19 pandemic, a decrease in business investments, including spending on employee benefits, and other factors. If the markets for our solutions decline or grow more slowly than we expect, or if the number of clients that contract with us for our solutions declines or fails to increase as we expect, our financial results could be harmed. As the markets in which we participate mature, fertility solutions and services evolve and competitors begin to enter into the market and introduce differentiated solutions or services that are perceived to compete with our solutions, particularly if such competing solutions are adopted by an industry leader in a particular sector, our ability to sell our solutions could be impaired. As a result of these and other factors, we may be unable to attract new clients, which would have an adverse effect on our business, financial condition and results of operations.
A significant change in the level or the mix of the utilization of our solutions could have an adverse effect on our business, financial condition and results of operations.
We do not control nor can we impact the level of utilization of our solutions or the mix of utilization of our solutions for each of our clients, in particular for newer clients. A significant reduction in the number of members using our solutions could adversely affect our business, financial condition and results of operations. Factors that have and could continue to contribute to a reduction in the use of our solutions include: reductions in workforce by existing clients; general economic downturn that results in business failures and high unemployment rates; impacts related to outbreaks and resurgence of contagious diseases and or the worsening thereof, including the COVID-19 pandemic; employers no longer offering comprehensive health coverage or offering alternative solutions such as coverage on a voluntary, employee-funded basis; labor shortages at our clinics; federal and state legal and/or regulatory changes; changes to taxability of medical benefits; failure to adapt and respond effectively to the changing medical landscape, changing laws, regulations and government enforcement priorities, changing client needs, requirements or preferences; premium increases and benefits changes; negative publicity, through social media or otherwise and news coverage.

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
We experienced net losses from 2015 to 2019. For example, our net loss was $8.6 million for the year ended December 31, 2019. While we have experienced significant revenue growth since 2016, achieved profitability starting in 2020 and currently project future profitability, we cannot guarantee whether we will obtain sufficient levels of sales to sustain our growth or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to incrementally expand our sales and client account management teams to educate potential clients and drive new client adoption, as well as enhance the scope of Progyny benefits within our existing client base. We also expect to incur additional costs as we introduce new solutions and services to enhance our comprehensive family building offering. We will also face increased compliance costs associated with our growth, and the expansion of our client base. In addition, we incur significant legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to sustain profitability, the value of our business and common stock may significantly decrease.
Changes or developments in the health insurance markets in the United States, including passage and implementation of a law to create a single-payer or government-run health insurance program, could adversely harm our business and results of operations.
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
If our information technology systems, or those of our provider clinics, specialty pharmacies or other vendors lag, fail or suffer security breaches, we may incur a material disruption of our services or suffer a loss or inappropriate disclosure of confidential information, which could materially impact our business and the results of operations.
Our business is increasingly dependent on critical, complex and interdependent information technology systems, including cloud-based systems, to support business processes as well as internal and external communications. Our success therefore is dependent in part on our ability to secure, integrate, develop, redesign and enhance our (or contract with vendors to provide) information technology systems that support our business strategy initiatives and processes in a compliant, secure, and cost and resource efficient manner. If we or our provider clinics, specialty pharmacies or other vendors have an issue with our or their respective information technology systems, it may result in a disruption to our operations or downstream disruption to our relationships with our clients or our selective network of high-quality fertility specialists. Additionally, if we choose to in source any of the services currently handled by a third party, it may result in technological or operational disruptions.
In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years. There is the possibility of targeted cyberattacks by foreign countries or entities that could impact United States government and private companies’ technological infrastructures, some of which we utilize to provide our services. The healthcare industry has seen a shift to an accelerated use of digital and technological platforms, especially due to the COVID-19 pandemic, including its variants. As a result of such shift, there have been and may continue to be more targeted cybersecurity attacks and threats on us, our vendors, provider clinics and specialty pharmacies. Despite the implementation of security measures, including steps designed to secure our technology infrastructure and sensitive data, we can provide no assurance that our current information technology system or any updates or upgrades thereto, the current or future information technology systems of our provider clinics, specialty pharmacies or other vendors, are fully protected against malicious intrusion, malware, computer viruses, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures, information or data theft or other similar risks. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
We have experienced in the past and expect to continue to experience actual and attempted cyber-attacks of our information technology systems, such as through email phishing scams, spoofing attempts and malicious attachments.

Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that such incidents will not have such an impact in the future. In addition, to the extent that any disruption or security breach were to result in a loss or inappropriate disclosure of confidential information, we could incur liability. We have access to sensitive information relating to members, our employees and our business partners in the ordinary course of our business. Any failure or perceived failure by us, or our third-party contractors on our behalf, to comply with local and foreign laws regarding privacy and data security, as well as contractual commitments in this respect, may result in governmental enforcement claims, fines, or litigation, which could have an adverse effect on our reputation and business. If a significant data breach occurred, our reputation could be materially and adversely affected, confidence among our clients and members may be diminished, or we may be subject to legal claims, any of which may contribute to the loss of customers and have a material adverse effect on us. We maintain cyber liability insurance however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. To the extent such disruptions or uncertainties result in the theft, destruction, loss or misappropriation or release of our confidential data or our intellectual property, our business and results of operations could be materially and adversely affected. See “—Risks Related to Government Regulation—We operate in a highly regulated industry and must comply with a significant number of complex and evolving legal and regulatory requirements—Data Protection and Breaches.”
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
Additionally, in June 2022 the U.S. Supreme Court in Dobbs v. Jackson Women's Health Organization reversed Roe v. Wade by holding that there is no constitutional right to abortion. Consequently, certain states have enacted or proposed restrictive abortion laws that may also implicate fertility procedures and travel reimbursement programs, which may decrease the demand for, or availability of, certain fertility services. Although President Biden issued executive orders and federal agencies have issued guidance intended to protect access to reproductive healthcare services, the enactment of certain state laws restricting abortion care may conflict with, and ultimately limit, the covered benefits offered by a company to its employees and the types of fertility treatment services available at provider clinics. We cannot predict the timing or impact of any future rulemaking, executive orders, court decisions or other changes in the law, or in how such laws, once enacted, would be interpreted and enforced.
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
Our success and future growth depend largely upon the continued services of our management team and our other key employees, and on our ability to continue to identify, attract, develop, integrate and retain them. From time to time, there are changes in our executive management team or other key employees. Our executive officers and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. The loss of one or more of our executive officers or other key employees, or the failure by our executive team to effectively work with our employees and lead our company could in the future harm our business.
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

Additionally, our performance also depends in part on the successful integration of newly hired executive officers or other key employees into their roles. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.
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
In addition, the perceived value of our solutions and our reputation may be negatively impacted if the services provided by one or more of our fertility specialists or another network healthcare provider are not satisfactory to our members, including as a result of provider error that could result in litigation. For example, if a provider within our network experiences an issue with their cryopreservation techniques or releases sensitive information of our members, it could result in us incurring substantial additional expenses, expose us to public scrutiny, adversely affect our brand and reputation, expose us to litigation and/or regulatory action, and otherwise make our operations vulnerable. Further, if a fertility specialist provides services that result in less than favorable outcomes, this could cause us to fail to meet our contractually guaranteed specified service metrics, and we could be obligated to provide the client with a fee reduction. The failure to maintain our selective network of high-quality fertility specialists and other healthcare providers or the failure of those providers to meet and exceed our members’ expectations, may result in a loss of or inability to grow or maintain our client base, which could adversely affect our business, financial condition and results of operations.
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
Specialty pharmacies could face supply chain issues or regulatory delays impacting the availability or distribution of certain fertility prescriptions requiring drug substitutions that could result in higher medical costs or negatively impact our revenues, rebates and results of operations. We do not control the pricing strategies or supply chains of our specialty pharmacy partners, each of whom may be impacted by general economic considerations including inflation and other independent considerations and drivers that are outside our control and each of whom has the ability to set or impact market price for different prescription medications. We also cannot provide any assurance that we will be able to continue to renew our existing contracts, current negotiated pricing or discounts, or enter into new contracts on a timely basis or under favorable terms enabling us to service our members profitably. If we are not successful in maintaining our relationships with the specialty pharmacies in our network, are otherwise unable to maintain an efficient pharmacy distribution network, or if a significant disruption thereto should occur, it may adversely affect our business, financial condition and results of operations. For example, between October 2022 and November 2022 the manufacturer of Menopur temporarily paused delivery of the drug, which created a shortage in supply while they awaited FDA approval to changes that were made in the manufacturing process of one of their suppliers. While we do not currently expect future Menopur shortages, due to the recent supply chain changes and disruptions there is possibility of a prolonged halt to production of medications relied on by Progyny members that could negatively impact our revenue and results of operations.
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
•HIPAA Privacy and Security Requirements. Regulations promulgated pursuant to HIPAA, as amended, and regulations promulgated thereunder, or collectively, HIPAA, establish privacy and security standards that limit the use and disclosure of certain individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological organizational safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. The privacy regulations established under HIPAA also provide patients with rights related to understanding and controlling how their protected health information is used and disclosed. As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of the regulations as a “Business Associate.” When acting as a Business Associate under HIPAA, to the extent permitted by applicable privacy regulations and contracts and associated Business Associate Agreements with our clients, we are permitted to use and disclose protected health information to perform our services and for other limited purposes, but other uses and disclosures, such as marketing communications, require written authorization from the patient or must meet an exception specified under the privacy regulations. We also have downstream Business Associates, which provide us with services and are also subject to HIPAA regulations.
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
•Other Privacy and Security Requirements. In addition to HIPAA, numerous other federal and state laws govern the collection, dissemination, use, access to and confidentiality of personal information, some of which may be applicable to our business. Certain federal and state laws protect types of personal information that may be viewed as particularly sensitive. For example, New York’s Public Health Law, Article 27-F protects information that could reveal confidential HIV-related information about an individual. In many cases, state laws are more restrictive than, and not preempted by, HIPAA, and may allow personal rights of action with respect to privacy or security breaches, as well as fines. State laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities. Further, the California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020 which gives California residents certain rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches has increased the likelihood, and risks associated with data breach litigation. Further, the California Privacy Rights Act, or the CPRA generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
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
Despite our security management efforts with respect to physical and technological safeguards, employee training, vendor (and sub-vendor) controls and contractual relationships, our infrastructure, data or other operation centers and systems used in our business operations, including the internet and related systems of our vendors (including vendors to whom we outsource data hosting, storage and processing functions) are vulnerable to, and from time to time, experience, unauthorized access to data and/or breaches of confidential information due to a variety of causes. Techniques used to obtain unauthorized access to or compromise systems change frequently, are becoming increasingly sophisticated and complex, and are often not detected until after an incident has occurred. As a result, we might not be able to anticipate these techniques, implement adequate preventive measures, or immediately detect a potential compromise. If our security measures, some of which are managed by third parties, or the security measures of our service providers or vendors, are breached or fail, it is possible that unauthorized or illegal access to or acquisition, disclosure, use or processing of personal information, confidential information, or other sensitive client, member, or employee data, including HIPAA-regulated protected health information, may occur. A security breach or failure could result from a variety of circumstances and events, including third-party action, human negligence or error, malfeasance, employee theft or misuse, phishing and other social engineering schemes, computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, and catastrophic events.
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
•HIPAA Transaction and Identifier Standards. HIPAA and its implementing regulations mandate format and data content standards and provider identifier standards (known as the National Provider Identifier) that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. HHS has established standards that health plans must use for electronic fund transfers with providers, has established operating rules for certain transactions, and is in the process of establishing operating rules to promote uniformity in the implementation of the remaining types of covered transactions. The ACA also requires HHS to establish standards for health claims attachment transactions. HHS has modified the standards for electronic healthcare transactions (such as, eligibility, claims submission and payment and electronic remittance) from Version 4010/4010A to Version 5010. Further, HHS requires the use of updated standard code sets for diagnoses and procedures known as the ICD-10 code sets. Enforcement of compliance with these standards falls under HHS and is carried out by CMS.

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
•Network Adequacy and Access Requirements. Network adequacy and access laws require health plans to maintain a network of healthcare providers sufficient to deliver the benefits they contract to provide to their enrollees. In light of the increase in “narrow networks,” there has been a legislative push to ensure that commercial payors contract with a sufficient number of healthcare providers to create an “adequate network.” Additionally, a majority of states have some form of legislation affecting our payor clients’ ability to limit access to a provider network or remove a provider from the network. Such legislation may require our clients to admit any healthcare provider including any pharmacy provider willing to meet the plan’s price and other terms for network participation, or any willing provider” legislation, or may provide that a provider may not be removed from a network except in compliance with certain procedures, or due process” legislation. Further, to ensure network adequacy and quality, a network may seek to accredit its healthcare providers through any number of accrediting bodies, such as the National Committee for Quality Assurance, or NCQA, and the Utilization Review Accreditation Commission. We follow NCQA standards to credential the health providers with whom we contract to provide services within our network, and engage Council for Affordable Quality Healthcare to conduct provider credentialing where required. Should any of the states we operate in determine that our network of providers does not meet adequacy or access requirements, we may be subject to administrative penalties and other administrative actions, as well as private litigation. In addition, if we are unable to contract with a sufficient number of providers, we may become subject to administrative penalties or enforcement actions from state regulatory agencies, litigation from consumers, and may be in breach of certain contractual covenants with our partners.
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
All of our revenue is derived from the healthcare industry, which is highly regulated and subject to changing political, legislative, regulatory and other influences. Healthcare laws and regulations are rapidly evolving and may change significantly in the future. For example, the ACA may affect the coverage and plan designs that are or will be provided by certain insurance carriers and certain of our clients with self-insured plans, taxability of benefits under such plans, as well as the overall reimbursement and drug pricing environment for healthcare providers. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA as well as efforts to repeal or replace certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.
Other health reform efforts have been proposed by members of Congress, such as measures that would expand the role of government-sponsored coverage, including further reform to the ACA, which could have far-reaching implications for the healthcare industry if enacted. On January 28, 2021, President Joe Biden issued an Executive Order directing federal agencies to examine all existing regulations, orders, guidance documents, policies and similar agency actions to determine if any such actions are inconsistent with the policy set forth in the Executive Order to protect and strengthen the ACA and make high-quality healthcare accessible and affordable for every American. Most recently, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 or IRA into law. The health reform measures included in the IRA largely focus on pharmaceutical manufacturers, but are likely to impact the reimbursement and drug pricing environment for healthcare providers and insurers more broadly, in ways that cannot yet be fully determined.
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
We are unable to predict how other healthcare reform initiatives from new legislation, regulation, judicial action and/or executive action, including the CAA and No Surprises Act and state laws, will ultimately impact the healthcare industry and what the potential impact may be on our business and on our relationships with current and future clients, insurance carriers, and healthcare providers. Additionally, we cannot predict the timing or impact of any future rulemaking, court decisions or other changes in the law. If we are unable to comply with these laws or regulations or provide adequate assistance to our clients subject to these laws or regulations, it is reasonably possible that our business operations and results of operations could be materially adversely affected.

We are subject to potential changes in laws, regulations, government enforcement priorities, public policy, industry standards and other requirements, including with respect to Progyny Rx’s PBM practices, which create risks and challenges with respect to our compliance efforts and our business strategies, and may adversely affect our business.
The healthcare industry is highly regulated and subject to frequently changing laws, regulations, government enforcement priorities, public policies, industry standards and other requirements. Many healthcare laws and regulations are complex, and their application to specific solutions, services and relationships may not be clear. Because our clients are subject to various requirements, we may be impacted as a result of our contractual obligations even when we are not directly subject to such requirements. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the solutions and services that we provide, and these laws and regulations may be applied to our solutions and services in ways that we do not anticipate. The ACA, efforts to revise, expand or materially change the ACA, as well as the recently enacted IRA, and other federal and state efforts to reform or revise aspects of the healthcare industry or to revise or create additional legal or and regulatory requirements could impact our operations, the use of our solutions and services, and our ability to market new solutions and services, or could create unexpected liabilities for us. We also may be impacted by laws, industry standards and other requirements that are not specific to the healthcare industry, such as consumer protection laws and payment card industry standards. These requirements may impact our operations and, if not followed, could result in fines, penalties and other liabilities and adverse publicity and injury to our reputation.
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
Accordingly, it is reasonably possible that our business operations and our results of operations could be materially adversely affected by legislative, regulatory and public policy changes at the federal or state level, increased government involvement in drug reimbursement and pricing, and/or increased regulation of PBMs. Adoption of new laws, rules or regulations or changes in government enforcement priorities of or new interpretations of, existing laws, rules or regulations relating to PBMs could materially adversely affect our business and results of operations with respect to Progyny Rx. Additionally, such legal and regulatory changes may adversely affect our ability to conduct business on commercially reasonable terms in states where PBM legislation is in effect and our ability to standardize its Progyny Rx PBM products and services across state lines. Further, our failure to comply with these laws or regulations could result in material fines and/or sanctions and could have a material adverse effect on our results of operations and/or cash flows.

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
•changes in tax laws, tax treaties, and regulations or the interpretation of them (such as the recent Inflation Reduction Act which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations);
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
Under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Future issuances of our stock could cause an “ownership change.” Any future ownership change, which could be outside of our control, could also have a material effect on the use of our net operating loss carryforwards or other tax attributes existing at the time of the ownership change, which could adversely affect our profitability.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. We adopted ASC No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation- Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815- 40) and ASC No. 2019-12, Income Taxes (Topic 740):Simplifying the Accounting for Income Taxes as of January 1, 2022 and January 1, 2021, respectively. Neither accounting pronouncement had a material impact on our consolidated financial statements. See Note 2 – Significant Accounting Policies included in art II, Item 18 of this Annual Report on Form 10-K for additional information on recently adopted accounting standards. A change in accounting principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change. The adoption of new or revised accounting principles may require us to make changes to our systems, processes and control, which could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations, retroactively affect previously reported results or require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards.
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
•publications of research or other reports about us or our industry, including those which may contain inaccurate or misleading information, financial estimates about us, changes in recommendations or withdrawal of research coverage by securities analysts;
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
Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. For example, the long-term impact of the COVID-19 pandemic is unknown at this time, but could result in adverse changes in our results of operations for an unknown period of time. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal control may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. To maintain compliance with Section 404, we perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K filing for each year, as required by Section 404 of SOX. Our existing management team has and will continue to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional accounting and financial staff with appropriate public company experience to assist us in ongoing compliance with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly.
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
In addition, as of December 31, 2022, there were an aggregate of 18,808,026 and 2,416,162 shares of our common stock subject to outstanding options and unvested restricted stock units, respectively. We have registered all of the shares of common stock issuable upon exercise of outstanding options or other equity awards we may grant in the future, for public resale under the Securities Act. Accordingly, these shares will be eligible for sale in the public market to the extent such options are exercised and restricted stock units are vested, in compliance with applicable securities laws.
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
The market price and trading volume of our common stock will be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If securities analysts or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline and the trading volume of our common stock could decrease. We have experienced and may in the future experience analyst coverage reduction due to analysts leaving firms, changing firms or going on temporary leaves of absences. Such reduction in analyst coverage, even if temporary, could lead to volatility in our stock price.
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
•provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our Board of Directors or the holders of at least 66 and 2/3% of our outstanding shares of voting stock to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.

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
Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, any state court located within the State of Delaware, or if all such state courts lack jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a breach of a fiduciary duty owed by any current or former director, officer or other employee, to us or our stockholders; (3) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provisions of the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; (4) or any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; (5) any action or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (6) any action asserting a claim against us, or any of our directors, officers or other employees, that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. For the avoidance of doubt, these choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In particular, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions.
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
Increased scrutiny and changing expectations from the SEC regarding environmental, social and governance practices, and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, or otherwise adversely impact our business.
Companies across all industries are facing increasing scrutiny related to their environmental, social and governance, or ESG practices and reporting. The SEC and investors have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of ESG reporting. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs, changes in demand for certain offerings, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition or results of operations. We may provide information in this Annual Report on Form 10-K or our other filings with the SEC that are informed by various ESG standards and frameworks (including standards for the measurement of underlying data) and the interest of various stakeholders. Much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change, and our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control. If our ESG practices and reporting do not meet or are viewed as not meeting SEC, investor or other industry or stakeholder expectations, which continue to evolve, our brand, reputation and investor retention may be negatively impacted. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, implement, enhance and comply with various ESG practices and standards. Also, our failure, or perceived failure, to meet the standards included in any ESG disclosure could negatively impact our reputation, employee recruiting and retention, and the willingness of our customers and suppliers to do business with us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our corporate headquarters is located at 1359 Broadway, New York, New York 10018, under a sublease that commenced in September 2019 and expires in May 2029. In February 2022, we entered into a lease, which is expected to expire in the first quarter of 2035, for additional space in the same location and also for continued occupancy of our current space after the current sublease expires. We use our headquarters for administration, sales and marketing and client support. For additional information, please refer to Part II, Item 8 "Financial Statements and Supplementary Data — Note 7 — Leases" in this Annual Report on Form 10-K.
ITEM 3.    LEGAL PROCEEDINGS
See Part II, Item 8 “Financial Statements and Supplementary Data — Note 14 — Commitments and Contingencies — Arbitration/Litigation.”
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS
The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position

Executive Officers:
David Schlanger	63	Executive Chairman
Peter Anevski	55	Chief Executive Officer
Allison Swartz	33	Executive Vice President, General Counsel and Secretary
Mark Livingston	57	Chief Financial Officer
Michael Sturmer	46	President

Non- Employee Directors:
Beth Seidenberg, M.D.	65	Lead Independent Director
Lloyd Dean	72	Director
Fred E. Cohen, D.Phil.	66	Director
Kevin Gordon	60	Director
Roger Holstein	70	Director
Jeff Park	51	Director
Norman Payson, M.D.	74	Director
Cheryl Scott	73	Director
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
Allison Swartz has served as our Executive Vice President, General Counsel since November 2022. Allison was previously the Deputy General Counsel at K Health Inc., a growth-stage digital healthcare company from January 2022 to November 2022 and a Lecturer in Law at the University of Glasgow from September 2021 to June 2022. Prior to that she held multiple senior positions at Centene Corporation, the largest managed care organization in the country, from 2016 until October 2021, including Regional General Counsel and Privacy Officer from July 2020 to October 2021, and General Counsel of their Texas subsidiary Superior HealthPlan Inc. from September 2019 to July 2020. Ms. Swartz holds a B.S. in History from the University of Maryland and received her J.D. from the University of Maryland.

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
Michael Sturmer has served as our President since January 2022 and was previously Executive Vice President, Chief Growth and Strategy Officer from February 2021 to December 2021. Mr. Sturmer has over two decades of operations, sales and strategic experience in the healthcare industry. From September 2016 to February 2021, he was Senior Vice President of Health Services at Livongo. Prior to that, Mr. Sturmer held several senior positions at Cigna, including Chief Operating Officer for the New York/New Jersey Health Plan. Mr. Sturmer received his B.A. degree in Health Administration from Quinnipiac University.
Non-Employee Directors
Beth Seidenberg, M.D. has served on our board of directors since May 2010 and as Lead Independent Director since January 2022. Previously, Dr. Seidenberg served as Chair of our board of directors from June 2015 to December 2021. Dr. Seidenberg has been a partner at Kleiner Perkins, a venture capital firm, since May 2005, where she primarily focuses on life sciences investing. She has also served as the Managing Director of Westlake Village BioPartners, another venture capital firm, since August 2018. Prior to joining Kleiner Perkins, Dr. Seidenberg was the Senior Vice President, Head of Global Development and Chief Medical Officer at Amgen, Inc., a biotechnology company. In addition, Dr. Seidenberg was a senior executive in research and development at Bristol Myers Squibb Company, a biopharmaceutical company, from March 2000 to December 2001 and Merck & Co., Inc., a healthcare company, from June 1989 to February 2000. Dr. Seidenberg has served on the board of directors of Atara Biotherapeutics since August 2012 and Vera Therapeutics, Inc. since June 2016. Dr. Seidenberg previously served on the boards of directors of Epizyme, Inc., from February 2008 to September 2019, Tesaro, Inc., from June 2011 to February 2019, and ARMO BioSciences, Inc. from December 2012 until June 2018. Dr. Seidenberg received a B.S. from Barnard College and an M.D. from the University of Miami School of Medicine and completed her post-graduate training at the Johns Hopkins University, George Washington University and the National Institutes of Health. We believe that Dr. Seidenberg is qualified to serve on our board of directors because of her extensive experience in the life sciences industry as a senior executive and venture capitalist, as well as her training as a physician.
Lloyd Dean has served on our Board of Directors since August 2022. Mr. Dean has served as the Chief Executive Emeritus and the Founding Executive of CommonSpirit Health since August 2022, where he previously served as the Chief Executive Officer from February 2019 to July 2022. Prior to that, Mr. Dean worked at Dignity Health (f/k/a Catholic

Healthcare West) from 2000 to 2019, where he most recently served as Chief Executive Officer and President. Mr. Dean worked at Advocate Health Care as Chief Operating Officer from 1997 to 2000, and as Executive Vice President from 1995 to 1997. Mr. Dean also held executive positions at EHS Healthcare and Consumer Health Services. Since August 2015, Mr. Dean has also served on the board of directors of McDonald's Corporation. Additionally, Mr. Dean currently serves on the board of directors of Cal Poly State University Foundation, Carnegie Hall, CommonSpirit Health Foundation, Golden Arrow Merger Corp and Guidehouse. Mr. Dean holds a Bachelor of Science in Sociology and a Master's in Education from Western Michigan University, an honorary Doctorate of Humane Letters from the University of San Francisco and an honorary Doctor of Science degree from Morehouse School of Medicine, California State University and California Polytechnic State University. CommonSpirit Health has also established the Lloyd H. Dean Institute for Humankindness and Health Justice. We believe that Mr. Dean is qualified to serve on our board of directors because of his extensive knowledge and experience in healthcare.

Fred E. Cohen, M.D. D.Phil. has served on our board of directors since March 2015. Dr. Cohen is currently a Senior Advisor to TPG Capital, where he previously served for over 15 years as a Partner, and founder of TPG Biotechnology, a life science focused venture capital fund. Beginning in July 2021, Dr. Cohen has served as a co-founder and Chairman of Monograph Capital Partners, a biotechnology venture capital fund. Beginning in November 2017, Dr. Cohen has served as a co-founder and senior managing director of Vida Ventures, LLC, a biotechnology venture capital fund. In addition, for three decades throughout his career, Dr. Cohen has been affiliated with University of California, San Francisco where he held various clinical responsibilities, including as a research scientist, an internist for hospitalized patients, a consulting endocrinologist, and the Chief of the Division of Endocrinology and Metabolism. Dr. Cohen currently serves on the boards of directors of the following public companies: Urogen Pharma Ltd. (since May 2017), CareDx, Inc. (since January 2003), and lntellia Therapeutics, Inc. (since January 2019). Dr. Cohen also serves on the board of directors of several privately held companies and previously served on the board of directors of BioCryst Pharmaceuticals, Inc. from July 2013 until January 2019, Quintiles Transnational Holdings, Inc. from May 2007 to November 2015, Roka Bioscience, Inc. from September 2009 to October 2017, Five Prime Therapeutics, Inc. from May 2002 until May 2018, Tandem Diabetes Care, Inc. from June 2013 until June 2019, Genomic Health Inc. from April 2002 until November 2019 and Veracyte, Inc. from 2007 until June 2021. Dr. Cohen received his B.S. in Molecular Biophysics and Biochemistry from Yale University, his D.Phil. in Molecular Biophysics from Oxford on a Rhodes Scholarship, and his M.D. from Stanford. He is a member of the National Academy of Medicine and the American Academy of Arts and Sciences. Dr. Cohen is a California licensed physician. We believe that Dr. Cohen is qualified to serve on our board of directors because of his financial and medical knowledge and experience.

Kevin Gordon has served as a member of our board of directors since October 2019. Mr. Gordon has also served as an advisor to 3i Group’s North American healthcare portfolio companies since January 2022, including currently as a director of privately held Q Holdco Limited, Sanisure, and Cirtec Medical Corp. Mr. Gordon served on the board of directors of Veracyte, Inc., a genomic diagnostics company, from December 2016 until June 2022. From January 2018 until March 2019, he was the President and Chief Financial Officer of Liquidia Technologies Inc., a clinical biopharmaceutical company. Mr. Gordon served as Executive Vice President and Chief Operating Officer of Quintiles Transnational Holdings Inc., or Quintiles, a research, clinical trial and pharmaceutical consulting company, from October 2015 until its merger with IMS Health Holdings, Inc. (forming IQVIA Holdings, Inc.) in October 2016. Prior to that, he was the Executive Vice President and Chief Financial Officer of Quintiles from July 2010 until December 2015. Mr. Gordon served as Executive Vice President and Chief Financial Officer of Teleflex Incorporated, a medical device company, from March 2007 until January 2010 and he held various senior corporate development positions there from 1997 to 2007. Prior thereto he held various senior positions, including Chief Financial Officer, at Package Machinery Company and senior manager and other positions at KPMG LLP. Mr. Gordon holds a B.S. in Accounting from the University of Connecticut. We believe that Mr. Gordon is qualified to serve on our board of directors because of his extensive accounting experience and leadership experience in healthcare companies.

Roger Holstein has served as a member of our board of directors since November 2020. He has been a Managing Director at Vestar Capital Partners, a private equity firm, since 2006. He currently serves on the boards of Quest Analytics, and Friday Health Plans. From 1997 to 2005, Mr. Holstein served as Chief Executive Officer, President or Director of WebMD Health Corp., or WebMD, and helped establish it as the leading source of healthcare information for consumers and professionals. From 1991 to 1996, Mr. Holstein was a member of the Office of the President at Medco, where he helped create the business of prescription benefit management. Prior to that, Mr. Holstein held executive positions at MCI, Warner Amex Cable and Grey Advertising. He began his career in marketing with the Spirits of St. Louis basketball team in the American Basketball Association. Mr. Holstein holds a B.A. with distinction, from Swarthmore College. We believe that Mr. Holstein is qualified to serve on our board of directors because of his extensive leadership and healthcare experience.

Jeff Park has served as a member of our board of directors since October 2019. Mr. Park served from April 2019 until April 2022 as the Chairman and Chief Executive Officer of WellDyneRx, an independent pharmacy benefits manager. Mr. Park has served as a member of the board of directors for WellDyne Rx since April 2019. He has served as a member of the board of directors for P3 Health Partners since December 2021. From January 2018 until May 2018, he was the Interim Chief Executive Officer of Diplomat Pharmacy, Inc., or Diplomat, a provider of specialty pharmacy services. Additionally, from June 2017 to February 2019, he served on the board of directors of Diplomat. Prior to that, from July 2015 until July 2016, he was the Chief Operating Officer of OptumRX, the entity resulting from the merger of Catamaran Corporation, or Catamaran, and OptumRX, UnitedHealthcare Group’s free-standing pharmacy care services business. Before the merger, from March 2014 until July 2015, he was Catamaran’s Executive Vice President, Operations, and previously served as Catamaran’s Chief Financial Officer, beginning in 2006. Mr. Park served as a member of the board of directors for Ray Graham Assoc. Illinois Disability not for profit from January 2010 to June 2016. Mr. Park holds a B.S. in Accounting from Brock University. We believe that Mr. Park is qualified to serve on our board of directors because of his extensive leadership experience in the pharmaceutical industry.

Norman Payson, M.D. has served on our board of directors since December 2016. Dr. Payson was co-founder of Healthsource and its Chief Executive Officer from 1985 to 1997, Chief Executive Officer of Oxford Health Plans from 1998 to 2002, Chairman of Concentra from 2005 to 2008 and Chief Executive Officer of Apria Healthcare Group Inc. from 2008 to 2012. Since 1997, Dr. Payson has served as President and a director of NCP, Inc., his family office, through which he engages in consulting and personal investment activities. Additionally, Dr. Payson served as a strategic advisor for Evolent Health, Inc., or Evolent, from March 2014 through December 2020 and previously served on its board of directors from December 2013 to June 2019. Dr. Payson is currently serving on the board of directors of various private and not-for-profit companies including Access Clinical Partners, Smile Brands, HPM National Advisory Board at the Mailman School of Public Health at Columbia, USC Schaeffer Center Advisory Board and Executive Services Corporation of Southern California. Dr. Payson is also on the board of Kiva Foundation, a private charitable foundation organized by Dr. Payson and his wife in June 1998. Until June 2020, Dr. Payson served on the board for City of Hope, where he now serves as director emeritus. He continues to serve on the boards of AccessHope and Beckman Research Institute which are subsidiaries of City of Hope. Until June 2019, Dr. Payson served as a director at Geisel School of Medicine at Dartmouth, where he now serves as director emeritus. From May 2017 to August 2019 Dr. Payson was a board member of The Center for Orthopaedic and Research Excellence, Inc. Dr. Payson holds a B.S. in Earth and Planetary Sciences from the Massachusetts Institute of Technology and received his M.D. from Dartmouth Medical School. Dr. Payson is a California licensed physician. We believe that Dr. Payson is qualified to serve on our board of directors because of his 30-year career as chief executive officer or chairman of multiple healthcare organizations, including publicly traded companies.

Cheryl Scott has served as a member of our board of directors since October 2019. Since July 2016, Ms. Scott has served as the Main Principal of the McClintock Scott Group. From June 2006 to July 2016, Ms. Scott served as Senior Advisor to the Bill & Melinda Gates Foundation. Previously, she served as President and Chief Executive Officer of the Seattle-based Group Health Cooperative for eight years. Ms. Scott has served as a member of the board of directors of Evolent Health, Inc. since November 2015. She also currently serves on a variety of private company and not-for-profit boards. She was a member of the board of directors of Recreational Equipment, Incorporated (REI) from 2005 to 2017, and served as the board chairperson from 2015 to 2017. Ms. Scott received her B.A. in Journalism and M.H.A. from the University of Washington and is currently a Clinical Professor of Health Services at the University of Washington. We believe that Ms. Scott is qualified to serve on our board of directors because of her extensive career in healthcare, leadership and corporate governance, including her tenure as the Chief Executive Officer of Group Health Cooperative.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol “PGNY”.
Holders of Record
As of January 31, 2023, there were approximately 56 stockholders of record of our common stock. Because many of our shares of common stock are held in “street name” by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
In the fourth quarter of 2022, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.
The following table provides a summary of shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans in the three months ended December 31, 2022:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program

October 1, 2022 through October 31, 2022	3,825	$38.46	—	$—
November 1, 2022 through November 30, 2022	79,821	39.62	—	—
December 1, 2022 through December 31, 2022	12,323	33.17	—	—
Total shares repurchased	95,969	38.75	—	$—

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
The graph set forth below compares cumulative total return on our common stock with the cumulative total return of the (i) S&P Health Care (Sector) and (ii) the Nasdaq Composite Index resulting from an initial investment of $100 in each and, assuming the reinvestment of any dividends, based on closing prices. Measurement points are from October 24, 2019 (the date our common stock began trading on Nasdaq) through December 31, 2022.

$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
10/24/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
Progyny
S&P 500 Health Care
NASDAQ Composite

	Cumulative Total Returns since Initial Public Offering
Company/Index	10/24/2019	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Progyny, Inc.	$100.00	$211.15	$326.08	$394.54	$239.62
S&P 500 Health Care	$100.00	$111.78	$124.56	$155.27	$149.16
NASDAQ Composite	$100.00	$109.61	$157.45	$192.30	$127.86
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

ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. A discussion of the fiscal year ended December 31, 2021 compared to the year ended December 31, 2020 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022 (File No. 001-39100) under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Years Ended December 31, 2021 and 2020.”
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
Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our current base of clients to over 370 with at least 1,000 covered lives. We currently have contracts to provide coverage to approximately 5.4 million employees and their partners (known in our industry as covered lives), whom we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since inception, and our member satisfaction over that same time period is evidenced by our most recent industry-leading Net Promoter Score, or NPS, of +82 for our fertility benefits solution and +79 for our integrated pharmacy benefits solution, Progyny Rx as of December 31, 2022. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.
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
Our Clients. We currently serve over 370 employers with at least 1,000 covered lives in the United States across more than 40 industries. Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 600,000 employees, represent approximately 5.4 million covered lives under contract.
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
•Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% of our total revenue for the years ended December 31, 2022 and 2021, respectively.
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
Member and Client Base. Our addressable market is primarily large self-insured employers. There are approximately 8,000 employers in the United States (excluding but not limited to quasi-governmental entities, such as universities, school systems, and labor unions) who have a minimum of 1,000 employees, representing approximately 75 million potential covered lives in total. Our current member base of approximately 5.4 million covered lives under contract represents a mid-single digit percent of our initial market opportunity. If we were to include quasi-governmental entities in our potential addressable market, we believe our market penetration is even lower. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of December 31, 2022 and 2021, we served 288 and 191 clients, respectively, representing 4,585,000 and 2,935,000 members, respectively.
Importantly, as we have continued to grow, we have meaningfully diversified our client base across more than 40 different industries currently from just two industries when we launched our fertility benefits solution in 2016. We are expanding our client base within each industry and have an industry-specific strategy that enables us to most effectively target our addressable market. Because our clients within an industry compete with each other for employees, we believe our solutions are increasingly viewed as an important way for them to differentiate from, or remain competitive with, one another. Additionally, we believe that our expanding presence has resulted in a heightened awareness of the need to offer fertility benefits and has informed the market of the value we provide to our clients and our members, which we believe also helps facilitate growth. In addition, we are continuously utilizing our established client relationships to evaluate other potential fertility solutions that could benefit our members and simultaneously drive growth. Our ability to attract new clients will depend on a number of factors, including the effectiveness and pricing of our solutions, offerings of our competitors, the effectiveness of our marketing efforts to drive awareness and the demand for fertility benefits solutions overall. We define a client as an organization for which we have an active contract in the period indicated. We count each organization we contract with as a single client including divisions, segments or subsidiaries of larger organizations to the extent we contract separately with them.

	As of December 31,
	2022		2021
Client Tier (Members)	Clients	Members	Clients	Members
Up to 2,500	76	145,000	44	79,000
2,501 - 10,000	130	678,000	93	473,000
10,001 - 50,000	64	1,275,000	45	957,000
Greater than 50,000	18	2,487,000	9	1,426,000
Total	288	4,585,000	191	2,935,000
Benefits Utilization. A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to 4.6 million members as of December 31, 2022.
The following table highlights the number of ART cycles performed for Progyny members and the member utilization rates for each of the periods presented.

	Three Months Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
Assisted Reproductive Treatment (ART) Cycles(1)	12,196	7,623	42,598	28,413
Utilization - All Members(2)	0.51%	0.52%	1.23%	1.30%
Utilization - Female Only(2)	0.46%	0.46%	1.03%	1.07%
Average Members	4,559,000	2,899,000	4,349,000	2,812,000

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
Impact of COVID-19 on our Business
The COVID-19 pandemic has significantly impacted various markets around the world, including the United States. Restrictions related to COVID-19, including variants, and our responses to them have significantly impacted and may continue to impact how our members use our services, access our providers, and how our employees work and provide services to our clients and members, resulting in an impact on our revenue. We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to monitor liquidity, as necessary, and ensure that our business can continue to operate during these uncertain times. COVID-19, including variants, and related restrictions continued to have a negative impact on our revenue growth for the twelve months ended December 31, 2022. To the extent that the markets we serve experience increased cases of COVID-19, including variants, state or local governments may reinstitute measures to control its spread, which could again negatively impact our members’ access to care, which could in turn impact our business. We will continue to evaluate the nature and extent of these potential impacts to our business, results of operations and liquidity.
For additional information on the various risks posed by the COVID-19 pandemic, please refer to Part I, Item 1A. "Risk Factors" included in this Annual Report on Form 10-K.
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
Other Income, net
Other income, net includes investment income and losses as well as interest income and expense.
Benefit for Income Taxes
We are subject to income taxes in the United States. Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2020, in part because we had achieved three years of cumulative income, along with our projections of profitability, management determined that there was sufficient positive evidence to conclude that it was more likely than not that the net deferred tax assets of $38.0 million were realizable and therefore released substantially all of our valuation allowance. We continue to maintain this position as of December 31, 2022.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Year Ended December 31,
	2022	2021

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$786,913	$500,621
Cost of services(1)	619,588	388,486
Gross profit	167,325	112,135
Operating expenses:
Sales and marketing(1)	45,657	20,179
General and administrative(1)	98,327	59,616
Total operating expenses	143,984	79,795
Income from operations	23,341	32,340
Other income, net	1,100	95
Income before income taxes	24,441	32,435
Benefit for income taxes	5,917	33,334
Net income	$30,358	$65,769
Adjusted EBITDA(2)	$125,690	$67,347

(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021
Cost of services	$25,918	$8,969
Sales and marketing	21,135	5,462
General and administrative	53,695	19,275
Total stock‑based compensation expense	$100,748	$33,706
(2)Adjusted EBITDA is a non-GAAP financial measure that we define as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, other income (expense), net, interest income, net, and benefit for income taxes. See “Management’s Discussion and Analysis of Financial Condition and Result of Operations – Non-GAAP Financial Measure – Adjusted EBITDA" below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable measure calculated in accordance with U.S. GAAP.

	Year Ended December 31,
	2022	2021
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100.0%	100.0%
Cost of services	78.7%	77.6%
Gross profit	21.3%	22.4%
Operating expenses:
Sales and marketing	5.8%	4.0%
General and administrative	12.5%	11.9%
Total operating expenses	18.3%	15.9%
Income from operations	3.0%	6.5%
Other income, net	0.1%	0.0%
Income before income taxes	3.1%	6.5%
Benefit for income taxes	0.8%	6.6%
Net income	3.9%	13.1%
Adjusted EBITDA	16.0%	13.4%
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

We calculate Adjusted EBITDA as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, other income (expense), net, interest income, net, and benefit for income taxes. The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Year Ended December 31,
	2022	2021

	(in thousands)
Net income	$30,358	$65,769
Add:
Depreciation and amortization	1,601	1,301
Stock‑based compensation expense	100,748	33,706
Other (income) expense, net	(286)	366
Interest income, net	(814)	(461)
Benefit for income taxes	(5,917)	(33,334)
Adjusted EBITDA	$125,690	$67,347
Comparison of Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,
	2022	2021	% Change

	(dollars in thousands)
Revenue	$786,913	$500,621	57%
Revenue increased by $286.3 million, or 57%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase is primarily due to a $154.5 million, or 43% increase, in revenue from our fertility benefits solution and a $131.8 million or 91% increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our pharmacy benefits solution was also driven by the number of clients and covered lives that added the Progyny Rx benefit. Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefit solution clients since its initial launch. Our revenue growth for the years ended December 31, 2022 and 2021 was negatively impacted by COVID-19.
Cost of Services

	Year Ended December 31,
	2022	2021	% Change

	(dollars in thousands)
Cost of services	$619,588	$388,486	59%
Cost of services increased by $231.1 million, or 59%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered. This increase in cost of services was also attributable to an increase in personnel-related costs primarily due to incremental headcount as well as a $16.9 million increase in stock-based compensation expense.

Gross Profit and Gross Margin

	Year Ended December 31,
	2022	2021	% Change

	(dollars in thousands)
Gross profit	$167,325	$112,135	49%
Gross margin	21.3%	22.4%
Gross profit increased by $55.2 million, or 49%, for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Gross margin decreased 110 basis points for the year ended December 31, 2022 compared to year ended December 31, 2021, primarily due to an increase in stock-based compensation expense for employees supporting our care management service functions, partially offset by ongoing efficiencies realized in the delivery of our care management services.
Operating Expenses
Sales and Marketing Expense

	Year Ended December 31,
	2022	2021	% Change

	(dollars in thousands)
Sales and marketing	$45,657	$20,179	126%
Sales and marketing expense increased by $25.5 million, or 126%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to a $23.4 million increase in personnel-related costs attributable to an increase in stock-based compensation expense of $15.7 million, incremental headcount and an increase in sales commissions, as well as a $2.1 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Year Ended December 31,
	2022	2021	% Change

	(dollars in thousands)
General and administrative	$98,327	$59,616	65%
General and administrative expense increased by $38.7 million, or 65%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to a $35.3 million increase in personnel-related costs including an increase in stock-based compensation expense of $34.4 million as well as a $4.0 million increase in bad debt expense, partially offset by $0.6 million decrease in other related general and administrative expenses.
Other Income, Net

	Year Ended December 31,
	2022	2021	% Change

	(dollars in thousands)
Other income, net	$1,100	$95	NM
Other income, net increased by $1.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to increases in investment and interest income.

Benefit for Income Taxes

	Year Ended December 31,
	2022	2021	% Change

	(dollars in thousands)
Benefit for income taxes	$5,917	$33,334	(82)%
For the year ended December 31, 2022, we recorded a benefit for income taxes of $5.9 million, as compared to a benefit for income taxes of $33.3 million for the year ended December 31, 2021, primarily due to a decrease in discrete tax benefits related to equity compensation activity that occurred during the current year period.
Liquidity and Capital Resources
As of December 31, 2022, we had $120.1 million of cash and cash equivalents and $69.2 million of marketable securities. Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities, including our IPO. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.
We believe that our existing cash and cash equivalents, including the proceeds from our IPO, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We also expect these sources of existing cash and cash equivalents will be sufficient to fund our long-term contractual obligations and capital needs. However, this is subject, to a certain extent, to general economic, financial, competitive, regulatory, and other factors that are beyond our control. Moreover, our future capital requirements will depend on many factors, including sales of our solutions and client renewals, the timing and the amount of cash received from clients, the expansion of our sales and marketing activities and the continuing market adoption of our solutions.
Other than the impact on our revenue growth and the related cash flows resulting from the various restrictions on activities due to the COVID-19 pandemic, our sources and uses of cash were not otherwise materially impacted by the COVID-19 pandemic in the three months and year ended December 31, 2022 and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic, including variants, may have on our business and financial results. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity in the future. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. For additional information on the various risks posed by the COVID-19 pandemic, please refer to Part I, Item 1A. "Risk Factors" included in this Annual Report on Form 10-K.
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

The following table summarizes our cash flows from continuing operations for the periods presented:

	Year Ended December 31,
	2022	2021

	(in thousands)
Cash provided by operating activities	$80,395	$26,037
Cash (used in) provided by investing activities	(43,866)	8,766
Cash used in financing activities	(7,864)	(13,695)
Net increase in cash and cash equivalents	$28,665	$21,108
Operating Activities
Net cash provided by operating activities was $80.4 million for the year ended December 31, 2022, primarily consisting of net income of $30.4 million adjusted for certain non-cash items, which included $100.7 million of stock-based compensation expense, $13.8 million of bad debt expense, $6.6 million of deferred tax benefits, and $1.6 million of depreciation and amortization. Changes in operating assets and liabilities resulted in cash used in operating activities from an increase in accounts receivable of $119.3 million and other noncurrent assets and liabilities of $1.1 million, partially offset by cash provided by operating activities from increases in accounts payable of $47.7 million and accrued expenses and other current liabilities of $13.1 million and decreases in prepaid expenses and other current assets of $0.1 million. These changes are a result of the impact of revenue growth and our operating results as well as the timing of cash collection and payments to third parties.
Net cash provided by operating activities was $26.0 million for the year ended December 31, 2021, primarily consisting of net income of $65.8 million adjusted for certain non-cash items, which included $33.7 million of stock-based compensation expense, $33.3 million of deferred tax benefits, $9.8 million of bad debt expense, and $1.3 million of depreciation and amortization. Changes in operating assets and liabilities resulted in cash used in operating activities from an increase in accounts receivable of $68.7 million and other noncurrent assets and liabilities of $3.3 million, partially offset by cash provided by operating activities from increases in accounts payable of $17.8 million, accrued expenses and other current liabilities of $2.2 million, and prepaid expenses and other current assets of $0.7 million. These changes are a result of the impact of revenue growth and our operating results as well as the timing of payments to third party providers and collections from customers.
Investing Activities
Net cash used by investing activities was $43.9 million for the year ended December 31, 2022, which primarily consisted of net cash used of $40.6 million for investments in marketable securities. For the year ended December 31, 2021, net cash provided by investing activities was $8.8 million, primarily consisting of net proceeds of $10.9 million from marketable securities. The remainder of the activity for the years ended December 31, 2022 and 2021 consisted of purchases of computers, software, including capitalized software development costs, and leasehold improvements, including leasehold improvements.
Financing Activities
Net cash used in financing activities was $7.9 million for the year ended December 31, 2022, consisting of payments of $12.1 million for employee taxes related to equity awards, partially offset by $3.1 million in proceeds from stock option exercises and $1.2 million in proceeds from contributions to our employee stock purchase plan.
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

In February 2022, we entered into a lease agreement for additional space in our corporate offices in New York, New York, consisting of a 24,099 square foot office and a 21,262 square foot office, and also for continued occupancy of the 25,212 square foot office after the expiration of the current sublease. For the 24,099 square foot office, we will pay the base rent of approximately $1.4 million per year starting in March 2024 for five years and approximately $1.5 million per year thereafter through the first quarter of 2035, the expected expiration date. For the 21,262 square foot office, we will pay the base rent of approximately $1.3 million starting in the first quarter of 2025 for five years and approximately $1.4 million per year thereafter through the first quarter of 2035, the expected expiration date. For our current 25,212 square foot office, we will pay the base rent of approximately $1.6 million per year beginning in June 2029 through the first quarter of 2035, the expected expiration date.
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
Accrued Receivable and Accrued Claims Payable
Fertility benefits solution revenue is recognized based on the negotiated price with our clients and includes the portion to be paid directly by the member. Revenue is recognized when Smart Cycle services are completed for a member, which includes estimates of accrued receivables. We estimate accrued receivables based on historical experience for those fertility benefit services provided but for which a claim has not been received from the provider clinic, which includes assumptions regarding the lag between the authorization date and service date as well as estimates for changes and cancellations of services. We include accrued receivables within accounts receivable on our consolidated balance sheet. As of December 31, 2022 and 2021, accrued receivables were $54.6 million and $30.2 million, respectively.
At the same time, we estimate cost of services and accrued claims payables based on the amount to be paid to the provider clinic and expected gross margin on fertility benefit services. Accrued claims payable of $31.1 million and $20.0 million as of December 31, 2022 and 2021, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet.
Our estimates are adjusted to actual at the time of billing and these adjustments have historically not been material.
Stock-Based Compensation
We recognize stock-based compensation expense based on the fair value of stock-based awards granted to employees and directors on the date of grant. We estimate the fair value of each stock-based award on the measurement date using either the Black-Scholes option-pricing model for stock options and stock purchased under the employee stock purchase plan or the closing market price of our common stock for restricted stock units, including those with performance-based vesting criteria.
The Black-Scholes option-pricing model requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the lack of historical and implied volatility data of our common stock, the expected stock price volatility is estimated based on the historical volatilities of the daily closing prices of a specified group of companies in our industry for a period equal to the expected term of the option. We selected companies with comparable characteristics to our Company, including enterprise value, risk profiles and position within the industry, that have historical share price information sufficient to meet the expected term of the stock option. The expected term of the award represents the period of time that options granted are expected to be outstanding and is calculated utilizing the simplified method, which is the mid-point between the vesting date and end of the contractual term for each option. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities for the period that is consistent with the expected term of the stock option. The dividend yield is assumed to be none as we have not paid dividends, nor do we anticipate paying dividends. The weighted-average estimated fair value of stock option awards granted in the year ended December 31, 2022 was $21.84. Changes in these inputs could result in a significant change in the fair value of stock options.
The following assumptions were used to calculate the fair value of stock options granted to employees:

Year Ended December 31,
	2022	2021
Expected volatility	49.3% - 53.3%	52.4% - 59.5%
Expected term (years)	4.61 - 6.11	3.00 - 6.11
Risk‑free interest rate	1.4% - 4.4%	0.6% - 1.4%
Expected dividend yield	—	—
Our outstanding stock-based awards as of December 31, 2022 are subject to service-based or performance-based vesting. We recognize compensation expense for service-based awards over the vesting period of the award on a straight-line basis. Compensation expense related to awards with performance-based vesting conditions is recognized over the requisite service period when achievement of the performance condition is considered probable. Forfeitures and cancellations of awards are recognized as they occur. For the years ended December 31, 2022 and 2021, stock-based compensation expense was $100.7 million and $33.7 million, respectively. As of December 31, 2022, we had $228.4 million and $100.3 million of unrecognized compensation costs related to unvested options and restricted stock units, respectively, which are expected to be expensed and vest over a weighted-average remaining period of approximately 3.2 years and 2.8 years, respectively.
Income Taxes
We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes, or “ASC 740”. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We periodically review the recoverability of deferred tax assets recorded on the consolidated balance sheet and provide valuation allowances as deemed necessary to reduce such deferred tax assets to the amount that will, more likely than not, be realized. Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules.
Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made. As of December 31, 2020, the Company achieved three years of cumulative income, along with projections of profitability, for which management determined that there was sufficient positive evidence to conclude that it is more likely than not that substantially all of the deferred tax assets will be realized. As such, we released almost all of the valuation allowance on our realizable deferred tax assets. Management maintains this position as of December 31, 2022.
The amount of deferred tax provided is calculated using tax rates enacted at the balance sheet date. The impact of tax law changes is recognized in periods when the change is enacted.
As of December 31, 2022 and 2021, we had $77.9 million and $71.3 million of net deferred tax assets, respectively. There was a valuation allowance of $0.2 million as of December 31, 2022 and 2021.

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
Interest Rate Risk
Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control.
At December 31, 2022, we had cash and cash equivalents of $120.1 million and marketable securities of $69.2 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.
Inflation Rate Risk
While it is difficult to accurately measure the impact of inflation on our results of operations and financial condition, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Progyny, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Progyny, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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

Accrued Receivables and Accrued Claims Payable

Description of the Matter

As of December 31, 2022, accrued receivables and accrued claims payable were $54.6 million and $31.1 million, respectively. As discussed in Note 2 to the consolidated financial statements, the Company estimates accrued receivables for those fertility benefit services provided but for which a claim has not been received from the provider clinic based on historical claims experience. The estimated cost of the related services and accrued claims payable are determined based upon the amount to be paid to the provider clinic and expected gross margin on each related fertility benefit service estimated to have been provided.

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
New York, NY
March 1, 2023

PROGYNY, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$120,078	$91,413
Marketable securities	69,222	28,005
Accounts receivable, net of $28,328 and $17,379 of allowances at December 31, 2022 and 2021, respectively	240,067	134,557
Prepaid expenses and other current assets	4,489	4,564
Total current assets	433,856	258,539
Property and equipment, net	8,371	5,027
Operating lease right-of-use assets	6,903	7,805
Goodwill	11,880	11,880
Intangible assets, net	99	599
Deferred tax assets	77,889	71,274
Other noncurrent assets	3,988	2,941
Total assets	$542,986	$358,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,287	$61,399
Accrued expenses and other current liabilities	50,249	37,425
Total current liabilities	159,536	98,824
Operating lease noncurrent liabilities	6,482	7,419
Total liabilities	166,018	106,243
Commitments and Contingencies (Note 14)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2022 and 2021, respectively; 93,301,156 and 91,088,781 shares issued and outstanding at December 31, 2022 and 2021, respectively	9	9
Additional paid-in capital	349,533	255,339
Treasury stock, at cost, $0.0001 par value; 615,980 shares outstanding at December 31, 2022 and 2021, respectively	(1,009)	(1,009)
Accumulated earnings (deficit)	27,934	(2,424)
Accumulated other comprehensive income (loss)	501	(93)
Total stockholders’ equity	376,968	251,822
Total liabilities and stockholders’ equity	$542,986	$358,065
The accompanying notes are an integral part of these consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$786,913	$500,621	$344,858
Cost of services	619,588	388,486	274,799
Gross profit	167,325	112,135	70,059
Operating expenses:
Sales and marketing	45,657	20,179	15,006
General and administrative	98,327	59,616	46,705
Total operating expenses	143,984	79,795	61,711
Income from operations	23,341	32,340	8,348
Other income, net:
Other income (expense), net	286	(366)	210
Interest income, net	814	461	121
Total other income, net	1,100	95	331
Income before income taxes	24,441	32,435	8,679
Benefit for income taxes	5,917	33,334	37,780
Net income	$30,358	$65,769	$46,459
Net income per share:
Basic	$0.33	$0.74	$0.54
Diluted	$0.30	$0.66	$0.47
Weighted-average shares used in computing net income per share:
Basic	92,195,068	89,105,562	85,722,670
Diluted	99,957,173	100,358,047	99,055,526
The accompanying notes are an integral part of these consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$30,358	$65,769	$46,459
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	594	(94)	1
Total other comprehensive income (loss)	594	(94)	1
Total comprehensive income	$30,952	$65,675	$46,460
The accompanying notes are an integral part of these consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share and per share amounts)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Earnings (Deficit)	Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2019	84,188,202	$8	$(1,009)	$228,755	$(113,483)	$—	$114,271
Issuance of employee equity awards, net of shares withheld	2,688,273	1	—	(5,451)	—	—	(5,450)
Stock-based compensation	—	—	—	12,821	—	—	12,821
Warrant exercise	177,854	—	—	(0)	—	—	(0)
Reduction in initial public offering costs	—		—	14	—	—	14
Impact of adoption of ASU 2016-13	—	—	—	—	(1,169)	—	(1,169)
Other comprehensive income	—	—	—	—	—	1	1
Net income	—	—	—	—	46,459	—	46,459
Balance at December 31, 2020	87,054,329	$9	$(1,009)	$236,139	$(68,193)	$1	$166,947
Issuance of employee equity awards, net of shares withheld	3,209,461	—	—	(14,589)	—	—	(14,589)
Stock-based compensation	—	—	—	33,789	—	—	33,789
Warrant exercise	824,991	—	—	0	—	—	0
Other comprehensive loss	—	—	—	—	—	(94)	(94)
Net income	—	—	—	—	65,769	—	65,769
Balance at December 31, 2021	91,088,781	$9	$(1,009)	$255,339	$(2,424)	$(93)	$251,822
Issuance of employee equity awards, net of shares withheld	2,212,375	—	—	(7,327)	—	—	(7,327)
Stock-based compensation	—	—	—	101,521	—	—	101,521
Other comprehensive income	—	—	—	—	—	594	594
Net income	—	—	—	—	30,358	—	30,358
Balance at December 31, 2022	93,301,156	$9	$(1,009)	$349,533	$27,934	$501	$376,968
The accompanying notes are an integral part of these consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$30,358	$65,769	$46,459
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(6,615)	(33,303)	(37,971)
Non-cash interest expense	—	38	75
Depreciation and amortization	1,601	1,301	1,906
Stock-based compensation expense	100,748	33,706	12,821
Bad debt expense	13,794	9,783	5,562
Changes in operating assets and liabilities:
Accounts receivable	(119,304)	(68,676)	(35,336)
Prepaid expenses and other current assets	57	675	(326)
Accounts payable	47,689	17,840	25,008
Accrued expenses and other current liabilities	13,147	2,184	17,400
Other noncurrent assets and liabilities	(1,080)	(3,280)	605
Net cash provided by operating activities	80,395	26,037	36,203

INVESTING ACTIVITIES
Purchase of property and equipment, net	(3,241)	(2,129)	(1,037)
Purchase of marketable securities	(163,334)	(111,477)	(103,964)
Sale of marketable securities	122,709	122,372	64,970
Net cash provided by (used in) investing activities	(43,866)	8,766	(40,031)

FINANCING ACTIVITIES
Payment of initial public offering costs	—	—	(892)
Proceeds from exercise of stock options	3,073	2,924	2,329
Payment of employee taxes related to equity awards	(12,089)	(17,966)	(8,930)
Proceeds from contributions to employee stock purchase plan	1,152	1,347	1,244
Net cash used in financing activities	(7,864)	(13,695)	(6,249)
Net increase (decrease) in cash and cash equivalents	28,665	21,108	(10,077)
Cash and cash equivalents, beginning of year	91,413	70,305	80,382
Cash and cash equivalents, end of year	$120,078	$91,413	$70,305

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$133	$97	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$636	$204	$24
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
Progyny is a provider of a fertility benefits solution and pharmacy benefits solution and operates and manages in one operating segment. The fertility benefits solution consists of a significant service that integrates: (1) the treatment services (“Smart Cycles”) that the Company has designed, (2) access to the Progyny network of high-quality fertility specialists that perform the Smart Cycle treatments and (3) active management of the selective network of high-quality provider clinics, real-time member eligibility and treatment authorization, member-facing digital tools and detailed quarterly reporting supported by the Company’s dedicated account management teams, and end-to-end comprehensive concierge member support provided by Progyny’s in-house staff of Patient Care Advocates (“PCAs”) (collectively, the “care management services”).
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
Additionally, there are many uncertainties regarding the ongoing coronavirus (“COVID-19”) pandemic, including variants, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it has impacted and may continue to impact its customers and members, provider network, specialty pharmacy partners, employees, suppliers, vendors, and other business partners. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, future results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and variants, the actions taken to contain it or treat its impact, vaccine roll-out efforts and impact, including vaccine hesitancy, break-through cases and the economic impact on local, regional and national markets. The overall disruption of the healthcare and fertility markets and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company operates and manages in one operating segment, providing fertility and pharmacy benefits solutions. The Company defines its CODM as its Chief Executive Officer. All long-lived assets are located in the United States and all revenue is attributed to the United States.

Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP generally requires management to make estimates and assumptions that affect the reported amount of certain assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and liabilities. Such estimates include, but are not limited to, the determination of accrued receivables related to revenue recognition, accrued claims payable, allowance for doubtful accounts, stock-based compensation, lease liabilities, and accounting for income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
The Company applies the following five-step model to recognize revenue from contracts with clients:
•Identification of the contract, or contracts, with a client
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, a performance obligation is satisfied
Progyny’s contracts typically have a stated term of three years and include contractual termination options after the first year, allowing the client to terminate the contract with 30 to 90 days’ notice.
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
As of December 31, 2022 and 2021, accrued receivables were $54.6 million and $30.2 million, respectively. Accrued receivables are included within accounts receivable in the consolidated balance sheet.
Accrued claims payable of $31.1 million and $20.0 million as of December 31, 2022 and 2021, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms.
As of December 31, 2022 and December 31, 2021, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $42.9 million and $23.7 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the consolidated balance sheet.
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

	Years Ended December 31, 2022, 2021 and 2020
December 31, 2022	Balance at Beginning of Period	ASU 2016-13 Adoption Adjustment	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$17,379	$—	$13,794	$(2,845)	$28,328

December 31, 2021
Allowance for doubtful accounts	$9,502	$—	$9,783	$(1,906)	$17,379

December 31, 2020
Allowance for doubtful accounts	$2,771	$1,169	$5,562	$—	$9,502
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

The Company regularly reviews the outstanding account receivable balances and makes estimates of the lifetime expected credit losses based upon consideration of factors such as the age of the receivable balance, historical experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions. In addition, the Company periodically evaluates the financial condition of its clients to manage credit risk related to accounts receivable. As of December 31, 2022, one vendor accounted for 30% of total receivables. One vendor accounted for 24% and one client accounted for 11%, or a combined 35% total receivables, as of December 31, 2021.
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
The Company tests for goodwill impairment for each reporting unit, which is at the operating segment or one level below the operating segment. This analysis requires us to make a series of assumptions to (1) evaluate whether any impairment exists and (2) measure the amount of impairment. There was no impairment of goodwill or intangible assets for the years ended December 31, 2022, 2021, and 2020.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. In such instances, the recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, an impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the asset or asset group. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairments recorded for the years ended December 31, 2022, 2021 and 2020.
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
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued expenses and other current liabilities, and operating lease noncurrent liabilities on the consolidated balance sheets. As of December 31, 2022 and 2021, the Company has no financing lease arrangements.
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
Stock-Based Compensation
The Company accounts for stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments, including restricted stock units and grants of stock options, to be recognized in the consolidated statements of operations based on their respective fair values. For non-employee awards, a measurement date is normally reached when performance is completed, and the fair value is remeasured as the awards vest. The fair value of the Company’s restricted stock units has been determined utilizing the closing market price of the Company’s common stock on the date of the grant, including those with performance-based vesting criteria.
The fair value of the Company’s stock options and stock purchased under the employee stock purchase plan has been determined using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of historical and implied volatility data of the Company’s common stock, the expected stock price volatility has been estimated based on the historical volatilities of the daily closing prices of a specified group of companies in Progyny’s industry for a period equal to the expected term of the option. Progyny selected companies with comparable characteristics to the Company, including enterprise value, risk profiles and position within the industry, that have historical share price information sufficient to meet the expected term of the stock options. The expected term of the options granted represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method, which is the mid-point between the vesting date and the end of the contractual term for each option. For non-employee service-based awards, the expected term is estimated based on the remaining contractual term of such awards. The risk-free interest rate is based on the yield of zero-coupon, U.S. Treasury securities for the period that is consistent with the expected term of the stock option. The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock; therefore, the expected dividend yield is zero.
The Company’s stock-based awards are subject to service-based or performance-based vesting conditions. The Company recognizes compensation expense for service-based awards over the vesting period of the award on a straight-line basis. Compensation expense related to awards with performance-based vesting conditions is recognized over the requisite service period when achievement of the performance condition is considered probable.
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
The Company’s policy is to recognize interest and penalty expenses associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations and comprehensive income. As of December 31, 2022, 2021 and 2020, the Company had no significant accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations.
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
In May 2021, the FASB issued ASU No. 2021-04 (“ASU 2021-04”) “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation- Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815- 40)” which provides guidance on modifications or exchanges of a freestanding equity-classified written call options that are not within the scope of another Topic, such as warrants. The Company adopted this standard as of January 1, 2022 on a prospective basis to modifications or exchanges occurring on or after this date. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
3. Revenue
Disaggregated revenue
The following table disaggregates revenue by service (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue
Fertility benefit services revenue	$510,145	$355,616	$253,556
Pharmacy benefit services revenue	276,768	145,005	91,302
Total revenue	$786,913	$500,621	$344,858
Concentration of Major Clients
For the year ended December 31, 2022, two clients accounted for 16% and 10%, or a combined 26%, of total revenue. Two clients accounted for 19% and 15%, or a combined 34%, of total revenue for the year ended December 31, 2021. For the year ended December 31, 2020, two clients accounted for 18%, and 17%, or a combined 35% of total revenue. No other clients accounted for more than 10% for the years ended December 31, 2022, 2021, and 2020.
4. Fair Value of Financial Instruments
As of December 31, 2022 and 2021, the Company had $120.6 million and $93.7 million, respectively, in financial assets held in money market accounts and $69.2 million and $28.0 million, respectively, held in marketable securities, including U.S. treasury bills. All were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets.
During the year ended December 31, 2022, the Company had gross realized gains and losses related to marketable securities and money market accounts of $0.4 million and $0.1 million, respectively, included within earnings. The gross realized losses included within earnings for the year ended December 31, 2021 was $0.4 million. The gross realized gains for the year ended December 31, 2021 as well as the gross realized gains and losses for the year ended December 31, 2020 were not significant.
The Company reclassified $0.3 million of net unrealized holding gains and $0.4 million of net unrealized holding losses out of other comprehensive income (loss) and into earnings for the years ended December 31, 2022 and 2021, respectively. The amount reclassified out of other comprehensive income for the year ended December 31, 2020 was not significant.

The total gains for marketable securities and money market accounts with net gains in other comprehensive income as of December 31, 2022 was $0.5 million. The total losses for the period as well as the total gains and losses for marketable securities and money market accounts in other comprehensive income (loss) as of December 31, 2021 and 2020 were not significant.
During the years ended December 31, 2022 and December 31, 2021, the Company did not maintain any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.
5. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	Estimated Useful Life (in years)	December 31,
		2022	2021
Machinery and equipment	3-5	$179	$95
Computers and hardware	3	1,252	1,023
Leasehold improvements	lease term	3,394	3,110
Furniture and fixtures	7	1,296	453
Capitalized software	3-5	5,369	2,909
Property and equipment, gross		11,490	7,590
Less: accumulated depreciation		(3,119)	(2,563)
Total property and equipment, net		$8,371	$5,027
Depreciation expense was approximately $1.1 million for the year ended December 31, 2022. For the years ended December 31, 2021 and 2020, depreciation expense was approximately $0.7 million.
During the years ended December 31, 2022 and December 31, 2021, the Company capitalized $0.8 million and $0.1 million, respectively, in stock-based compensation expense related to the development of internal-use software.
6. Intangible Assets, Net
Intangible assets consist of the following (in thousands):

	Estimated Useful Life (in years)	December 31,
		2022	2021
Trademarks	8	$4,000	$4,000
Physician Network	6	3,500	3,500
Website	5	2,000	2,000
Intangible assets, gross		9,500	9,500
Less: accumulated amortization		(9,401)	(8,901)
Total intangible assets, net		$99	$599
Amortization expense was $0.5 million, $0.6 million, and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, the future amortization expense of other intangible assets is as follows (in thousands):

Year ending December 31:
2023	$99
Thereafter	—
Total	$99

7. Leases
In September 2019, the Company’s sublease agreement for its corporate headquarters in New York, NY commenced and is scheduled to expire in May 2029. Pursuant to the sublease, the Company will pay the base rent of approximately $1.3 million per annum through the end of the fifth lease year and approximately $1.4 million per annum thereafter through the expiration date.
The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for the Company’s operating leases was $1.3 million for the years ended December 31, 2022, 2021, and 2020.
Cash outflows from operating activities attributable to the operating leases for the years ended December 31, 2022 and 2021 was $1.3 million. For the year ended December 31, 2020, cash outflows from operating activities attributable to the operating leases was $0.8 million.
Information related to the Company’s leases is as follows (in thousands):

	Balance Sheet Location	December 31, 2022
Operating Leases
Right-of-use asset	Operating lease right-of-use assets	$6,903
Short-term lease liabilities	Accrued expenses and other current liabilities	$1,231
Long-term lease liabilities	Operating lease noncurrent liabilities	$6,482

Other information
Weighted average remaining lease term, operating lease		6.4
Weighted average discount rate, operating lease		4.29%
Future minimum facility lease payments as of December 31, 2022, are as follows (in thousands):

Year Ending December 31:	Operating Lease Payments as of December 31, 2022
2023	$1,286
2024	1,326
2025	1,407
2026	1,407
2027	1,407
Thereafter	1,993
Total undiscounted lease payments	$8,826
Less: imputed interest	1,113
Present value of lease liabilities	$7,713
Less: current portion of operating lease liabilities	1,231
Operating lease noncurrent liabilities	$6,482
February 2022 Lease Agreement
In February 2022, the Company entered into a lease agreement for additional space in its corporate offices in New York, New York, consisting of a 24,099 square foot office and a 21,262 square foot office, and also for continued occupancy of the 25,212 square foot office after the expiration of the current sublease. The 24,099 square foot office became available to the Company for use in February 2023. The Company is obligated to pay the base rent of approximately $1.4 million per year starting in March 2024 for five years and approximately $1.5 million per year thereafter through the first quarter of 2035, the expected expiration date. For the 21,262 square foot office, the lease commencement date, which is when the premises will become available to the Company for use, is expected to be in the first quarter of 2024. The Company is obligated to pay the base rent of approximately $1.3 million starting in the first quarter of 2025 for five years and approximately $1.4 million per year thereafter through the first quarter of 2035, the current expiration date. For the current 25,212 square foot office, the Company will pay the base rent of approximately $1.6 million per year beginning in June 2029 through the first quarter of 2035, the current expiration date.

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued claims payable	$31,139	$19,998
Accrued compensation	7,706	10,089
Accrued commission	2,832	3,092
Operating lease current liabilities	1,231	1,231
Professional fees	861	843
Other	6,480	2,172
Total accrued expenses and other current liabilities	$50,249	$37,425
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
The Company was required to pay a revolving line commitment fee of $225,000 in three equal annual installments of $75,000 starting on the one-year anniversary of the revolving line. The Company made the first installment payment of $75,000 in June 2019 and accrued this cost monthly. When the Company held unrestricted cash balances greater than $5.0 million, interest accrued at a floating rate per annum equal to the greater of prime rate or 4.75%. If the unrestricted cash balance was less than $5.0 million, interest accrued at a floating rate per annum equal to the greater of prime rate plus 0.50% or 4.75%, with interest payable monthly. Interest was paid based upon the borrowed funds.
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
The Company recorded interest expense on the SVB Line of Credit of $38,000 and $75,000 during the years ended December 31, 2021, and 2020, respectively.
10. Stockholders’ Equity
Common Stock
The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The common stock confers upon its holders the right to receive dividends out of any assets legally available, when and as declared by the Board of Directors.
The Company had 615,980 shares of treasury stock as of December 31, 2022, 2021 and 2020.
Common Stock Warrants
In connection with the IPO on October 25, 2019, all outstanding convertible preferred warrants were converted to common stock warrants. As of December 31, 2022 and 2021, the Company had 565,351 common stock warrants outstanding.

No common stock warrants were exercised during the year ended December 31, 2022. For the year ended December 31, 2021, 854,065 common stock warrants were exercised for 824,991 shares of common stock at a weighted-average exercise price of $1.73. The Company did not recognize compensation expense relating to the common stock warrants for the years ended December 31, 2022, 2021 and 2020 as they were all fully vested.
Stock Incentive Plan
In October 2019, the Company’s Board of Directors and stockholders adopted and approved the 2019 Equity Incentive Plan, as amended (the “2019 Plan”), as the successor to the Company’s 2017 Equity Incentive Plan, as amended (the “2017 Plan”). No further grants were made under the 2017 Plan from the date that the 2019 Plan became effective. Initially, the maximum number of shares issuable under the 2019 Plan will not exceed 19,198,875 shares of common stock, which is the sum of 1) 2,640,031 new shares and 2) an additional number of shares not to exceed 16,558,844 consisting of (a) shares that remained available for the issuance of awards under the 2017 Plan immediately prior to the effective date of the 2019 Plan and (b) shares of common stock subject to outstanding stock options or other stock awards granted under the 2017 Plan that, on or after the date the 2019 Plan became effective, terminate, expire or are cancelled prior to exercise or settlement; are forfeited or repurchased because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time.
Under the Company’s 2017 Plan and consistent with the Company's prior 2008 Equity Incentive Plan, options and other stock awards to purchase shares of common stock may be granted to employees, directors, and consultants. Incentive stock options are granted to employees and non-statutory stock options are granted to consultants and directors at an exercise price not less than 100% of the fair value (as determined by the Board of Directors) of the Company’s common stock on the date of grant. The exercise price of options granted to stockholders who hold 10% or more of the Company’s common stock on the option grant date shall not be less than 110% of the fair value of the Company’s common stock on the date of grant for both incentive and non-qualified stock option grants. These options generally vest over four years and expire ten years from the date of grant. Stock option grants may be exercisable upon grant, and any unvested shares purchased are subject to repurchase. There were no unvested shares subject to repurchase as of December 31, 2022 and 2021.
As of December 31, 2022 and 2021, 1,241,365 and 4,160,618 shares of common stock, respectively, remained available for future grants under the 2019 Plan. Under the 2019 Plan, subject to any adjustments necessary to implement any capitalization adjustments, an annual increase to the number of shares issuable is automatically added on January 1 of each year for a period of ten years commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding year or such smaller amount as determined by the Company's Board of Directors.

Stock Options
Stock options are exercisable based on the terms and conditions outlined in the applicable award agreement. Stock options generally vest over four years and typically expire ten years from the date of grant. A summary of the Company’s stock option activity for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2021	14,924,013	$25.11	7.9	$439,557
Granted	6,710,394	41.36
Exercised	(2,014,629)	3.76
Forfeited	(773,193)	50.28
Cancelled	(38,559)	35.71
Outstanding at December 31, 2022	18,808,026	$32.13	7.9	$188,241

Exercisable at December 31, 2021	6,694,592	$4.21	6.6	$308,893

Exercisable at December 31, 2022	8,015,001	$15.21	6.3	$169,601
The total intrinsic value of options exercised was $76.7 million, $175.0 million, and $79.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The weighted-average grant date fair value of options granted was $21.84, $30.60, and $26.56 in the years ended December 31, 2022, 2021, and 2020, respectively.
The total grant date fair value of options vested was $62.6 million, $16.0 million, and $9.3 million as of December 31, 2022, 2021, and 2020, respectively.
The total unrecognized compensation cost related to unvested options was approximately $228.4 million at December 31, 2022. The weighted-average remaining recognition period is approximately 3.2 years.
Certain assumptions used in the option-pricing model for options granted to employees, directors, and non-employees are as follows:

Year Ended December 31,
	2022	2021	2020
Expected term (in years)	4.61 - 6.11	3.00 - 6.11	5.50 - 6.11
Risk-free interest rate	1.4% - 4.4%	0.6% - 1.4%	0.3% - 1.7%
Expected volatility	49.3% - 53.3%	52.4% - 59.5%	49.2% - 54.7%
Expected dividend rate	—	—	—

Restricted Stock Units
During the year ended December 31, 2020, the Company began granting restricted stock units under the 2019 Plan. Restricted stock units are subject to service-based or performance-based vesting criteria. The restricted stock units vest based on the terms outlined in the applicable award agreement, which, for service-based awards, is generally over a period of 4 years. The Company's performance-vesting awards are based on the achievement of specified revenue targets and continued employment through the date of achievement of such targets. If the targets have not been achieved prior to the fifth anniversary of the grant, the awards will be forfeited. As of December 31, 2022, all of the performance-vesting awards remained unvested. A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2021	1,765,518	$53.25
Granted	1,412,850	$44.09
Vested	(572,911)	$49.78
Forfeited	(189,295)	$52.82
Outstanding at December 31, 2022	2,416,162	$48.74
The total intrinsic value of restricted stock units vested was $22.0 million, $11.1 million, and $1.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The weighted-average grant date fair value of restricted stock units granted was $44.09, $58.13, and $25.46 for the years ended December 31, 2022, 2021, and 2020, respectively.
The total grant date fair value of restricted stock units vested was $28.5 million and $5.3 million for the years ended December 31, 2022 and December 31, 2021. The total fair value of restricted stock units vested was not significant for the year ended December 31, 2020.
The total unrecognized compensation cost related to unvested restricted stock units was approximately $100.3 million at December 31, 2022. The weighted-average remaining recognition period is approximately 2.8 years.
Employee Stock Purchase Plan
In October 2019, the Board of Directors and stockholders also adopted and approved the 2019 Employee Stock Purchase Plan (the “ESPP”). Following the IPO, the ESPP authorized the issuance of 1,700,000 shares of common stock to purchase rights granted to the Company’s employees. Subject to the ESPP, the maximum number of shares of common stock that may be issued under the Plan will not exceed 1,700,000 shares, plus the number of shares that are automatically added on January 1st of each year, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and 2,500,000 shares of common stock, or such smaller amount as determined by the Company's Board of Directors. As of December 31, 2022 and December 31, 2021, 3,306,387 and 1,560,693 shares of common stock remained available to be issued under the ESPP, respectively.

The following table summarizes the purchases that were made for each purchase period of the ESPP through December 31, 2022 (in thousands, except for share amounts):

Purchase Period	Proceeds used for purchase	Shares purchased
October 25, 2019 to July 31, 2020	$1,146	103,677
August 1, 2020 to January 31, 2021	481	21,125
February 1, 2021 to July 31, 2021	595	14,505
August 1, 2021 to January 31, 2022	683	19,838
February 1, 2022 to July 31, 2022	412	15,888
The next purchase period commenced on August 1, 2022 and ended on January 31, 2023.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of services	$25,918	$8,969	$3,056
Sales and marketing	21,135	5,462	2,066
General and administrative	53,695	19,275	7,699
Total stock-based compensation expense	$100,748	$33,706	$12,821
11. Net Income Per Share
A reconciliation of net income and the number of shares in the calculation of basic and diluted net income per share is as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Basic net income per common share:
Numerator:
Net income	$30,358	$65,769	$46,459

Denominator:
Weighted-average shares used in computing basic net income per share	92,195,068	89,105,562	85,722,670
Basic net income per share	$0.33	$0.74	$0.54

Diluted net income per common share:
Numerator:
Net income	$30,358	$65,769	$46,459

Denominator:
Weighted-average shares used in computing basic net income per share	92,195,068	89,105,562	85,722,670
Effect of dilutive securities	7,762,105	11,252,485	13,332,856
Weighted-average shares used in computing diluted net income per share	99,957,173	100,358,047	99,055,526
Diluted net income per share	$0.30	$0.66	$0.47

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	8,019,010	1,562,029	699,233
Shares issuable under ESPP	—	—	70,184
Restricted stock units	1,733,420	186,547	—
Total potential dilutive shares	9,752,430	1,748,576	769,417
12. 401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all employees and began employer contributions in 2018. The Company incurred expenses related to employer contributions of $1.0 million, $0.9 million, and $0.5 million for the years ended December 31, 2022, 2021, and 2020 respectively.
13. Income Taxes
A tax benefit of $5.9 million, $33.3 million, and $37.8 million was recorded for the years ended December 31, 2022, 2021, and 2020, respectively.
The benefit from income taxes is composed of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$—	$—	$—
State	(695)	31	(191)
Total current benefit (provision) from income taxes	(695)	31	(191)
Deferred:
Federal	6,880	25,154	28,852
State	(268)	8,149	9,119
Total deferred benefit from income taxes	6,612	33,303	37,971
Total benefit from income taxes	$5,917	$33,334	$37,780
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax provision at statutory rate	21%	21%	21%
State income taxes, net of federal benefit	3	(25)	(38)
Stock-based compensation	(48)	(99)	(100)
Change in valuation allowance	—	—	(317)
Other	—	—	(2)
Effective tax rate	(24)%	(103)%	(436)%
The Company's effective tax rate for the years ended December 31, 2022, 2021, and 2020 was (24)%, (103)%, and (436)%, respectively. For the year ended December 31, 2022 and 2021, the effective tax rate differs from the U.S. federal statutory rate primarily due to permanent tax adjustments, including windfalls upon the exercise of stock options and vesting of RSUs. For the year ended December 31, 2020, the effective tax rate differs from the U.S. federal statutory rate primarily due to the release of the valuation allowance in this period, in addition to permanent tax adjustments, including windfalls upon the exercise of options and vesting of RSUs.
Deferred Tax Balances
The components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$41,106	$55,180
Capitalized start‑up costs	6	8
Research and development credits	1,039	1,039
Stock-based compensation	26,996	9,133
Accruals and reserves	9,373	5,916
Operating lease liabilities	2,062	2,297
Property and equipment	—	164
Intangibles	547	414
Total deferred tax assets	81,129	74,151
Valuation allowance	(224)	(224)
Deferred tax assets after valuation allowance	$80,905	$73,927
Deferred tax liabilities:
Property and equipment	(461)	—
Goodwill	(709)	(581)
Operating lease right-of-use assets	(1,846)	(2,072)
Total deferred tax liabilities	(3,016)	(2,653)
Net deferred tax assets	$77,889	$71,274
Assessing the realizability of deferred tax assets requires the determination of whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of December 31, 2020, the Company achieved three years of cumulative income, along with projections of profitability, for which management determined that there is sufficient positive evidence to conclude that it is more likely than not that substantially all of the deferred tax assets will be realized. As such, $28.5 million of the valuation allowance had been released. Management continues to maintain this position as of December 31, 2022. During the years ended December 31, 2022 and December 31, 2021, the net change in the valuation allowance was not significant.
As of December 31, 2022, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $41.8 million and $125.1 million, respectively, which expire beginning in the year 2027. In addition to the above federal net operating losses, the Company has net operating losses of $113.2 million with an indefinite carryforward period. There are certain state net operating losses that follow the federal carryforward period and are indefinite in nature. The federal and California research and development tax credits are approximately $0.7 million and $0.8 million, respectively. The federal research credits will begin to expire in 2030 and the California research and development credits have no expiration date. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership changes that may occur, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Such annual limitation could result in the expiration of net operating losses and credits before their utilization.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2022	2021	2020
Balance at the beginning of the year	$390	$390	$390
Reductions based upon tax positions related to the current year	—	—	—
Balance at the end of the year	$390	$390	$390
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

15. Unaudited Quarterly Results of Operations Data
The following table sets forth the unaudited quarterly consolidated results of operations for each of the eight quarterly periods in the period ended December 31, 2022. The unaudited quarterly results of operations have been prepared on the same basis as the audited consolidated financial statements, and we believe they reflect all normal recurring adjustments necessary for the fair statement of the Company’s results of operations for these periods. This information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. The Company’s historical operating data may not be indicative of the Company’s future performance.

	Three Months Ended
	Mar. 31, 2021	Jun. 30, 2021	Sep. 30, 2021	Dec. 31, 2021	Mar. 31, 2022	Jun. 30, 2022	Sep. 30, 2022	Dec. 31, 2022
	(in thousands)
Revenue	$122,133	$128,651	$122,284	$127,553	$172,217	$195,004	$205,371	$214,321
Cost of services	93,226	99,030	93,792	102,438	139,268	151,117	159,376	169,827
Gross profit	28,907	29,621	28,492	25,115	32,949	43,887	45,995	44,494
Operating expenses:
Sales and marketing	4,014	4,028	4,441	7,696	10,015	11,496	11,166	12,980
General and administrative	13,086	13,937	14,986	17,607	22,992	23,553	23,574	28,208
Total operating expenses	17,100	17,965	19,427	25,303	33,007	35,049	34,740	41,188
Income (loss) from operations	11,807	11,656	9,065	(188)	(58)	8,838	11,255	3,306
Other income (expense), net	7	12	(92)	(293)	(96)	25	82	275
Interest income (expense), net	(18)	252	144	83	12	40	202	560
Total other income (expense), net	(11)	264	52	(210)	(84)	65	284	835
Income (loss) before income taxes	11,796	11,920	9,117	(398)	(142)	8,903	11,539	4,141
Benefit (provision) for income taxes	3,370	6,807	7,679	15,478	5,113	(135)	1,672	(733)
Net income	$15,166	$18,727	$16,796	$15,080	$4,971	$8,768	$13,211	$3,408
Net income per share:
Basic	$0.17	$0.21	$0.19	$0.17	$0.05	$0.10	$0.14	$0.04
Diluted	$0.15	$0.19	$0.17	$0.15	$0.05	$0.09	$0.13	$0.03
Weighted-average shares used in computing net income per share:
Basic	87,404,287	88,165,158	89,571,226	90,537,077	91,410,368	91,964,978	92,316,022	93,056,297
Diluted	100,106,497	99,808,085	100,370,331	100,321,297	99,935,735	99,672,769	99,819,801	100,059,687

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Limitations on Effectiveness of Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Progyny, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Progyny, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Progyny, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 1, 2023, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, NY
March 1, 2023

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Conduct
Our Board of Directors has adopted a Code of Conduct applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. A copy of our Code of Conduct is available at the Investor Relations section of our website, located at investors.progyny.com, under “Governance—Documents & Charters.” We intend to make all disclosures required by law or Nasdaq Stock Market rules regarding any amendments to, or waivers from, any provisions of the code at the same location of our website. Our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.
Other Information
The remaining information required by this item will be included under the headings “Proposal 1—Election of Directors,” “Information Regarding Director Nominees and Current Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports” in our definitive proxy statement relating to the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, which we refer to as our 2023 Proxy Statement, and such required information is incorporated herein by reference into this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included under the headings “Executive Compensation,” “Director Compensation,” and “Information Regarding the Board of Directors and Corporate Governance” in our 2023 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be included under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2023 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10 K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the headings “Transactions with Related Persons,” and “Information Regarding the Board of Directors and Corporate Governance” in our 2023 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our 2023 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.
PART IV
ITEM 15.    EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.
(a)Documents filed as part of this report:
1. List of Financial Statements
The following financial statements are included in Item 8 “Financial Statements and Supplementary Data” herein.
2. List of Financial Statement Schedules
All schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.
3. List of Exhibits
The exhibits to this report are listed below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Progyny, Inc.	8-K	001-39100	3.2	10/31/2019
3.2	Amended and Restated By-laws of Progyny, Inc.	S-1	333-233965	3.4	9/27/2019
4.1	Form of common stock certificate.	S-1/A	333-233965	4.1	10/15/2019
4.2	Form of 2013 Preferred Stock Warrant.	S-1/A	333-233965	4.2	10/15/2019
4.3	Form of 2014 Preferred Stock Warrant.	S-1/A	333-233965	4.3	10/15/2019
4.4	Form of 2015 Preferred Stock Warrant.	S-1/A	333-233965	4.4	10/15/2019
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank dated October 9, 2013.	S-1/A	333-233965	4.5	10/15/2019
4.6	Description of Capital Stock.					*

10.1†	Progyny, Inc. 2008 Stock Plan, as amended, and forms of agreements thereunder.	S-1	333-233965	10.2	9/27/2019
10.2†	Progyny, Inc. 2017 Equity Incentive Plan and forms of agreements thereunder.	S-8	333-233965	99.2	10/25/2019
10.3†	Amendment No. 1 to the Progyny, Inc. 2017 Equity Incentive Plan.	10-K	001-39100	10.4	3/10/2020
10.4†	Progyny, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-233965	10.4	10/15/2019
10.5†	Amendment No. 1 to the Progyny, Inc. 2019 Equity Incentive Plan.	10-K	001-3910	10.6	3/10/2020
10.6†	Progyny, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233965	10.5	10/15/2019
10.7†	Form of Indemnification Agreement.	S-1	333-233965	10.6	9/27/2019
10.8†	Amended and Restated Employment Agreement between Progyny, Inc. and David Schlanger, dated December 23, 2021	10-Q	001-39100	10.1	5/6/2022
10.9†	Amended and Restated Employment Agreement between Progyny, Inc. and Peter Anevski, dated December 23, 2021.	10-Q	001-39100	10.2	5/6/2022
10.10†	Amended and Restated Employment Agreement between Progyny, Inc. and Mark Livingston dated June 7, 2022	10-Q	001-39100	10.1	8/5/2022
10.11†	Employment Agreement between Progyny, Inc. and Allison Swartz dated October 27, 2022					*
10.12†	Amended and Restated Employment Agreement between Progyny, Inc. and Michael Sturmer dated December 23, 2021	10-Q	001-39100	10.3	5/6/2022
10.13	Sublease Agreement, dated as of July 29, 2019 by and between IPREO Holdings, LLC and Progyny, Inc.	S-1	333-233965	10.1	9/27/2019
10.14	Lease Agreement, dated as of February 25, 2022 by and between ESRT 1359 Broadway, LLC and Progyny, Inc.					*
10.15	Loan and Security Agreement, dated as of June 8, 2018, between Silicon Valley Bank and Registrant.	S-1	333-233965	10.10	9/27/2019

10.15	Amendments to Loan and Security Agreement, dated as of June 8, 2018, between Silicon Valley Bank and Registrant.	10-Q	001-39100	10.1	8/7/2020
21.1	List of Subsidiaries.	10-K	001-39100	21.1	3/1/2022
23.1	Consent of Ernst & Young LLP					*
24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					*

* Filed herewith.
** Furnished herewith.
† Indicates management contract or compensatory plan or arrangement in which any director or executive officer participates.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGYNY, INC.

Date: March 1, 2023	By:	/s/ PETER ANEVSKI
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 1, 2023.

Signature	Title

/s/ PETER ANEVSKI	Chief Executive Officer and Director
Peter Anevski	(principal executive officer)

/s/ MARK LIVINGSTON	Chief Financial Officer
Mark Livingston	(principal financial and accounting officer)

/s/ DAVID SCHLANGER	Executive Chairman
David Schlanger /s/ BETH SEIDENBERG	Lead Independent Director
Beth Seidenberg, M.D.

/s/ LLOYD DEAN	Director
Lloyd Dean

/s/ FRED COHEN	Director
Fred Cohen, M.D., D.Phil.

/s/ KEVIN GORDON	Director
Kevin Gordon

/s/ ROGER HOLSTEIN	Director
Roger Holstein

/s/ JEFFREY PARK	Director
Jeffrey Park

/s/ NORMAN PAYSON	Director
Norman Payson, M.D.

/s/ CHERYL SCOTT	Director
Cheryl Scott