Form 10-Q
period 2023-03-31
Progyny, Inc.
filed 2023-05-09
CIK 1551306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2023, the registrant had 94,407,257 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROGYNY, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$155,320	$120,078
Marketable securities	52,569	69,222
Accounts receivable, net of $33,447 and $28,328 of allowances at March 31, 2023 and December 31, 2022, respectively	313,245	240,067
Prepaid expenses and other current assets	5,945	4,489
Total current assets	527,079	433,856
Property and equipment, net	8,883	8,371
Operating lease right-of-use assets	18,872	6,903
Goodwill	11,880	11,880
Intangible assets, net	—	99
Deferred tax assets	79,237	77,889
Other noncurrent assets	3,773	3,988
Total assets	$649,724	$542,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145,623	$109,287
Accrued expenses and other current liabilities	61,244	50,249
Total current liabilities	206,867	159,536
Operating lease noncurrent liabilities	18,456	6,482
Total liabilities	225,323	166,018
Commitments and Contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2023 and December 31, 2022; 94,319,215 and 93,301,156 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	379,065	349,533
Treasury stock, at cost, $0.0001 par value; 615,980 shares at March 31, 2023 and December 31, 2022	(1,009)	(1,009)
Accumulated earnings	45,612	27,934
Accumulated other comprehensive income	724	501
Total stockholders’ equity	424,401	376,968
Total liabilities and stockholders’ equity	$649,724	$542,986
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$258,394	$172,217
Cost of services	199,754	139,268
Gross profit	58,640	32,949
Operating expenses:
Sales and marketing	14,282	10,015
General and administrative	29,347	22,992
Total operating expenses	43,629	33,007
Income (loss) from operations	15,011	(58)
Other income (expense), net:
Other income (expense), net	498	(96)
Interest income, net	822	12
Total other income (expense), net	1,320	(84)
Income (loss) before income taxes	16,331	(142)
Benefit for income taxes	1,347	5,113
Net income	$17,678	$4,971
Net income per share:
Basic	$0.19	$0.05
Diluted	$0.18	$0.05
Weighted-average shares used in computing net income per share:
Basic	93,832,873	91,410,368
Diluted	100,166,008	99,935,735
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statement of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$17,678	$4,971
Other comprehensive income:
Unrealized gain on marketable securities	223	82
Total other comprehensive income	223	82
Total comprehensive income	$17,901	$5,053
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Earnings (Deficit)	Other Comprehensive Income (Loss)	Total
	Shares	Amount

For the three months ended March 31, 2023:
Balance at December 31, 2022	93,301,156	$9	$(1,009)	$349,533	$27,934	$501	$376,968
Issuance of employee equity awards, net of shares withheld	1,018,059	—	—	(1,415)	—	—	(1,415)
Stock-based compensation	—	—	—	30,947	—	—	30,947
Other comprehensive income	—	—	—	—	—	223	223
Net income	—	—	—	—	17,678	—	17,678
Balance at March 31, 2023	94,319,215	$9	$(1,009)	$379,065	$45,612	$724	$424,401

For the three months ended March 31, 2022:
Balance at December 31, 2021	91,088,781	$9	$(1,009)	$255,339	$(2,424)	$(93)	$251,822
Issuance of employee equity awards, net of shares withheld	652,700	—	—	(1,959)	—	—	(1,959)
Stock-based compensation	—	—	—	24,703	—	—	24,703
Other comprehensive income	—	—	—	—	—	82	82
Net income	—	—	—	—	4,971	—	4,971
Balance at March 31, 2022	91,741,481	$9	$(1,009)	$278,083	$2,547	$(11)	$279,619

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$17,678	$4,971
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax benefit	(1,347)	(5,155)
Depreciation and amortization	541	364
Stock-based compensation expense	30,808	24,500
Bad debt expense	5,244	2,281
Realized gains on sale of marketable securities	(502)	—
Changes in operating assets and liabilities:
Accounts receivable	(78,422)	(65,845)
Prepaid expenses and other current assets	(1,456)	(664)
Accounts payable	36,445	23,171
Accrued expenses and other current liabilities	11,751	6,489
Other noncurrent assets and liabilities	221	(1,374)
Net cash provided by (used in) operating activities	20,961	(11,262)

INVESTING ACTIVITIES
Purchase of property and equipment, net	(1,251)	(790)
Purchase of marketable securities	(23,435)	(59,867)
Sale of marketable securities	40,813	21,099
Net cash provided by (used in) investing activities	16,127	(39,558)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,675	830
Payment of employee taxes related to equity awards	(3,815)	(2,988)
Proceeds from contributions to employee stock purchase plan	294	386
Net cash used in financing activities	(1,846)	(1,772)
Net increase (decrease) in cash and cash equivalents	35,242	(52,592)
Cash and cash equivalents, beginning of period	120,078	91,413
Cash and cash equivalents, end of period	$155,320	$38,821

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$(20)	$5
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$201	$251
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
Basis of Presentation
The accompanying interim unaudited consolidated financial statements include the accounts of Progyny, Inc. and its wholly owned subsidiaries. The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial position as of March 31, 2023, the results of the Company's operations for the three months ended March 31, 2023 and 2022 and the results of the Company's cash flows for the three months ended March 31, 2023 and 2022. Therefore, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023 (the “Annual Report on Form 10-K”).
The results for the three months ended March 31, 2023 are not necessarily indicative of the operating results expected for the year ending December 31, 2023 or any other future period. Additionally, there are many uncertainties regarding the ongoing coronavirus (“COVID-19”) pandemic, including variants, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it has impacted and may continue to impact its customers and members, provider network, specialty pharmacy partners, employees, suppliers, vendors, and other business partners. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, future results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and variants, the actions taken to contain it or treat its impact, vaccine roll-out efforts and impact, including vaccine hesitancy, break-through cases and the economic impact on local, regional and national markets. The overall disruption of the healthcare and fertility markets and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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
Progyny’s contracts also include potential service level agreement refunds related to outcome-based service metrics. These service level refunds, which are determined based on results of a full plan year, if met, are based on a percentage of the PEPM fee paid by clients. The Company estimates the variable consideration related to the total PEPM administration fee, less estimated refunds related to service level agreements, and recognizes the amounts allocated to the fertility benefits solution ratably over the contract term. Progyny’s estimates of service level agreement refunds have not historically resulted in significant adjustments to the transaction price.
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
There were no material contract asset or contract liability balances as of March 31, 2023 and December 31, 2022.
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
As of March 31, 2023 and December 31, 2022, accrued receivables were $67.2 million and $54.6 million, respectively. Accrued receivables are included within accounts receivable in the consolidated balance sheet.
Accrued claims payable of $43.7 million and $31.1 million as of March 31, 2023 and December 31, 2022, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms.
As of March 31, 2023 and December 31, 2022, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $49.0 million and $42.9 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the consolidated balance sheet.
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

Three Months Ended March 31, 2023	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$28,328	$5,244	$(125)	$33,447

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
3.Revenue
Disaggregated revenue
The following table disaggregates revenue by service (in thousands):

	Three Months Ended March 31,
	2023	2022

Fertility benefits services revenue	$157,145	$110,918
Pharmacy benefits services revenue	101,249	61,299
Total revenue	$258,394	$172,217

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
As of March 31, 2023 and December 31, 2022, the Company had $154.7 million and $120.6 million, respectively, in financial assets held in money market accounts and $52.6 million and $69.2 million, respectively, held in marketable securities, including U.S. treasury bills. All were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets.
As of March 31, 2023 and December 31, 2022, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.
5.Leases
In September 2019, the Company’s sublease agreement for the 25,212 square foot office in its corporate headquarters commenced in New York, NY and is scheduled to expire in May 2029. Pursuant to the sublease, the Company is obligated to pay the base rent of approximately $1.3 million per annum through the end of the fifth lease year and approximately $1.4 million per annum thereafter through the expiration date.
In February 2023, the Company's lease agreement for the additional 24,099 square foot office in its corporate offices commenced in New York, NY and is expected to expire in the fourth quarter of 2035. In accordance with ASC 842, the Company recorded right-of-use assets and lease liabilities of $12.2 million and $12.1 million, respectively. Pursuant to the lease, the Company is obligated to pay the base rent of approximately $1.4 million per annum beginning in April 2024 through the end of the fifth lease year and approximately $1.5 million per annum thereafter through the expiration date.
The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for the three months ended March 31, 2023 and 2022 was $0.4 million and $0.3 million, respectively.
Cash outflows from operating activities attributable to the operating leases for each of the three months ended March 31, 2023 and 2022 was $0.3 million.

Information related to the Company's leases is as follows (in thousands):

	Balance Sheet Location	March 31, 2023	December 31, 2022
Operating Leases
Right-of-use asset	Operating lease right-of-use assets	$18,872	$6,903
Short-term lease liabilities	Accrued expenses and other current liabilities	$1,231	$1,231
Long-term lease liabilities	Operating lease noncurrent liabilities	$18,456	$6,482

Other information
Weighted-average remaining lease term, operating lease		8.6 years	6.4 years
Weighted-average discount rate, operating lease		4.59%	4.29%
Future minimum facility lease payments related to the Company's operating lease liabilities as of March 31, 2023 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments as of March 31, 2023
2023	$964
2024	2,250
2025	2,793
2026	2,793
2027	2,793
Thereafter	13,641
Total undiscounted lease payments	$25,234
Less: imputed interest	5,547
Present value of lease liabilities	$19,687
Less: current portion of operating lease liabilities	1,231
Operating lease noncurrent liabilities	$18,456
February 2022 Lease Agreement
As noted above, the Company commenced its lease for the 24,099 square foot office in its corporate offices in New York, NY in February 2023, pursuant to a lease agreement entered into by the Company in February 2022. The lease agreement also provides for additional space in the Company's corporate offices, including an additional 21,262 square foot office and continued occupancy of the 25,212 square foot office after the expiration of the current sublease. For the 21,262 square foot office, the lease commencement date, which is when the premises will become available to the Company for use, is currently expected to be in the fourth quarter of 2024. The Company is obligated to pay the base rent of approximately $1.3 million starting in the fourth quarter of 2025 for five years and approximately $1.4 million per year thereafter through the fourth quarter of 2035, the expected expiration date. For the current 25,212 square foot office, the Company is obligated to pay the base rent of approximately $1.6 million per year beginning in June 2029, which is the lease commencement, through the fourth quarter of 2035, the expected expiration date.
6.Commitments and Contingencies
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

7.Stock-based Compensation Expense
The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of services	$8,214	$6,165
Sales and marketing	6,568	4,763
General and administrative	16,026	13,572
Total stock-based compensation expense	$30,808	$24,500

8.Income Taxes
For the three months ended March 31, 2023 and 2022, the Company calculated its year-to-date provision for income taxes by applying the estimated annual effective tax rate to the year-to-date profit from operations before income taxes and adjusts the provision for income taxes for discrete tax items recorded in the period. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income before income taxes and any significant permanent tax items. During the three months ended March 31, 2023 and 2022, the Company recorded a benefit for income taxes of $1.3 million and $5.1 million, respectively, primarily due to equity compensation activity that occurred during the period.
9.Net Income Per Share
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

	Three Months Ended March 31
	2023	2022
Basic net income per common share:
Numerator:
Net income	$17,678	$4,971

Denominator:
Weighted-average shares used in computing basic net income per share	93,832,873	91,410,368
Basic net income per share	$0.19	$0.05

Diluted net income per common share:
Numerator:
Net income	$17,678	$4,971

Denominator:
Weighted-average shares used in computing basic net income per share	93,832,873	91,410,368
Effect of dilutive securities	6,333,135	8,525,367
Weighted-average shares used in computing diluted net income per share	100,166,008	99,935,735
Diluted net income per share	$0.18	$0.05
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted income per share for the period presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	11,897,587	6,844,585
Shares issuable under employee stock purchase plan	—	683
Restricted stock units	1,603,800	1,814,719
Total	13,501,387	8,659,987

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on March 1, 2023. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A. in this Quarterly Report on Form 10-Q.
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
Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our current base of clients to over 370 with at least 1,000 covered lives. We currently provide coverage to approximately 5.4 million employees and their partners (known in our industry as covered lives), whom we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since inception, and our member satisfaction over that same time period is evidenced by our industry-leading Net Promoter Score, or NPS, of +82 for our fertility benefits solution and +79 for our integrated pharmacy benefits solution, Progyny Rx as of December 31, 2022. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

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
Our Clients. We currently serve over 370 employers with at least 1,000 covered lives in the United States across more than 40 industries. Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 600,000 employees, represent approximately 5.4 million covered lives.
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
•Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% of our total revenue for the three months ended March 31, 2023 and 2022, respectively.
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
Member and Client Base. Our addressable market is primarily large self-insured employers as well as labor populations under the Labor Management Relations Act of 1947 (also known as the Taft-Hartley Act). There are approximately 8,000 employers in the United States who have a minimum of 1,000 employees, who together with Taft-Hartley labor populations, represent approximately 100 million potential covered lives in total. Our current member base of approximately 5.4 million covered lives represents a mid-single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of March 31, 2023 and December 31, 2022, we served 379 and 288 clients, respectively, representing 5,351,000 and 4,585,000 members, respectively.
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

	As of March 31,		As of December 31,
	2023		2022
Client Tier (Members)	Clients	Members	Clients	Members
Up to 2,500	106	200,000	76	145,000
2,501 - 10,000	175	900,000	130	678,000
10,001 - 50,000	77	1,488,000	64	1,275,000
Greater than 50,000	21	2,763,000	18	2,487,000
Total	379	5,351,000	288	4,585,000
Benefits Utilization. A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to approximately 5.4 million members as of March 31, 2023.
The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
Assisted Reproductive Treatment (ART) Cycles(1)	13,171	8,924
Utilization - All Members(2)	0.54%	0.51%
Utilization - Female Only(2)	0.48%	0.45%
Average Members	5,335,000	3,927,000

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
Impact of COVID-19 on our Business
The COVID-19 pandemic has significantly impacted various markets around the world, including the United States. Restrictions related to COVID-19, including variants, and our responses to them have significantly impacted and may continue to impact how our members use our services, access our providers, and how our employees work and provide services to our clients and members, resulting in an impact on our revenue. We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to monitor liquidity, as necessary, and ensure that our business can continue to operate during these uncertain times. COVID-19, including variants, and related restrictions had a negative impact on our revenue growth for the three months ended March 31, 2022. To the extent that the markets we serve experience increased cases of COVID-19, including variants, state or local governments may reinstitute measures to control its spread, which could again negatively impact our members’ access to care, which could in turn impact our business. We will continue to evaluate the nature and extent of these potential impacts to our business, results of operations and liquidity.
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
Other Income (Expense), Net
Other income (expense), net primarily includes interest income and expense as well as investment income and losses.
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
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$258,394	$172,217
Cost of services(1)	199,754	139,268
Gross profit	58,640	32,949
Operating expenses:
Sales and marketing(1)	14,282	10,015
General and administrative(1)	29,347	22,992
Total operating expenses	43,629	33,007
Income (loss) from operations	15,011	(58)
Other income (expense), net	1,320	(84)
Income (loss) before income taxes	16,331	(142)
Benefit for income taxes	1,347	5,113
Net income	$17,678	$4,971

________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
Cost of services	$8,214	$6,165
Sales and marketing	6,568	4,763
General and administrative	16,026	13,572
Total stock‑based compensation expense	$30,808	$24,500

	Three Months Ended March 31,
	2023	2022
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100.0%	100.0%
Cost of services	77.3	80.9
Gross profit	22.7	19.1
Operating expenses:
Sales and marketing	5.5	5.8
General and administrative	11.4	13.4
Total operating expenses	16.9	19.2
Income (loss) from operations	5.8	(0.1)
Other income, net	0.5	(0.0)
Income (loss) before income taxes	6.3	(0.1)
Benefit for income taxes	0.5	3.0
Net income	6.8%	2.9%
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

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net income	$17,678	$4,971
Add:
Depreciation and amortization	541	364
Stock‑based compensation expense	30,808	24,500
Other (income) expense, net	(498)	96
Interest income, net	(822)	(12)
Benefit for income taxes	(1,347)	(5,113)
Adjusted EBITDA	$46,360	$24,806
Comparison of Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023	2022	% Change

	(dollars in thousands)
Revenue	$258,394	$172,217	50%
Revenue increased by $86.2 million, or 50%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase is primarily due to a $46.2 million, or 42%, increase in revenue from our fertility benefits solution and a $40.0 million, or 65%, increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added the Progyny Rx benefit. Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefits solution clients since its initial launch. Our revenue growth for the three months ended March 31, 2022 was negatively impacted by COVID-19.
Cost of Services

	Three Months Ended March 31,
	2023	2022	% Change

	(dollars in thousands)
Cost of services	$199,754	$139,268	43%
Cost of services increased by $60.5 million, or 43%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered. This increase in cost of services was also attributable to an increase in personnel-related costs primarily due to incremental headcount as well as a $2.0 million increase in stock-based compensation expense.

Gross Profit and Gross Margin

	Three Months Ended March 31,
	2023	2022	% Change

	(dollars in thousands)
Gross profit	$58,640	$32,949	78%
Gross margin	22.7%	19.1%
Gross profit increased by $25.7 million, or 78%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Gross margin increased 360 basis points for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to ongoing efficiencies realized in the delivery of our care management services.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended March 31,
	2023	2022	% Change

	(dollars in thousands)
Sales and marketing	$14,282	$10,015	43%
Sales and marketing expense increased by $4.3 million, or 43% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to a $3.2 million increase in personnel-related costs attributable to an increase in stock-based compensation expense of $1.8 million, incremental headcount and an increase in sales commissions, as well as a $1.1 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Three Months Ended March 31,
	2023	2022	% Change

	(dollars in thousands)
General and administrative	$29,347	$22,992	28%
General and administrative expense increased by $6.4 million, or 28%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to a $3.0 million increase in bad debt expense driven by our revenue growth, a $2.9 million increase in personnel-related costs including an increase in stock-based compensation expense of $2.5 million, as well as a $0.5 million increase in other related general and administrative expenses.
Other Income (Expense), Net

	Three Months Ended March 31,
	2023	2022	% Change

	(dollars in thousands)
Other income (expense) , net	$1,320	($84)	NM
Other income (expense), net increased by $1.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase in interest and investment income.

Benefit for Income Taxes

	Three Months Ended March 31,
	2023	2022	% Change

	(dollars in thousands)
Benefit for income taxes	$1,347	$5,113	(74)%
For the three months ended March 31, 2023, we recorded a benefit for income taxes of $1.3 million, as compared to a benefit for income taxes of $5.1 million for the three months ended March 31, 2022 primarily due to the higher operating profit, which was partially offset by an increase in discrete tax benefits related to higher equity compensation activity in the current year period.
Liquidity and Capital Resources
As of March 31, 2023, we had $155.3 million of cash and cash equivalents and $52.6 million of marketable securities. Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities, including our initial public offering. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.
We believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We also expect these sources of existing cash and cash equivalents will be sufficient to fund our long-term contractual obligations and capital needs. However, this is subject, to a certain extent, to general economic, financial, competitive, regulatory, and other factors that are beyond our control. Moreover, our future capital requirements will depend on many factors, including sales of our solutions and client renewals, the timing and the amount of cash received from clients, the expansion of our sales and marketing activities, and the continuing market adoption of our solutions.
Other than the prior impact on our revenue growth and the related cash flows resulting from the various restrictions on activities due to the COVID-19 pandemic, as of March 31, 2023, our sources and uses of cash were not otherwise materially impacted by the COVID-19 pandemic and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic, including variants, may have on our business and financial results. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity in the future. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. For additional information on the various risks posed by the COVID-19 pandemic, please refer to Part II, Item 1A. "Risk Factors" included in this Quarterly Report on Form 10-Q.
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

The following table summarizes our cash flows from operations for the periods presented:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Cash provided by (used in) operating activities	$20,961	$(11,262)
Cash provided by (used in) investing activities	16,127	(39,558)
Cash used in financing activities	(1,846)	(1,772)
Net increase (decrease) in cash and cash equivalents	$35,242	$(52,592)
Operating Activities
Net cash provided by operating activities was $21.0 million for the three months ended March 31, 2023, primarily consisting of net income of $17.7 million adjusted for certain items, which include $30.8 million of stock-based compensation expense, $5.2 million of bad debt expense, $1.3 million of deferred tax benefit, $0.5 million of depreciation and amortization, and $0.5 million of realized gains on the sale of marketable securities. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $78.4 million and prepaid expenses and other current assets of $1.5 million, partially offset by cash provided by operating activities from increases in accounts payable of $36.4 million, accrued expenses and other current liabilities of $11.8 million, and other noncurrent assets and liabilities of $0.2 million. These changes were a result of the impact of revenue growth and our operating results as well as the timing of cash collections and payments to third parties.
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
Investing Activities
Net cash provided by investing activities was $16.1 million for the three months ended March 31, 2023, which primarily consisted of net proceeds from marketable securities of $17.4 million. Net cash used in investing activities was $39.6 million for the three months ended March 31, 2022, which primarily consisted of net investments in marketable securities of $38.8 million. The remainder of the activity for each of the three months ended March 31, 2023 and March 31, 2022 consisted of purchases of computers, software, including capitalized software development costs, and leasehold improvements.
Financing Activities
Net cash used in financing activities was $1.8 million for the three months ended March 31, 2023, consisting of payments of $3.8 million for employee taxes related to equity awards, partially offset by $1.7 million in proceeds from stock option exercises and $0.3 million in proceeds from contributions to our employee stock purchase plan.
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
In February 2022, we entered into a lease agreement for additional space in our corporate offices in New York, New York, consisting of a 24,099 square foot office and a 21,262 square foot office, and also for continued occupancy of the 25,212 square foot office after the expiration of the current sublease. For the 24,099 square foot office, we will pay the base rent of approximately $1.4 million per year starting in April 2024 for five years and approximately $1.5 million per year thereafter through the fourth quarter of 2035, the expected expiration date. For the 21,262 square foot office, we will pay the base rent of approximately $1.3 million starting in the fourth quarter of 2025 for five years and approximately $1.4 million per year thereafter through the fourth quarter of 2035, the expected expiration date. For our current 25,212 square foot office, we will pay the base rent of approximately $1.6 million per year beginning in June 2029 through the fourth quarter of 2035, the expected expiration date.
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
For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K as well as "Financial Statements (Unaudited) — Note 1 – Business and Basis of Presentation" and "Financial Statements (Unaudited) — Note 2 – Significant Accounting Policies" in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to the Company’s critical accounting policies and estimates since our Annual Report on Form 10-K.
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
At March 31, 2023, we had cash and cash equivalents of $155.3 million and marketable securities of $52.6 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Part I, Item 1 “Financial Statements (Unaudited) — Note 6 — Commitments and Contingencies.”
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider all of the information contained in this Quarterly Report on Form 10-Q, including the sections titled “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. Any of the following risks could materially and adversely affect our business, financial condition and results of operations, the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
Risks Related to Our Business and Industry
We may fail to meet our publicly announced guidance or other expectations about our business and future results of operations, which would cause our stock price to decline.
We have provided and may continue to provide guidance about our business and future results of operations. On May 8, 2023, we issued guidance for the second quarter of 2023 and full year 2023. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given and may be revised at a later time, solely in our discretion, as we learn more information. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In developing this guidance, our management must make certain assumptions and judgments, including but not limited to, our business strategy, plans, goals, expectations concerning our market position, future operations and other financial and operating information, as well as the impact of events outside of our control (such as the COVID-19 pandemic or shortages of fertility medications) that are or were at this time inherently difficult to predict. While the guidance may be presented with numerical specificity, it is necessarily speculative in nature. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our business and future results of operations. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of our future results of operations fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
The COVID-19 pandemic, including variants and resurgences, has had and is expected to continue to have, and similar health epidemics or pandemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our clients, members and providers operate.
The COVID-19 pandemic continues to evolve, with pockets of resurgence and the emergence of variant strains contributing to continued uncertainty about its scope, duration, severity, trajectory and lasting impact. The pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. Our revenue growth for the three months ended March 31, 2022 was negatively impacted by COVID-19, including variants, and our revenue growth in future periods may continue to be adversely impacted by COVID-19. Our providers have delayed and may in the future delay new fertility cycles because they operate in areas acutely affected by the COVID-19 pandemic. Many of our members live in communities that have been acutely affected by the COVID-19 pandemic and have delayed and may not want to continue or begin new fertility cycles during the pandemic, including due to resurgences in and the emergence of variant strains. Emerging research and the limited consumer information on the impact of COVID-19 vaccines on pregnancy may also affect member behavior and utilization. Furthermore, as certain of our potential clients experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the COVID-19 pandemic, they have and may continue to decrease their spending on health benefits, which may disproportionately impact fertility benefits, and delay or cancel implementation of fertility benefits. Each of these factors could affect member behavior, our utilization rates and the number of members enrolled in our clients’ benefit plans.

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
Unfavorable changes in our industry, including reductions in general healthcare spending, or in the United States economy could have a negative effect on our and our clients’ and potential clients’ results of operations. This could result in the delay or cancellation by certain clients, including if purchases of our solution are perceived by clients and potential clients to be discretionary, if they experience a reduction in their employee headcounts, whether due to reductions in force or turnover, or are unable to grow employee headcounts or there are material defaults by members on past amounts due. An increase in the cost of obtaining fertility medication or general medical cost inflation could also negatively impact our results of operation. In addition, the increased pace of consolidation in the healthcare industry may result in competitors with greater market power. Many economists believe the global economy will likely experience a recessionary environment in the near future. The Federal Reserve’s efforts to tame inflation have led to, and may continue to lead to, increased interest rates. A significant escalation or expansion of economic disruption could have a material adverse effect on our results of operations. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry, nor its impact on us or our clients.

Our business depends on our ability to retain our existing clients and increase the adoption of our services within our client base. Any failure to do so would harm our business, financial condition and results of operations.
As part of our growth strategy, we are focused on retaining and expanding our services within our existing client base. A client can expand the fertility benefits they offer to their employees a number of ways, including by adding egg freezing or increasing the number of Smart Cycle units under their benefits plan (i.e., from two to three Smart Cycles per household). In addition, our fertility benefits solution clients can purchase our add-on Progyny Rx solution. We went live with Progyny Rx in 2018 and 90% of our current clients have now launched this solution, including approximately 97% of the clients we signed in 2022.
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
We currently serve over 370 employers with at least 1,000 covered lives in the United States across more than 40 industries. For the three months ended March 31, 2023, one of our clients accounted for 13% of our total revenue. For the three months ended March 31, 2022, two of our clients accounted for 17% and 12%, or a combined 29%, of our total revenue. No other clients accounted for more than 10% of our total revenue for the three months ended March 31, 2023 and 2022. Engagement with these clients is generally covered through contracts that are multi-year in duration. These clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. Our clients could also renegotiate pricing terms at the time of renewal, which could have a negative impact on our revenue. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including reductions in workforce or heightened employee attrition, changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.
If we are unable to attract new clients, our business, financial condition and results of operations would be adversely affected.

To increase our revenue, we must continue to attract new clients. Our ability to do so depends in large part on the success of our sales and marketing efforts, and the success of attracting industry leaders in diversified sectors, which could prompt others in the same sectors to follow suit to remain competitive. Potential clients may seek out other options; therefore, we must demonstrate that our solutions are valuable and superior to alternatives. If we fail to provide high-

quality solutions and convince clients of the benefits of our model and value proposition, we may not be able to attract new clients. The market for our solutions could decline or grow more slowly than we expect, including due to general economic conditions, and high unemployment rates, reductions in workforce or employee attrition, impacts related to outbreaks and resurgences of contagious diseases or worsening thereof, including the COVID-19 pandemic, a decrease in business investments, including spending on employee benefits, and other factors. If the markets for our solutions decline or grow more slowly than we expect, or if the number of clients that contract with us for our solutions declines or fails to increase as we expect, our financial results could be harmed. As the markets in which we participate mature, fertility solutions and services evolve and competitors begin to enter into the market and introduce differentiated solutions or services that are perceived to compete with our solutions, particularly if such competing solutions are adopted by an industry leader in a particular sector, our ability to sell our solutions could be impaired. As a result of these and other factors, we may be unable to attract new clients, which would have an adverse effect on our business, financial condition and results of operations.
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
We have experienced in the past and expect to continue to experience actual and attempted cyber-attacks of our information technology systems, such as through email phishing scams, spoofing attempts and malicious attachments. Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that such incidents will not have such an impact in the future. In addition, to the extent that any disruption or security breach were to result in a loss or inappropriate disclosure of confidential information, we could incur liability. We have access to sensitive information relating to members, our employees and our business partners in the ordinary course of our business. Any failure or perceived failure by us, or our third-party contractors on our behalf, to comply with local and foreign laws regarding privacy and data security, as well as contractual commitments in this respect, may result in governmental enforcement claims, fines, or litigation, which could have an adverse effect on our reputation and business. If a significant data breach occurred, our reputation could be materially and adversely affected, confidence among our clients and members may be diminished, or we may be subject to legal claims, any of which may contribute to the loss of customers and have a material adverse effect on us. We maintain cyber liability insurance however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. To the extent such disruptions or uncertainties result in the theft, destruction, loss or misappropriation or release of our confidential data or our intellectual property, our business and results of operations could be materially and adversely affected. See “Risks Related to Government Regulation -We operate in a highly regulated industry and must comply with a significant number of complex and evolving legal and regulatory requirements- Data Protection and Breaches.”
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
Our success is dependent upon our continued ability to maintain a selective Center of Excellence, our proprietary, credentialed network of high-quality fertility specialists. Fertility specialists and our other network providers could refuse to contract with us, demand higher payments or take other actions that could result in higher medical costs, less attractive service for our members or difficulty meeting regulatory or accreditation requirements. Identifying high-quality fertility specialists and other healthcare providers, credentialing and negotiating contracts with them and evaluating, monitoring and maintaining our network, requires significant time and resources. Our network provider arrangements generally may be terminated or not renewed by either party without cause upon prior written notice. We cannot provide any assurance that we will be able to continue to renew our existing contracts or enter into new contracts on a timely basis or under favorable terms enabling us to service our members profitably. If we are not successful in maintaining our relationships with top fertility specialists, these fertility specialists may refuse to renew their contracts with us, and potential competitors may be effective in onboarding these or other high-quality fertility specialists to create a similarly high-quality network. Any of these events could have a material adverse effect on the provision of services to our members and our operations.
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
From time to time, our network providers may assert, or threaten to assert, claims seeking to terminate our contractual arrangements. If enough provider agreements were terminated, such terminations could adversely impact the adequacy of our network to service our members, and may put us at risk of non-compliance with applicable federal and state laws. If we are unable to retain our current provider contract terms or enter into new provider contracts timely or on favorable terms, our profitability may be harmed. In addition, from time to time, we may in the future be subject to class action or other lawsuits by healthcare providers with respect to claims payment procedures, reimbursement policies, network participation, or similar matters. In addition, regardless of whether any such lawsuits brought against us are successful or have merit, they will be time-consuming and costly, and could have an adverse impact on our reputation. As a result, under such circumstances, we may be unable to operate our business effectively.
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
In addition, our arrangements with these third parties may expose us to public scrutiny, adversely affect our brand and reputation, expose us to litigation and/or regulatory action, or otherwise make our operations vulnerable if we fail to adequately monitor their performance or if they fail to meet their contractual obligations to us or to comply with applicable laws or regulations.
If we fail to maintain an efficient pharmacy distribution network or if there is a disruption to our network of specialty pharmacies or their supply chains, our business, financial condition and results of operations could suffer.
The timely delivery of fertility prescriptions is essential for fertility treatments. If prescriptions are delivered late or become unavailable, it may result in postponement of a member’s treatment cycle and member dissatisfaction with our solutions. We believe that our ability to maintain and grow the adoption of Progyny Rx is highly dependent on our success in maintaining an efficient pharmacy distribution network and our record of on-time delivery. The specialty pharmacies in our network could refuse to contract with us, demand higher drug pricing or take other actions that could result in higher medical costs or less attractive services for our members.
Specialty pharmacies could face supply chain issues or regulatory delays impacting the availability or distribution of certain fertility prescriptions requiring drug substitutions that could result in higher medical costs or negatively impact our revenues, rebates and results of operations. We do not control the pricing strategies or supply chains of our specialty pharmacy partners, each of whom may be impacted by general economic considerations including inflation and other independent considerations and drivers that are outside our control and each of whom has the ability to set or impact market price for different prescription medications. We also cannot provide any assurance that we will be able to continue to renew our existing contracts, current negotiated pricing or discounts, or enter into new contracts on a timely basis or under favorable terms enabling us to service our members profitably. If we are not successful in maintaining our relationships with the specialty pharmacies in our network, are otherwise unable to maintain an efficient pharmacy distribution network, or if a significant disruption thereto should occur, it may adversely affect our business, financial condition and results of operations. For example, between October 2022 and November 2022 the manufacturer of Menopur temporarily paused delivery of the drug, which created a shortage in supply, while they awaited FDA approval to changes that were made in the manufacturing process of one of their suppliers. While we do not currently expect future Menopur shortages, due to the recent supply chain changes and disruptions there is a possibility of a prolonged halt to production of medications relied on by Progyny members that could negatively impact our revenue and results of operations.

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
Our marketing efforts depend on our ability to maintain our relationships with benefits consultants.
We sell our solutions through our sales organization and, in many cases, we leverage our relationships with top benefits consultants to establish relationships with potential clients. Our sales team has broad experience in health benefits management and extensive pre-existing long-term relationships with industry participants and benefits executives at large employers. If we fail to maintain our relationships with the benefits consultants, our marketing efforts, business and profitability would be adversely impacted.
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
•HIPAA Privacy and Security Requirements. Regulations promulgated pursuant to HIPAA as amended, and regulations promulgated thereunder, or collectively, HIPAA establish privacy and security standards that limit the use and disclosure of certain individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological organizational safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. The privacy regulations established under HIPAA also provide patients with rights related to understanding and controlling how their protected health information is used and disclosed. As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of the regulations as a “Business Associate.” When acting as a Business Associate under HIPAA, to the extent permitted by applicable privacy regulations and contracts and associated Business Associate Agreements with our clients, we are permitted to use and disclose protected health information to perform our services and for other limited purposes, but other uses and disclosures, such as marketing communications, require written authorization from the patient or must meet an exception specified under the privacy regulations. We also have downstream Business Associates, which provide us with services and are also subject to HIPAA regulations.
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
•Other Privacy and Security Requirements. In addition to HIPAA, numerous other federal and state laws govern the collection, dissemination, use, access to and confidentiality of personal information, some of which may be applicable to our business. Certain federal and state laws protect types of personal information that may be viewed as particularly sensitive. For example, New York’s Public Health Law, Article 27-F protects information that could reveal confidential HIV-related information about an individual. In many cases, state laws are more restrictive than, and not preempted by, HIPAA, and may allow personal rights of action with respect to privacy or security breaches, as well as fines. State laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities. Further, the California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020 which gives California residents certain rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches has increased the likelihood and risks associated with data breach litigation. Further, the California Privacy Rights Act, or the CPRA, generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
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
•Data Protection and Breaches. In recent years, there have been a number of well-publicized data breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Laws in all 50 states require businesses to provide notice to clients whose personally identifiable information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. Most states require holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals or the state’s attorney general. In some states, these laws are limited to electronic data, but states increasingly are enacting or considering stricter and broader requirements.
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
Despite our security management efforts with respect to physical and technological safeguards, employee training, vendor (and sub-vendor) controls and contractual relationships, our infrastructure, data or other operation centers and systems used in our business operations, including the internet and related systems of our vendors (including vendors to whom we outsource data hosting, storage and processing functions) are vulnerable to and, from time to time, may experience unauthorized access to data and/or breaches of confidential information due to a variety of causes. Techniques used to obtain unauthorized access to or compromise systems change frequently, are becoming increasingly sophisticated and complex, and are often not detected until after an incident has occurred. As a result, we might not be able to anticipate these techniques, implement adequate preventive measures, or immediately detect a potential compromise. If our security measures, some of which are managed by third parties, or the security measures of our service providers or vendors, are breached or fail, it is possible that unauthorized or illegal access to or acquisition, disclosure, use or processing of personal information, confidential information, or other sensitive client, member, or employee data, including HIPAA-regulated protected health information, may occur. A security breach or failure could result from a variety of circumstances and events, including third-party action, human negligence or error, malfeasance, employee theft or misuse, phishing and other social engineering schemes, computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, and catastrophic events.
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
•Network Adequacy and Access Requirements. Network adequacy and access laws require health plans to maintain a network of healthcare providers sufficient to deliver the benefits they contract to provide to their enrollees. In light of the increase in “narrow networks,” there has been a legislative push to ensure that commercial payors contract with a sufficient number of healthcare providers to create an “adequate network.” Additionally, a majority of states now have some form of legislation affecting our payor clients’ ability to limit access to a provider network or remove a provider from the network. Such legislation may require our clients to admit any healthcare provider including any pharmacy provider willing to meet the plan’s price and other terms for network participation “any willing provider” legislation or may provide that a provider may not be removed from a network except in compliance with certain procedures “due process” legislation. Further, to ensure network adequacy and quality, a network may seek to accredit its healthcare providers through any number of accrediting bodies, such as the National Committee for Quality Assurance, or NCQA, and the Utilization Review Accreditation Commission. We follow NCQA standards to credential the health providers with whom we contract to provide services within our network, and engage Council for Affordable Quality Healthcare to conduct provider credentialing where required. Should any of the states we operate in determine that our network of providers does not meet adequacy or access requirements, we may be subject to administrative penalties and other administrative actions, as well as private litigation. In addition, if we are unable to contract with a sufficient number of providers, we may become subject to administrative penalties or enforcement actions from state regulatory agencies, litigation from consumers, and may be in breach of certain contractual covenants with our partners.
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
Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. We adopted ASC No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation- Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815- 40) as of January 1, 2022. This accounting pronouncement did not have a material impact on our consolidated financial statements. See Note 2 – Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on recently adopted accounting standards. A change in accounting principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change. The adoption of new or revised accounting principles may require us to make changes to our systems, processes and control, which could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations, retroactively affect previously reported results or require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law or the DGCL, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.
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
Companies across all industries are facing increasing scrutiny related to their environmental, social and governance, or ESG practices and reporting. The SEC and investors have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of ESG reporting. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs, changes in demand for certain offerings, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition or results of operations. We may provide information in this Quarterly Report on Form 10-Q or our other filings with the SEC that are informed by various ESG standards and frameworks (including standards for the measurement of underlying data) and the interest of various stakeholders. Much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change, and our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control. If our ESG practices and reporting do not meet or are viewed as not meeting SEC, investor or other industry or stakeholder expectations, which continue to evolve, our brand, reputation and investor retention may be negatively impacted. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, implement, enhance and comply with various ESG practices and standards. Also, our failure, or perceived failure to meet the standards included in any ESG disclosure could negatively impact our reputation, employee recruiting and retention, and the willingness of our customers and suppliers to do business with us.
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
In the first quarter of 2023, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.

The following table provides a summary of shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans in the three months ended March 31, 2023:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program

January 1, 2023 through January 31, 2023	45,860	$31.50	—	$—
February 1, 2023 through February 28, 2023	30,161	32.08	—	—
March 1, 2023 through March 31, 2023	16,563	35.78	—	—
Total shares repurchased	92,584	$32.45	—	$—
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

Progyny, Inc. (Registrant)

Date: May 9, 2023	By:	/s/ Peter Anevski
Peter Anevski
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Mark Livingston
Mark Livingston
Chief Financial Officer (Principal Financial and Accounting Officer)