Form 10-Q
period 2023-06-30
Progyny, Inc.
filed 2023-08-04
CIK 1551306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, the registrant had 95,406,381 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROGYNY, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$170,570	$120,078
Marketable securities	111,925	69,222
Accounts receivable, net of $37,892 and $28,328 of allowances at June 30, 2023 and December 31, 2022, respectively	264,958	240,067
Prepaid expenses and other current assets	13,677	4,489
Total current assets	561,130	433,856
Property and equipment, net	9,497	8,371
Operating lease right-of-use assets	18,451	6,903
Goodwill	11,880	11,880
Intangible assets, net	—	99
Deferred tax assets	77,065	77,889
Other noncurrent assets	3,514	3,988
Total assets	$681,537	$542,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130,160	$109,287
Accrued expenses and other current liabilities	63,740	50,249
Total current liabilities	193,900	159,536
Operating lease noncurrent liabilities	18,138	6,482
Total liabilities	212,038	166,018
Commitments and Contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2023 and December 31, 2022; 95,165,253 and 93,301,156 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	408,814	349,533
Treasury stock, at cost, $0.0001 par value; 615,980 shares at June 30, 2023 and December 31, 2022	(1,009)	(1,009)
Accumulated earnings	60,603	27,934
Accumulated other comprehensive income	1,082	501
Total stockholders’ equity	469,499	376,968
Total liabilities and stockholders’ equity	$681,537	$542,986
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$279,373	$195,004	$537,767	$367,221
Cost of services	218,732	151,117	418,486	290,385
Gross profit	60,641	43,887	119,281	76,836
Operating expenses:
Sales and marketing	15,384	11,496	29,666	21,511
General and administrative	30,073	23,553	59,420	46,545
Total operating expenses	45,457	35,049	89,086	68,056
Income from operations	15,184	8,838	30,195	8,780
Other income (expense), net:
Other income (expense), net	1,277	25	1,775	(71)
Interest income, net	706	40	1,528	52
Total other income (expense), net	1,983	65	3,303	(19)
Income before income taxes	17,167	8,903	33,498	8,761
(Provision) benefit for income taxes	(2,176)	(135)	(829)	4,978
Net income	$14,991	$8,768	$32,669	$13,739
Net income per share:
Basic	$0.16	$0.10	$0.35	$0.15
Diluted	$0.15	$0.09	$0.33	$0.14
Weighted-average shares used in computing net income per share:
Basic	94,738,651	91,964,978	94,290,653	91,578,707
Diluted	100,615,919	99,672,769	100,391,573	99,725,564
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statement of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$14,991	$8,768	$32,669	$13,739
Other comprehensive income:
Unrealized gain on marketable securities	369	29	592	111
Foreign currency translation loss	(11)	—	(11)	—
Total other comprehensive income	358	29	581	111
Total comprehensive income	$15,349	$8,797	$33,250	$13,850
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Earnings	Other Comprehensive Income (Loss)	Total
	Shares	Amount

For the three months ended June 30, 2023:
Balance at March 31, 2023	94,319,215	$9	$(1,009)	$379,065	$45,612	$724	$424,401
Issuance of employee equity awards, net of shares withheld	846,038	0	—	(2,150)	—	—	(2,150)
Stock-based compensation	—	—	—	31,899	—	—	31,899
Other comprehensive income	—	—	—	—	—	358	358
Net income	—	—	—	—	14,991	—	14,991
Balance at June 30, 2023	95,165,253	$9	$(1,009)	$408,814	$60,603	$1,082	$469,499

For the three months ended June 30, 2022:
Balance at March 31, 2022	91,741,481	$9	$(1,009)	$278,083	$2,547	$(11)	$279,619
Issuance of employee equity awards, net of shares withheld	315,335	—	—	(1,214)	—	—	(1,214)
Stock-based compensation	—	—	—	23,822	—	—	23,822
Other comprehensive income	—	—	—	—	—	29	29
Net income	—	—	—	—	8,768	—	8,768
Balance at June 30, 2022	92,056,816	$9	$(1,009)	$300,691	$11,315	$18	$311,024

For the six months ended June 30, 2023:
Balance at December 31, 2022	93,301,156	$9	$(1,009)	$349,533	$27,934	$501	$376,968
Issuance of employee equity awards, net of shares withheld	1,864,097	0	—	(3,565)	—	—	(3,565)
Stock-based compensation	—	—	—	62,846	—	—	62,846
Other comprehensive income	—	—	—	—	—	581	581
Net income	—	—	—	—	32,669	—	32,669
Balance at June 30, 2023	95,165,253	$9	$(1,009)	$408,814	$60,603	$1,082	$469,499

For the six months ended June 30, 2022:
Balance at December 31, 2021	91,088,781	$9	$(1,009)	$255,339	$(2,424)	$(93)	$251,822
Issuance of employee equity awards, net of shares withheld	968,035	—	—	(3,173)	—	—	(3,173)
Stock-based compensation	—	—	—	48,525	—	—	48,525
Other comprehensive loss	—	—	—	—	—	111	111
Net income	—	—	—	—	13,739	—	13,739
Balance at June 30, 2022	92,056,816	$9	$(1,009)	$300,691	$11,315	$18	$311,024
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$32,669	$13,739
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	824	(5,070)
Depreciation and amortization	1,068	750
Stock-based compensation expense	62,561	48,154
Bad debt expense	9,794	6,097
Realized gain on sale of marketable securities	(1,324)	—
Foreign currency exchange rate gain	(7)	—
Changes in operating assets and liabilities:
Accounts receivable	(34,686)	(101,405)
Prepaid expenses and other current assets	(9,189)	421
Accounts payable	20,853	31,075
Accrued expenses and other current liabilities	13,829	15,591
Other noncurrent assets and liabilities	581	(1,368)
Net cash provided by operating activities	96,973	7,984

INVESTING ACTIVITIES
Purchase of property and equipment, net	(2,010)	(1,280)
Purchase of marketable securities	(120,599)	(94,611)
Sale of marketable securities	79,813	55,074
Net cash used in investing activities	(42,796)	(40,817)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	3,124	1,209
Payment of employee taxes related to equity awards	(7,426)	(5,635)
Proceeds from contributions to employee stock purchase plan	617	576
Net cash used in financing activities	(3,685)	(3,850)
Effect of exchange rate changes on cash and cash equivalents	0	—
Net increase (decrease) in cash and cash equivalents	50,492	(36,683)
Cash and cash equivalents, beginning of period	120,078	91,413
Cash and cash equivalents, end of period	$170,570	$54,730

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$698	$60
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$438	$303
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
Basis of Presentation
The accompanying interim unaudited consolidated financial statements include the accounts of Progyny, Inc. and its wholly owned subsidiaries. The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial position as of June 30, 2023, the results of the Company's operations for the three and six months ended June 30, 2023 and 2022 and the results of the Company's cash flows for the six months ended June 30, 2023 and 2022. Therefore, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023 (the “Annual Report on Form 10-K”).
The results for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results expected for the year ending December 31, 2023 or any other future period. Additionally, there are many uncertainties regarding the ongoing coronavirus (“COVID-19”) pandemic, including variants, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it has impacted and may continue to impact its customers and members, provider network, specialty pharmacy partners, employees, suppliers, vendors, and other business partners. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, future results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and variants, the actions taken to contain it or treat its impact, vaccine roll-out efforts and impact, including vaccine hesitancy, break-through cases and the economic impact on local, regional and national markets. The overall disruption of the healthcare and fertility markets and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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
There were no material contract asset or contract liability balances as of June 30, 2023 and December 31, 2022.
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
As of June 30, 2023 and December 31, 2022, accrued receivables were $61.3 million and $54.6 million, respectively. Accrued receivables are included within accounts receivable in the consolidated balance sheet.
Accrued claims payable of $42.0 million and $31.1 million as of June 30, 2023 and December 31, 2022, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms.
As of June 30, 2023 and December 31, 2022, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $45.5 million and $42.9 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the consolidated balance sheet.
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

Six Months Ended June 30, 2023	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$28,328	$9,794	$(230)	$37,892

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
3.Revenue
Disaggregated revenue
The following table disaggregates revenue by service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Fertility benefits services revenue	$172,738	$126,790	$329,883	$237,708
Pharmacy benefits services revenue	106,635	68,214	207,884	129,513
Total revenue	$279,373	$195,004	$537,767	$367,221

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
As of June 30, 2023 and December 31, 2022, the Company had $143.0 million and $120.6 million, respectively, in financial assets held in money market accounts and $141.8 million and $69.2 million, respectively, held in U.S. treasury bills. All were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets.
As of June 30, 2023 and December 31, 2022, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.
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
The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for the three months ended June 30, 2023 and 2022 was $0.6 million and $0.3 million, respectively. For the six month periods ended June 30, 2023 and 2022, lease expense was $1.0 million and $0.6 million, respectively.
Cash outflows from operating activities attributable to the operating leases for each of the six months ended June 30, 2023 and 2022 was $0.6 million.

Information related to the Company's leases is as follows (in thousands):

	Balance Sheet Location	June 30, 2023	December 31, 2022
Operating Leases
Right-of-use asset	Operating lease right-of-use assets	$18,451	$6,903
Short-term lease liabilities	Accrued expenses and other current liabilities	$1,451	$1,231
Long-term lease liabilities	Operating lease noncurrent liabilities	$18,138	$6,482

Other information
Weighted-average remaining lease term, operating lease		10.0 years	6.4 years
Weighted-average discount rate, operating lease		4.59%	4.29%
Future minimum facility lease payments related to the Company's operating lease liabilities as of June 30, 2023 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments as of June 30, 2023
2023	$643
2024	2,250
2025	2,793
2026	2,793
2027	2,793
Thereafter	13,641
Total undiscounted lease payments	$24,913
Less: imputed interest	5,324
Present value of lease liabilities	$19,589
Less: current portion of operating lease liabilities	1,451
Operating lease noncurrent liabilities	$18,138
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

7.Stock-based Compensation Expense
The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of services	$8,812	$6,170	$17,026	$12,335
Sales and marketing	6,883	5,079	13,451	9,842
General and administrative	16,058	12,405	32,084	25,977
Total stock-based compensation expense	$31,753	$23,654	$62,561	$48,154

8.Income Taxes
For the six months ended June 30, 2023 and 2022, the Company calculated its year-to-date provision for income taxes by applying the estimated annual effective tax rate to the year-to-date profit from operations before income taxes and adjusts the provision for income taxes for discrete tax items recorded in the period. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income before income taxes and any significant permanent tax items. During the six months ended June 30, 2023, the Company recorded a provision for income taxes of $0.8 million, primarily driven by the Company's operating profit, partially offset by equity compensation activity that occurred during the period. During the six months ended June 30, 2022, the Company recorded a benefit for income taxes of $5.0 million, primarily due to equity compensation activity that occurred during the period.
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

	Three Months Ended June 30		Six Months Ended June 30,
	2023	2022	2023	2022
Basic net income per common share:
Numerator:
Net income	$14,991	$8,768	$32,669	$13,739

Denominator:
Weighted-average shares used in computing basic net income per share	94,738,651	91,964,978	94,290,653	91,578,707
Basic net income per share	$0.16	$0.10	$0.35	$0.15

Diluted net income per common share:
Numerator:
Net income	$14,991	$8,768	$32,669	$13,739

Denominator:
Weighted-average shares used in computing basic net income per share	94,738,651	91,964,978	94,290,653	91,578,707
Effect of dilutive securities	5,877,268	7,707,791	6,100,920	8,146,857
Weighted-average shares used in computing diluted net income per share	100,615,919	99,672,769	100,391,573	99,725,564
Diluted net income per share	$0.15	$0.09	$0.33	$0.14
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted income per share for the period presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	11,952,205	7,427,360	11,866,389	7,160,965
Shares issuable under employee stock purchase plan	—	2,122	—	3,080
Restricted stock units	1,089,701	2,137,741	1,487,082	2,030,192
Total	13,041,906	9,567,223	13,353,471	9,194,237

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
Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our current base of clients to over 390 with at least 1,000 covered lives. We currently provide coverage to approximately 5.4 million employees and their partners (known in our industry as covered lives), whom we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since inception, and our member satisfaction over that same time period is evidenced by our industry-leading Net Promoter Score, or NPS, of +82 for our fertility benefits solution and +79 for our integrated pharmacy benefits solution, Progyny Rx as of December 31, 2022. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

Outcome	National Averages for All Provider Clinics	Progyny In‑Network Provider Clinic Averages for All Patients	Progyny In‑Network Provider Clinic Averages for Progyny Members Only(3)
Live birth rate per attempted retrieval(2)	35.5%	37.4%	44.4%
Single embryo transfer rate(1)	75.5%	77.8%	93.9%
Pregnancy rate per IVF transfer(1)	53.8%	55.2%	62.8%
Miscarriage rate(1)	18.4%	18.2%	15.8%
Live birth rate per transfer(2)	41.6%	42.6%	52.9%
IVF multiples rate(2)	6.9%	6.2%	1.9%
________________________________
(1)Calculated based on the Society for Assisted Reproductive Technology, or SART, 2020 National Summary Report, finalized in 2023.
(2)Calculated based on CDC, 2021 National Summary and Clinic Data Sets, published in 2023.
(3)Calculated based on the 12-month period ended December 31, 2022.
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
Our Clients. We currently serve over 390 employers with at least 1,000 covered lives in the United States across more than 40 industries. Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 600,000 employees, represent approximately 5.4 million covered lives.
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
•Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% of our total revenue for the six months ended June 30, 2023 and 2022, respectively.
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
Member and Client Base. Our addressable market is primarily large self-insured employers as well as labor populations under the Labor Management Relations Act of 1947 (also known as the Taft-Hartley Act). There are approximately 8,000 employers in the United States who have a minimum of 1,000 employees, who together with Taft-Hartley labor populations, represent approximately 100 million potential covered lives in total. Our current member base of approximately 5.4 million covered lives represents a mid-single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of June 30, 2023 and December 31, 2022, we served 384 and 288 clients, respectively, representing 5,305,000 and 4,585,000 members, respectively.
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
Benefits Utilization. A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to approximately 5.3 million members as of June 30, 2023.
The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Assisted Reproductive Treatment (ART) Cycles(1)	14,771	10,392	27,942	19,316
Utilization - All Members(2)	0.57%	0.49%	0.85%	0.77%
Utilization - Female Only(2)	0.50%	0.44%	0.73%	0.66%
Average Members	5,340,000	4,268,000	5,330,000	4,135,000
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

Impact of COVID-19 on our Business
The COVID-19 pandemic has significantly impacted various markets around the world, including the United States. Restrictions related to COVID-19, including variants, and our responses to them have significantly impacted and may continue to impact how our members use our services, access our providers, and how our employees work and provide services to our clients and members, resulting in an impact on our revenue. COVID-19, including variants, and related restrictions had a negative impact on our revenue growth in the past, including for the six months ended June 30, 2022. To the extent that the markets we serve experience increased cases of COVID-19, including variants, state or local governments may reinstitute measures to control its spread, which could again negatively impact our members’ access to care, which could in turn impact our business. We will continue to evaluate the nature and extent of these potential impacts to our business, results of operations and liquidity.
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
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenue	$279,373	$195,004	$537,767	$367,221
Cost of services(1)	218,732	151,117	418,486	290,385
Gross profit	60,641	43,887	119,281	76,836
Operating expenses:
Sales and marketing(1)	15,384	11,496	29,666	21,511
General and administrative(1)	30,073	23,553	59,420	46,545
Total operating expenses	45,457	35,049	89,086	68,056
Income from operations	15,184	8,838	30,195	8,780
Other income (expense), net	1,983	65	3,303	(19)
Income before income taxes	17,167	8,903	33,498	8,761
(Provision) benefit for income taxes	(2,176)	(135)	(829)	4,978
Net income	$14,991	$8,768	$32,669	$13,739
________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of services	$8,812	$6,170	$17,026	$12,335
Sales and marketing	6,883	5,079	13,451	9,842
General and administrative	16,058	12,405	32,084	25,977
Total stock‑based compensation expense	$31,753	$23,654	$62,561	$48,154

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	78.3	77.5	77.8	79.1
Gross profit	21.7	22.5	22.2	20.9
Operating expenses:
Sales and marketing	5.5	5.9	5.5	5.9
General and administrative	10.8	12.1	11.1	12.7
Total operating expenses	16.3	18.0	16.6	18.6
Income from operations	5.4	4.5	5.6	2.3
Other income (expense), net	0.7	0.1	0.6	(0.0)
Income before income taxes	6.1	4.6	6.2	2.3
(Provision) benefit for income taxes	(0.7)	(0.0)	(0.1)	1.4
Net income	5.4%	4.6%	6.1%	3.7%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Net income	$14,991	$8,768	$32,669	$13,739
Add:
Depreciation and amortization	527	386	1,068	750
Stock‑based compensation expense	31,753	23,654	62,561	48,154
Other (income) expense, net	(1,277)	(25)	(1,775)	71
Interest income, net	(706)	(40)	(1,528)	(52)
Provision (benefit) for income taxes	2,176	135	829	(4,978)
Adjusted EBITDA	$47,464	$32,878	$93,824	$57,684
Comparison of Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,
	2023	2022	% Change

	(dollars in thousands)
Revenue	$279,373	$195,004	43%
Revenue increased by $84.4 million, or 43%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase is primarily due to a $45.9 million, or 36%, increase in revenue from our fertility benefits solution and a $38.4 million, or 56%, increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added the Progyny Rx benefit. Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefits solution clients since its initial launch.
Cost of Services

	Three Months Ended June 30,
	2023	2022	% Change

	(dollars in thousands)
Cost of services	$218,732	$151,117	45%
Cost of services increased by $67.6 million, or 45%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered. This increase was also attributable to an increase in personnel-related costs primarily due to incremental headcount as well as a $2.6 million increase in stock-based compensation expense.

Gross Profit and Gross Margin

	Three Months Ended June 30,
	2023	2022	% Change

	(dollars in thousands)
Gross profit	$60,641	$43,887	38%
Gross margin	21.7%	22.5%
Gross profit increased by $16.8 million, or 38%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Gross margin decreased 80 basis points for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, reflecting the impact of cost containment efforts that were shared with our clients, as well as incremental investments in care management resources.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended June 30,
	2023	2022	% Change

	(dollars in thousands)
Sales and marketing	$15,384	$11,496	34%
Sales and marketing expense increased by $3.9 million, or 34% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to a $3.2 million increase in personnel-related costs attributable to an increase in stock-based compensation expense of $1.8 million, incremental headcount and an increase in sales commissions, as well as a $0.7 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Three Months Ended June 30,
	2023	2022	% Change

	(dollars in thousands)
General and administrative	$30,073	$23,553	28%
General and administrative expense increased by $6.5 million, or 28%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to a $4.7 million increase in personnel-related costs including an increase in stock-based compensation expense of $3.7 million, a $1.1 million increase in other related general and administrative expenses, and a $0.7 million increase in bad debt expense driven by our revenue growth.
Other Income, Net

	Three Months Ended June 30,
	2023	2022	% Change

	(dollars in thousands)
Other income, net	$1,983	$65	2,951%
Other income, net increased by $1.9 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to an increase in investment and interest income.

Provision for Income Taxes

	Three Months Ended June 30,
	2023	2022	% Change

	(dollars in thousands)
Provision for income taxes	($2,176)	($135)	1,512%
For the three months ended June 30, 2023, we recorded a provision for income taxes of $2.2 million, as compared to a provision for income taxes of $0.1 million for the three months ended June 30, 2022, primarily due to the higher operating profit as well as a decrease in tax benefits for equity compensation, including discrete tax benefits, in the current year period.
Comparison of Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,
	2023	2022	% Change

	(dollars in thousands)
Revenue	$537,767	$367,221	46%
Revenue increased by $170.5 million, or 46%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase is primarily due to a $92.2 million, or 39%, increase in revenue from our fertility benefits solution and a $78.4 million, or 61%, increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added the Progyny Rx benefit. Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefits solution clients since its initial launch. Our revenue growth for the six months ended June 30, 2022 was negatively impacted by COVID-19.
Cost of Services

	Six Months Ended June 30,
	2023	2022	% Change

	(dollars in thousands)
Cost of services	$418,486	$290,385	44%
Cost of services increased by $128.1 million, or 44%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered. This increase in cost of services was also attributable to an increase in personnel-related costs primarily due to incremental headcount as well as a $4.7 million increase in stock-based compensation expense.

Gross Profit and Gross Margin

	Six Months Ended June 30,
	2023	2022	% Change

	(dollars in thousands)
Gross profit	$119,281	$76,836	55%
Gross margin	22.2%	20.9%
Gross profit increased by $42.4 million, or 55%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Gross margin increased 130 basis points for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to ongoing efficiencies realized in the delivery of our care management services, partially offset by the impact of cost containment efforts that were shared with our clients.
Operating Expenses
Sales and Marketing Expense

	Six Months Ended June 30,
	2023	2022	% Change

	(dollars in thousands)
Sales and marketing	$29,666	$21,511	38%
Sales and marketing expense increased by $8.2 million, or 38% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to a $6.4 million increase in personnel-related costs attributable to an increase in stock-based compensation expense of $3.6 million, incremental headcount and an increase in sales commissions, as well as a $1.8 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Six Months Ended June 30,
	2023	2022	% Change

	(dollars in thousands)
General and administrative	$59,420	$46,545	28%
General and administrative expense increased by $12.9 million, or 28%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to a $7.5 million increase in personnel-related costs including an increase in stock-based compensation expense of $6.1 million, a $3.7 million increase in bad debt expense driven by our revenue growth as well as a $1.6 million increase in other related general and administrative expenses.
Other Income (Expense), Net

	Six Months Ended June 30,
	2023	2022	% Change

	(dollars in thousands)
Other income (expense), net	$3,303	($19)	N/M
Other income (expense), net increased by $3.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to an increase in investment and interest income.

(Provision) Benefit for Income Taxes

	Six Months Ended June 30,
	2023	2022	% Change

	(dollars in thousands)
(Provision) benefit for income taxes	($829)	$4,978	(117)%
For the six months ended June 30, 2023, we recorded a provision for income taxes of $0.8 million as compared to a benefit for income taxes of $5.0 million for the six months ended June 30, 2022, primarily due to the higher operating profit as well as a decrease in tax benefits for equity compensation, including discrete tax benefits, in the current year period.
Liquidity and Capital Resources
As of June 30, 2023, we had $170.6 million of cash and cash equivalents and $111.9 million of marketable securities. Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities, including our initial public offering. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.
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
Other than the prior impact on our revenue growth and the related cash flows resulting from the various restrictions on activities due to the COVID-19 pandemic, as of June 30, 2023, our sources and uses of cash were not otherwise materially impacted by the COVID-19 pandemic and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic, including variants, may have on our business and financial results. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity in the future. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. For additional information on the various risks posed by the COVID-19 pandemic, please refer to Part II, Item 1A. "Risk Factors" included in this Quarterly Report on Form 10-Q.
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

The following table summarizes our cash flows from operations for the periods presented:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Cash provided by operating activities	$96,973	$7,984
Cash used in investing activities	(42,796)	(40,817)
Cash used in financing activities	(3,685)	(3,850)
Effect of exchange rate changes on cash and cash equivalents	0	—
Net increase (decrease) in cash and cash equivalents	$50,492	$(36,683)
Operating Activities
Net cash provided by operating activities was $97.0 million for the six months ended June 30, 2023, primarily consisting of net income of $32.7 million adjusted for certain items, which include $62.6 million of stock-based compensation expense, $9.8 million of bad debt expense, $1.3 million of realized gains on the sale of marketable securities, $1.1 million of depreciation and amortization, and $0.8 million of deferred tax expense. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $34.7 million and prepaid expenses and other current assets of $9.2 million, partially offset by cash provided by operating activities from increases in accounts payable of $20.9 million, accrued expenses and other current liabilities of $13.8 million, and other noncurrent assets and liabilities of $0.6 million. These changes were a result of the impact of revenue growth and our operating results as well as new agreements with our pharmacy program partners, which included more favorable payment receipt terms and resulted in an additional receipt in the six months ended June 30, 2023, and the timing of cash collections and payments to third parties.
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
Investing Activities
Net cash used in investing activities was $42.8 million and $40.8 million for the six months ended June 30, 2023 and June 30, 2022 respectively, which primarily consisted of net investments in marketable securities of $40.8 million and $39.5 million, respectively. The remainder of the activity for each of the six months ended June 30, 2023 and June 30, 2022 consisted of purchases of computers, software, including capitalized software development costs, and leasehold improvements.
Financing Activities
Net cash used in financing activities was $3.7 million for the six months ended June 30, 2023, consisting of payments of $7.4 million for employee taxes related to equity awards, partially offset by $3.1 million in proceeds from stock option exercises and $0.6 million in proceeds from contributions to our employee stock purchase plan.
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
At June 30, 2023, we had cash and cash equivalents of $170.6 million and marketable securities of $111.9 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have provided and may continue to provide guidance about our business and future results of operations. On August 3, 2023, we issued guidance for the third quarter of 2023 and full year 2023. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given and may be revised at a later time, solely in our discretion, as we learn more information. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In developing this guidance, our management must make certain assumptions and judgments, including but not limited to, our business strategy, plans, goals, expectations concerning our market position, future operations and other financial and operating information, as well as the impact of events outside of our control (such as macroeconomic conditions, the COVID-19 pandemic or shortages of fertility medications) that are or were at this time inherently difficult to predict. While the guidance may be presented with numerical specificity, it is necessarily speculative in nature. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our business and future results of operations. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of our future results of operations fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
The COVID-19 pandemic, including variants and resurgences, has had and is expected to continue to have, and similar health epidemics or pandemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our clients, members and providers operate.
The COVID-19 pandemic continues to evolve, with pockets of resurgence and the emergence of variant strains contributing to continued uncertainty about its scope, duration, severity, trajectory and lasting impact. The pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. Our revenue growth in past periods, including for the six months ended June 30, 2022 was negatively impacted by COVID-19, including variants, and our revenue growth in future periods may continue to be adversely impacted by COVID-19. Our providers have delayed and may in the future delay new fertility cycles because they operate in areas acutely affected by the COVID-19 pandemic. Many of our members live in communities that have been acutely affected by the COVID-19 pandemic and have delayed and may not want to continue or begin new fertility cycles during the pandemic, including due to resurgences in and the emergence of variant strains. Emerging research and the limited consumer information on the impact of COVID-19 vaccines on pregnancy may also affect member behavior and utilization. Furthermore, as certain of our potential clients experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the COVID-19 pandemic, they have and may continue to decrease their spending on health benefits, which may disproportionately impact fertility benefits, and delay or cancel implementation of fertility benefits. Each of these factors could affect member behavior, our utilization rates and the number of members enrolled in our clients’ benefit plans.
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
Market volatility and uncertainty related to general economic conditions remain widespread, making it very difficult for our clients and us to accurately forecast and plan future business activities. Negative conditions in the general economy in the United States, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation, consumer confidence, international trade relations, political turmoil, natural catastrophes, resurgences or outbreaks of contagious diseases or the worsening thereof, including the COVID-19 pandemic, warfare and terrorist attacks on the United States, could cause a decrease in business investments, including spending on employee benefits, and negatively affect the growth of our business. Economic conditions including inflation, interest rate fluctuations, changes in capital market conditions, disruptions in the banking industry and other parts of the financial services sector, and regulatory changes, such as the taxability of medical benefits like ours, may affect our ability to obtain necessary financing on acceptable terms.
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
We currently serve over 390 employers with at least 1,000 covered lives in the United States across more than 40 industries. For the six months ended June 30, 2023, one of our clients accounted for 13% of our total revenue. For the six months ended June 30, 2022, two of our clients accounted for 17% and 11%, or a combined 28%, of our total revenue. No other clients accounted for more than 10% of our total revenue for the six months ended June 30, 2023 and 2022. Engagement with these clients is generally covered through contracts that are multi-year in duration. These clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. Our clients could also renegotiate pricing terms at the time of renewal, which could have a negative impact on our revenue. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including reductions in workforce or heightened employee attrition, changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.
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
Specialty pharmacies could face supply chain issues or regulatory delays impacting the availability or distribution of certain fertility prescriptions requiring drug substitutions that could result in higher medical costs or negatively impact our revenues, rebates and results of operations. We do not control the pricing strategies or supply chains of our specialty pharmacy partners, each of whom may be impacted by general economic considerations including inflation and other independent considerations and drivers that are outside our control and each of whom has the ability to set or impact market price for different prescription medications. We also cannot provide any assurance that we will be able to continue to renew our existing contracts, current negotiated pricing or discounts, or enter into new contracts on a timely basis or under favorable terms enabling us to service our members profitably. If we are not successful in maintaining our relationships with the specialty pharmacies in our network, are otherwise unable to maintain an efficient pharmacy distribution network, or if a significant disruption thereto should occur it may adversely affect our business, financial condition and results of operations. From time to time, we experience supply chain disruptions, and we may in the future experience material supply chain changes and disruptions that impact the production and availability of medications relied on by Progyny members, which could negatively impact our revenue and results of operations.

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
•Other Privacy and Security Requirements. In addition to HIPAA, numerous other federal and state laws govern the collection, dissemination, use, access to and confidentiality of personal information, some of which may be applicable to our business. Certain federal and state laws protect types of personal information that may be viewed as particularly sensitive. For example, New York’s Public Health Law, Article 27-F protects information that could reveal confidential HIV-related information about an individual. In many cases, state laws are more restrictive than, and not preempted by, HIPAA, and may allow personal rights of action with respect to privacy or security breaches, as well as fines. State laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities. Further, the California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020 which gives California residents certain rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches has increased the likelihood and risks associated with data breach litigation. Further, the California Privacy Rights Act, or the CPRA, generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
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
Further, the U.S. Supreme Court’s decision in Rutledge v. Pharm. Care Mgmt. Ass’n on December 10, 2020, which held that an Arkansas state law requiring PBMs to reimburse pharmacies at a price equal to or greater than the price pharmacies pay in purchasing medications from a wholesaler, was not preempted by the federal ERISA statute. The Supreme Court’s ruling solidifies the legality of state-level legislation regulating PBMs, which may encourage a new wave of legislation aimed at controlling prescription drug costs and providing pricing transparency. For example, effective June 1, 2022 New York enacted a law that establishes regulatory oversight of PBMs. Several states have proposed separate PBM bills, and at least 18 states have adopted PBM oversight laws. A number of these proposed laws would require PBMs to submit annual transparency reports or otherwise disclose contractual arrangements with health benefit plans or health insurance issuers, or allow regulators to conduct audits of PBM operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
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
In the second quarter of 2023, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.

The following table provides a summary of shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans in the three months ended June 30, 2023:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program

April 1, 2023 through April 30, 2023	18,010	$32.40	—	$—
May 1, 2023 through May 31, 2023	29,801	35.57	—	—
June 1, 2023 through June 30, 2023	15,378	38.54	—	—
Total shares repurchased	63,189	$35.39	—	$—
(1)Represents shares withheld on net settlements of restricted stock units that vested under our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
a.None.
b.None.
c.During the three months ended June 30 2023, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Progyny, Inc. (Registrant)

Date: August 4, 2023	By:	/s/ Peter Anevski
Peter Anevski
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2023	By:	/s/ Mark Livingston
Mark Livingston
Chief Financial Officer (Principal Financial and Accounting Officer)