Form 10-Q
period 2023-09-30
Progyny, Inc.
filed 2023-11-08
CIK 1551306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2023, the registrant had 95,836,228 shares of common stock, $0.0001 par value per share, outstanding.

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
•The COVID-19 pandemic, including variants and resurgences, has had and may continue to have, and similar health epidemics or pandemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our clients, members and providers operate.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROGYNY, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$158,075	$120,078
Marketable securities	177,477	69,222
Accounts receivable, net of $42,896 and $28,328 of allowances at September 30, 2023 and December 31, 2022, respectively	268,766	240,067
Prepaid expenses and other current assets	6,954	4,489
Total current assets	611,272	433,856
Property and equipment, net	9,716	8,371
Operating lease right-of-use assets	18,028	6,903
Goodwill	11,880	11,880
Intangible assets, net	—	99
Deferred tax assets	72,027	77,889
Other noncurrent assets	3,589	3,988
Total assets	$726,512	$542,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132,040	$109,287
Accrued expenses and other current liabilities	61,379	50,249
Total current liabilities	193,419	159,536
Operating lease noncurrent liabilities	17,700	6,482
Total liabilities	211,119	166,018
Commitments and Contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2023 and December 31, 2022; 95,764,690 and 93,301,156 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	438,044	349,533
Treasury stock, at cost, $0.0001 par value; 615,980 shares at September 30, 2023 and December 31, 2022	(1,009)	(1,009)
Accumulated earnings	76,501	27,934
Accumulated other comprehensive income	1,848	501
Total stockholders’ equity	515,393	376,968
Total liabilities and stockholders’ equity	$726,512	$542,986
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$280,891	$205,371	$818,658	$572,592
Cost of services	218,267	159,376	636,753	449,761
Gross profit	62,624	45,995	181,905	122,831
Operating expenses:
Sales and marketing	14,911	11,166	44,577	32,677
General and administrative	29,524	23,574	88,944	70,119
Total operating expenses	44,435	34,740	133,521	102,796
Income from operations	18,189	11,255	48,384	20,035
Other income, net:
Other income, net	1,708	82	3,483	11
Interest income, net	1,034	202	2,562	254
Total other income, net	2,742	284	6,045	265
Income before income taxes	20,931	11,539	54,429	20,300
(Provision) benefit for income taxes	(5,033)	1,672	(5,862)	6,650
Net income	$15,898	$13,211	$48,567	$26,950
Net income per share:
Basic	$0.17	$0.14	$0.51	$0.29
Diluted	$0.16	$0.13	$0.48	$0.27
Weighted-average shares used in computing net income per share:
Basic	95,502,250	92,316,022	94,698,616	91,901,778
Diluted	100,879,576	99,819,801	100,552,705	99,865,366
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statement of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$15,898	$13,211	$48,567	$26,950
Other comprehensive income:
Unrealized gain on marketable securities	754	187	1,346	298
Foreign currency translation gain	12	—	1	—
Total other comprehensive income	766	187	1,347	298
Total comprehensive income	$16,664	$13,398	$49,914	$27,248
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Earnings (Deficit)	Other Comprehensive Income (Loss)	Total
	Shares	Amount

For the three months ended September 30, 2023:
Balance at June 30, 2023	95,165,253	$9	$(1,009)	$408,814	$60,603	$1,082	$469,499
Issuance of employee equity awards, net of shares withheld	351,765	0	—	(2,175)	—	—	(2,175)
Stock-based compensation	—	—	—	31,405	—	—	31,405
Warrant exercise	247,672	0	—	(0)	—	—	0
Other comprehensive income	—	—	—	—	—	766	766
Net income	—	—	—	—	15,898	—	15,898
Balance at September 30, 2023	95,764,690	$9	$(1,009)	$438,044	$76,501	$1,848	$515,393

For the three months ended September 30, 2022:
Balance at June 30, 2022	92,056,816	$9	$(1,009)	$300,691	$11,315	$18	$311,024
Issuance of employee equity awards, net of shares withheld	576,368	—	—	(984)	—	—	(984)
Stock-based compensation	—	—	—	23,418	—	—	23,418
Other comprehensive income	—	—	—	—	—	187	187
Net income	—	—	—	—	13,211	—	13,211
Balance at September 30, 2022	92,633,184	$9	$(1,009)	$323,125	$24,526	$205	$346,856

For the nine months ended September 30, 2023:
Balance at December 31, 2022	93,301,156	$9	$(1,009)	$349,533	$27,934	$501	$376,968
Issuance of employee equity awards, net of shares withheld	2,215,862	0	—	(5,740)	—	—	(5,740)
Stock-based compensation	—	—	—	94,251	—	—	94,251
Warrant exercise	247,672	0	—	(0)	—	—	0
Other comprehensive income	—	—	—	—	—	1,347	1,347
Net income	—	—	—	—	48,567	—	48,567
Balance at September 30, 2023	95,764,690	$9	$(1,009)	$438,044	$76,501	$1,848	$515,393

For the nine months ended September 30, 2022:
Balance at December 31, 2021	91,088,781	$9	$(1,009)	$255,339	$(2,424)	$(93)	$251,822
Issuance of employee equity awards, net of shares withheld	1,544,403	—	—	(4,157)	—	—	(4,157)
Stock-based compensation	—	—	—	71,943	—	—	71,943
Other comprehensive income	—	—	—	—	—	298	298
Net income	—	—	—	—	26,950	—	26,950
Balance at September 30, 2022	92,633,184	$9	$(1,009)	$323,125	$24,526	$205	$346,856
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$48,567	$26,950
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	5,862	(6,742)
Non-cash interest income	58	—
Depreciation and amortization	1,647	1,155
Stock-based compensation expense	93,812	71,451
Bad debt expense	15,062	9,685
Realized gain on sale of marketable securities	(2,701)	—
Foreign currency exchange rate loss	12	—
Changes in operating assets and liabilities:
Accounts receivable	(43,761)	(133,163)
Prepaid expenses and other current assets	(2,523)	1,715
Accounts payable	22,884	42,707
Accrued expenses and other current liabilities	11,744	16,330
Other noncurrent assets and liabilities	492	(1,210)
Net cash provided by operating activities	151,155	28,878

INVESTING ACTIVITIES
Purchase of property and equipment, net	(2,963)	(2,520)
Purchase of marketable securities	(262,961)	(125,156)
Sale of marketable securities	158,813	84,983
Net cash used in investing activities	(107,111)	(42,693)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	3,573	2,130
Payment of employee taxes related to equity awards	(10,504)	(7,957)
Proceeds from contributions to employee stock purchase plan	884	749
Net cash used in financing activities	(6,047)	(5,078)
Effect of exchange rate changes on cash and cash equivalents	0	—
Net increase (decrease) in cash and cash equivalents	37,997	(18,893)
Cash and cash equivalents, beginning of period	120,078	91,413
Cash and cash equivalents, end of period	$158,075	$72,520

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$2,318	$146
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$128	$76
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
Basis of Presentation
The accompanying interim unaudited consolidated financial statements include the accounts of Progyny, Inc. and its wholly owned subsidiaries. The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial position as of September 30, 2023, the results of the Company's operations for the three and nine months ended September 30, 2023 and 2022 and the results of the Company's cash flows for the nine months ended September 30, 2023 and 2022. Therefore, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023 (the “Annual Report on Form 10-K”).
The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results expected for the year ending December 31, 2023 or any other future period. Additionally, the coronavirus ("COVID-19") pandemic continues to evolve and due to the uncertainty of the pandemic, including variants, the Company's customers and members, provider network, specialty pharmacy partners, employees, suppliers, vendors, and other business partners may continue to be impacted in future periods. A resurgence of COVID-19 could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company will continue to assess these potential impacts to its business and will make adjustments to its operations as necessary.
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
There were no material contract asset or contract liability balances as of September 30, 2023 and December 31, 2022.
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
As of September 30, 2023 and December 31, 2022, accrued receivables were $63.7 million and $54.6 million, respectively. Accrued receivables are included within accounts receivable in the consolidated balance sheet.
Accrued claims payable of $37.1 million and $31.1 million as of September 30, 2023 and December 31, 2022, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms.
As of September 30, 2023 and December 31, 2022, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $49.4 million and $42.9 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the consolidated balance sheet.
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

Nine Months Ended September 30, 2023	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$28,328	$15,062	$(494)	$42,896
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
3.Revenue
Disaggregated revenue
The following table disaggregates revenue by service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Fertility benefits services revenue	$175,110	$129,301	$504,993	$367,009
Pharmacy benefits services revenue	105,781	76,070	313,665	205,583
Total revenue	$280,891	$205,371	$818,658	$572,592
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
As of September 30, 2023 and December 31, 2022, the Company had $64.1 million and $120.6 million, respectively, in financial assets held in money market accounts and $205.3 million and $69.2 million, respectively, held in U.S. treasury bills. All were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets.
As of September 30, 2023 and December 31, 2022, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.
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
The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for the three months ended September 30, 2023 and 2022 was $0.7 million and $0.3 million, respectively. For the nine months ended September 30, 2023 and 2022, lease expense was $1.7 million and $0.9 million, respectively.
Cash outflows from operating activities attributable to the operating leases for each of the nine months ended September 30, 2023 and 2022 was $1.0 million.
Information related to the Company's leases is as follows (in thousands):

	Balance Sheet Location	September 30, 2023	December 31, 2022
Operating Leases
Right-of-use asset	Operating lease right-of-use assets	$18,028	$6,903
Short-term lease liabilities	Accrued expenses and other current liabilities	$1,790	$1,231
Long-term lease liabilities	Operating lease noncurrent liabilities	$17,700	$6,482

Other information
Weighted-average remaining lease term, operating lease		9.8 years	6.4 years
Weighted-average discount rate, operating lease		4.59%	4.29%

Future minimum facility lease payments related to the Company's operating lease liabilities as of September 30, 2023 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments as of September 30, 2023
2023	$321
2024	2,250
2025	2,793
2026	2,793
2027	2,793
Thereafter	13,641
Total undiscounted lease payments	$24,591
Less: imputed interest	5,101
Present value of lease liabilities	$19,490
Less: current portion of operating lease liabilities	1,790
Operating lease noncurrent liabilities	$17,700
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
7.Stock-based Compensation Expense
The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of services	$8,941	$6,268	$25,967	$18,603
Sales and marketing	6,938	5,184	20,389	15,026
General and administrative	15,372	11,845	47,456	37,822
Total stock-based compensation expense	$31,251	$23,297	$93,812	$71,451

8.Income Taxes
For the nine months ended September 30, 2023 and 2022, the Company calculated its year-to-date provision for income taxes by applying the estimated annual effective tax rate to the year-to-date profit from operations before income taxes and adjusts the provision for income taxes for discrete tax items recorded in the period. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income before income taxes and any significant permanent tax items. During the nine months ended September 30, 2023, the Company recorded a provision for income taxes of $5.9 million, primarily driven by the Company's operating profit, partially offset by equity compensation activity that occurred during the period. During the nine months ended September 30, 2022, the Company recorded a benefit for income taxes of $6.7 million, primarily due to equity compensation activity that occurred during the period.
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

	Three Months Ended September 30		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic net income per common share:
Numerator:
Net income	$15,898	$13,211	$48,567	$26,950

Denominator:
Weighted-average shares used in computing basic net income per share	95,502,250	92,316,022	94,698,616	91,901,778
Basic net income per share	$0.17	$0.14	$0.51	$0.29

Diluted net income per common share:
Numerator:
Net income	$15,898	$13,211	$48,567	$26,950

Denominator:
Weighted-average shares used in computing basic net income per share	95,502,250	92,316,022	94,698,616	91,901,778
Effect of dilutive securities	5,377,326	7,503,779	5,854,089	7,963,588
Weighted-average shares used in computing diluted net income per share	100,879,576	99,819,801	100,552,705	99,865,366
Diluted net income per share	$0.16	$0.13	$0.48	$0.27

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted income per share for the period presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	11,988,899	7,184,651	11,887,706	7,159,982
Shares issuable under employee stock purchase plan	—	—	1,589	—
Restricted stock units	986,798	1,627,946	1,045,151	1,928,378
Total	12,975,697	8,812,597	12,934,446	9,088,360

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
Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our current base of clients to over 390 with at least 1,000 covered lives. We currently provide coverage to approximately 5.5 million employees and their partners (known in our industry as covered lives), whom we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since inception, and our member satisfaction over that same time period is evidenced by our industry-leading Net Promoter Score, or NPS, of +82 for our fertility benefits solution and +79 for our integrated pharmacy benefits solution, Progyny Rx as of December 31, 2022. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

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
Our Clients. We currently serve over 390 employers with at least 1,000 covered lives in the United States across more than 40 industries. Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 600,000 employees, represent approximately 5.5 million covered lives.
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
•Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% of our total revenue for the nine months ended September 30, 2023 and 2022, respectively.
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
Member and Client Base. Our addressable market is primarily large self-insured employers as well as labor populations under the Labor Management Relations Act of 1947 (also known as the Taft-Hartley Act). There are approximately 8,000 employers in the United States who have a minimum of 1,000 employees, who together with Taft-Hartley labor populations, represent approximately 100 million potential covered lives in total. Our current member base of approximately 5.5 million covered lives represents a mid-single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of September 30, 2023 and December 31, 2022, we served 392 and 288 clients, respectively, representing 5,462,000 and 4,585,000 members, respectively.
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
Benefits Utilization. A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to approximately 5.5 million members as of September 30, 2023.
The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Assisted Reproductive Treatment (ART) Cycles(1)	15,005	11,086	42,947	30,402
Utilization - All Members(2)	0.56%	0.49%	1.11%	1.00%
Utilization - Female Only(2)	0.49%	0.44%	0.93%	0.85%
Average Members	5,428,000	4,482,000	5,366,000	4,301,000
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

Impact of COVID-19 on our Business
The COVID-19 pandemic significantly impacted various markets around the world, including the United States. Restrictions related to COVID-19, including variants, and our responses to them significantly impacted and may continue to impact how our members use our services, access our providers, and how our employees work and provide services to our clients and members, resulting in an impact on our revenue. COVID-19, including variants, and related restrictions had a negative impact on our revenue growth in the past, including for the nine months ended September 30, 2022. To the extent that the markets we serve experience increased cases of COVID-19, including variants, state or local governments may reinstitute measures to control its spread, which could again negatively impact our members’ access to care, which could in turn impact our business. We will continue to evaluate the nature and extent of these potential impacts to our business, results of operations and liquidity.
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
Other Income, Net
Other income, net primarily includes interest income and expense as well as investment income and losses.
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
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenue	$280,891	$205,371	$818,658	$572,592
Cost of services(1)	218,267	159,376	636,753	449,761
Gross profit	62,624	45,995	181,905	122,831
Operating expenses:
Sales and marketing(1)	14,911	11,166	44,577	32,677
General and administrative(1)	29,524	23,574	88,944	70,119
Total operating expenses	44,435	34,740	133,521	102,796
Income from operations	18,189	11,255	48,384	20,035
Other income, net	2,742	284	6,045	265
Income before income taxes	20,931	11,539	54,429	20,300
(Provision) benefit for income taxes	(5,033)	1,672	(5,862)	6,650
Net income	$15,898	$13,211	$48,567	$26,950
________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of services	$8,941	$6,268	$25,967	$18,603
Sales and marketing	6,938	5,184	20,389	15,026
General and administrative	15,372	11,845	47,456	37,822
Total stock‑based compensation expense	$31,251	$23,297	$93,812	$71,451

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	77.7	77.6	77.8	78.5
Gross profit	22.3	22.4	22.2	21.5
Operating expenses:
Sales and marketing	5.3	5.4	5.4	5.7
General and administrative	10.5	11.5	10.9	12.3
Total operating expenses	15.8	16.9	16.3	18.0
Income from operations	6.5	5.5	5.9	3.5
Other income, net	1.0	0.1	0.7	0.0
Income before income taxes	7.5	5.6	6.6	3.5
(Provision) benefit for income taxes	(1.8)	0.8	(0.7)	1.2
Net income	5.7%	6.4%	5.9%	4.7%
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
We calculate Adjusted EBITDA as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, other income, net, interest income, net, and provision (benefit) for income taxes. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with U.S. GAAP, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Net income	$15,898	$13,211	$48,567	$26,950
Add:
Depreciation and amortization	579	405	1,647	1,155
Stock‑based compensation expense	31,251	23,297	93,812	71,451
Other income, net	(1,708)	(82)	(3,483)	(11)
Interest income, net	(1,034)	(202)	(2,562)	(254)
Provision (benefit) for income taxes	5,033	(1,672)	5,862	(6,650)
Adjusted EBITDA	$50,019	$34,957	$143,843	$92,641
Comparison of Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,
	2023	2022	% Change

	(dollars in thousands)
Revenue	$280,891	$205,371	37%
Revenue increased by $75.5 million, or 37%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase is primarily due to a $45.8 million, or 35%, increase in revenue from our fertility benefits solution and a $29.7 million, or 39%, increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added the Progyny Rx benefit. Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefits solution clients since its initial launch.
Cost of Services

	Three Months Ended September 30,
	2023	2022	% Change

	(dollars in thousands)
Cost of services	$218,267	$159,376	37%
Cost of services increased by $58.9 million, or 37%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered. This increase was also attributable to an increase in personnel-related costs primarily due to incremental headcount as well as a $2.7 million increase in stock-based compensation expense.

Gross Profit and Gross Margin

	Three Months Ended September 30,
	2023	2022	% Change

	(dollars in thousands)
Gross profit	$62,624	$45,995	36%
Gross margin	22.3%	22.4%
Gross profit increased by $16.6 million, or 36%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Gross margin decreased 10 basis points for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase in personnel-related costs and the impact of cost containment efforts that are shared with our clients, largely offset by ongoing efficiencies realized in the delivery of our care management services.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended September 30,
	2023	2022	% Change

	(dollars in thousands)
Sales and marketing	$14,911	$11,166	34%
Sales and marketing expense increased by $3.7 million, or 34% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily due to a $3.2 million increase in personnel-related costs attributable to an increase in stock-based compensation expense of $1.8 million, incremental headcount and an increase in sales commissions, as well as a $0.5 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Three Months Ended September 30,
	2023	2022	% Change

	(dollars in thousands)
General and administrative	$29,524	$23,574	25%
General and administrative expense increased by $6.0 million, or 25%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was due to a $3.6 million increase in personnel-related costs attributable to an increase in stock-based compensation expense of $3.5 million, a $1.7 million increase in bad debt expense driven by our revenue growth, and a $0.7 million increase in other related general and administrative expenses.

Other Income, Net

	Three Months Ended September 30,
	2023	2022	% Change

	(dollars in thousands)
Other income, net	$2,742	$284	865%
Other income, net increased by $2.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase in investment and interest income.
(Provision) Benefit for Income Taxes

	Three Months Ended September 30,
	2023	2022	% Change

	(dollars in thousands)
(Provision) benefit for income taxes	($5,033)	$1,672	(401)%
For the three months ended September 30, 2023, we recorded a provision for income taxes of $5.0 million, as compared to a benefit for income taxes of $1.7 million for the three months ended September 30, 2022, primarily due to the higher operating profit as well as a decrease in tax benefits for equity compensation, including discrete tax benefits, in the current year period.
Comparison of Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,
	2023	2022	% Change

	(dollars in thousands)
Revenue	$818,658	$572,592	43%
Revenue increased by $246.1 million, or 43%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase is primarily due to a $138.0 million, or 38%, increase in revenue from our fertility benefits solution and a $108.1 million, or 53%, increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our Progyny Rx solution was also driven by the number of clients and covered lives that added the Progyny Rx benefit. Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefits solution clients since its initial launch. Our revenue growth for the nine months ended September 30, 2022 was negatively impacted by COVID-19.
Cost of Services

	Nine Months Ended September 30,
	2023	2022	% Change

	(dollars in thousands)
Cost of services	$636,753	$449,761	42%
Cost of services increased by $187.0 million, or 42%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered. This increase in cost of services was also attributable to an increase in personnel-related costs primarily due to incremental headcount as well as a $7.4 million increase in stock-based compensation expense.

Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2023	2022	% Change

	(dollars in thousands)
Gross profit	$181,905	$122,831	48%
Gross margin	22.2%	21.5%
Gross profit increased by $59.1 million, or 48%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Gross margin increased 70 basis points for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to ongoing efficiencies realized in the delivery of our care management services, partially offset by the impact of cost containment efforts that were shared with our clients.
Operating Expenses
Sales and Marketing Expense

	Nine Months Ended September 30,
	2023	2022	% Change

	(dollars in thousands)
Sales and marketing	$44,577	$32,677	36%
Sales and marketing expense increased by $11.9 million, or 36% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to a $9.6 million increase in personnel-related costs attributable to an increase in stock-based compensation expense of $5.4 million, incremental headcount and an increase in sales commissions, as well as a $2.3 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Nine Months Ended September 30,
	2023	2022	% Change

	(dollars in thousands)
General and administrative	$88,944	$70,119	27%
General and administrative expense increased by $18.8 million, or 27%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to a $11.1 million increase in personnel-related costs including an increase in stock-based compensation expense of $9.6 million, a $5.4 million increase in bad debt expense driven by our revenue growth, as well as a $2.3 million increase in other related general and administrative expenses.

Other Income, Net

	Nine Months Ended September 30,
	2023	2022	% Change

	(dollars in thousands)
Other income, net	$6,045	$265	N/M
Other income, net increased by $5.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an increase in investment and interest income.
(Provision) Benefit for Income Taxes

	Nine Months Ended September 30,
	2023	2022	% Change

	(dollars in thousands)
(Provision) benefit for income taxes	($5,862)	$6,650	(188)%
For the nine months ended September 30, 2023, we recorded a provision for income taxes of $5.9 million as compared to a benefit for income taxes of $6.7 million for the nine months ended September 30, 2022, primarily due to the higher operating profit as well as a decrease in tax benefits for equity compensation, including discrete tax benefits, in the current year period.
Liquidity and Capital Resources
As of September 30, 2023, we had $158.1 million of cash and cash equivalents and $177.5 million of marketable securities. Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities, including our initial public offering. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.
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
Other than the prior impact on our revenue growth and the related cash flows resulting from the various restrictions on activities due to the COVID-19 pandemic, as of September 30, 2023, our sources and uses of cash were not otherwise materially impacted by the COVID-19 pandemic and, to date, we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. Based on the information currently available to us, we do not expect the COVID-19 pandemic to have a material impact on our liquidity. We will continue to monitor and assess the impact the COVID-19 pandemic, including variants, may have on our business and financial results. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity in the future. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. For additional information on the various risks posed by the COVID-19 pandemic, please refer to Part II, Item 1A. "Risk Factors" included in this Quarterly Report on Form 10-Q.

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
The following table summarizes our cash flows from operations for the periods presented:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Cash provided by operating activities	$151,155	$28,878
Cash used in investing activities	(107,111)	(42,693)
Cash used in financing activities	(6,047)	(5,078)
Effect of exchange rate changes on cash and cash equivalents	0	—
Net increase (decrease) in cash and cash equivalents	$37,997	$(18,893)
Operating Activities
Net cash provided by operating activities was $151.2 million for the nine months ended September 30, 2023, primarily consisting of net income of $48.6 million adjusted for certain items, which include $93.8 million of stock-based compensation expense, $15.1 million of bad debt expense, $5.9 million of deferred tax expense, $2.7 million of realized gains on the sale of marketable securities, and $1.6 million of depreciation and amortization. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $43.8 million and prepaid expenses and other current assets of $2.5 million, partially offset by cash provided by operating activities from increases in accounts payable of $22.9 million, accrued expenses and other current liabilities of $11.7 million, and other noncurrent assets and liabilities of $0.5 million. These changes were a result of the impact of revenue growth and our operating results as well as new agreements with our pharmacy program partners, which included more favorable payment receipt terms and resulted in an additional receipt in the nine months ended September 30, 2023, and the timing of cash collections and payments to third parties.
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
Investing Activities
Net cash used in investing activities was $107.1 million and $42.7 million for the nine months ended September 30, 2023 and September 30, 2022 respectively, which primarily consisted of net investments in marketable securities of $104.1 million and $40.2 million, respectively. The remainder of the activity for each of the nine months ended September 30, 2023 and September 30, 2022 consisted of purchases of computers, software, including capitalized software development costs, and leasehold improvements.
Financing Activities
Net cash used in financing activities was $6.0 million for the nine months ended September 30, 2023, consisting of payments of $10.5 million for employee taxes related to equity awards, partially offset by $3.6 million in proceeds from stock option exercises and $0.9 million in proceeds from contributions to our employee stock purchase plan.

Net cash used in financing activities was $5.1 million for the nine months ended September 30, 2022, consisting of payments of $8.0 million for employee taxes related to equity awards, partially offset by $2.1 million in proceeds from stock option exercises and $0.7 million in proceeds from contributions to our employee stock purchase plan..
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
At September 30, 2023, we had cash and cash equivalents of $158.1 million and marketable securities of $177.5 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have provided and may continue to provide guidance about our business and future results of operations. On November 7, 2023, we issued guidance for the fourth quarter of 2023 and full year 2023. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given and may be revised at a later time, solely in our discretion, as we learn more information. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In developing this guidance, our management must make certain assumptions and judgments, including but not limited to, our business strategy, plans, goals, expectations concerning our market position, future operations and other financial and operating information, as well as the impact of events outside of our control (such as macroeconomic conditions, the COVID-19 pandemic, or shortages of fertility medications) that are or were at this time inherently difficult to predict. While the guidance may be presented with numerical specificity, it is necessarily speculative in nature. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our business and future results of operations. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of our future results of operations fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
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
Market volatility and uncertainty related to general economic conditions remain widespread, making it very difficult for our clients and us to accurately forecast and plan future business activities. Negative conditions in the general economy in the United States, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation, consumer confidence, international trade relations, geopolitical conflict, political turmoil, natural catastrophes, resurgences or outbreaks of contagious diseases or the worsening thereof, including the COVID-19 pandemic, warfare and terrorist attacks on the United States, could cause a decrease in business investments, including spending on employee benefits, and negatively affect the growth of our business. Economic conditions including inflation, interest rate fluctuations, changes in capital market conditions, disruptions in the banking industry and other parts of the financial services sector, and regulatory changes, such as the taxability of medical benefits like ours, may affect our ability to obtain necessary financing on acceptable terms.
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
We currently serve over 390 employers with at least 1,000 covered lives in the United States across more than 40 industries. For the nine months ended September 30, 2023, one of our clients accounted for 13% of our total revenue. For the nine months ended September 30, 2022, two of our clients accounted for 16% and 10%, or a combined 26%, of our total revenue. No other clients accounted for more than 10% of our total revenue for the nine months ended September 30, 2023 and 2022. Engagement with these clients is generally covered through contracts that are multi-year in duration. These clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. Our clients could also renegotiate pricing terms at the time of renewal, which could have a negative impact on our revenue. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including reductions in workforce or heightened employee attrition, changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.

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
The COVID-19 pandemic, including variants and resurgences, has had and may continue to have, and similar health epidemics or pandemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our clients, members and providers operate.
The COVID-19 pandemic continues to evolve, with pockets of resurgence and the emergence of variant strains contributing to continued uncertainty about its scope, duration, severity, trajectory and lasting impact. The pandemic adversely impacted, and may continue to adversely impact, many aspects of our business. Our revenue growth in past periods, including for the nine months ended September 30, 2022 was negatively impacted by COVID-19, including variants, and our revenue growth in future periods may continue to be adversely impacted by COVID-19. Our providers have delayed and may in the future delay new fertility cycles because they operate in areas acutely affected by the COVID-19 pandemic. Many of our members live in communities that have been acutely affected by the COVID-19 pandemic and have delayed and may not want to continue or begin new fertility cycles during the pandemic, including due to resurgences in and the emergence of variant strains. Furthermore, as certain of our potential clients experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the COVID-19 pandemic, they have and may continue to decrease their spending on health benefits, which may disproportionately impact fertility benefits, and delay or cancel implementation of fertility benefits. Each of these factors could affect member behavior, our utilization rates and the number of members enrolled in our clients’ benefit plans.
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
The global impact of COVID-19, due to variants and resurgences of infections, continues to evolve, and we will continue to monitor the situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic or pandemic is highly uncertain and subject to change; and will depend on numerous evolving factors that we may not be able to accurately predict, including without limitation: the trajectory, duration, scope, severity, and any resurgences of the COVID-19 pandemic; any mandates, in particular as new variants emerge; the public’s perception of the safety of the vaccines and other treatments and their willingness to take the vaccines or other treatments; the existence and prevalence of new variants of the virus; the continued impact on worldwide macroeconomic conditions, including interest rates, employment rates and consumer confidence; governmental, business, and individuals' actions that have been, and continue to be, taken in response to the pandemic; the effect on our providers, clients and members; changes in demand for our services; our ability to sell and provide our services; the ability of our clients and members to pay for our services; the health of, and the effect on, our workforce; and the potential effects on our internal controls, including our internal control over financial reporting, as a result of changes in working environments for our employees and business partners. There is no guarantee that any future resurgences or future outbreaks of this or any other widespread epidemics or pandemics will not occur, or that the global economy will fully recover, either of which could seriously harm our business.
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
Our business operates within the public and private sectors of the U.S. health insurance system, which are evolving quickly and subject to a changing regulatory environment, and our future financial performance will depend in part on growth in the market for private health insurance, as our solutions are integrated with health insurance plans offered by insurance carriers for our clients or our clients’ self-insured plans, as well as our ability to adapt to regulatory developments. Changes and developments in the health insurance system or pharmacy benefit management practices in the United States could reduce demand for our services and harm our business. For example, there has been an ongoing national debate relating to the health insurance system in the United States. Certain elected officials have introduced proposals that would create a new single-payer national health insurance program for all United States residents, replacing virtually all other sources of public and private insurance, to more incremental approaches, or creating a new public health insurance option that would compete with private insurers. Additionally, proposals to establish a single-payer or government-run healthcare system at the state level are regularly introduced, such as in New York and California. At the federal level, President Biden and Congress may consider other legislation and/or executive orders to change elements of the ACA. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states and ruled that the plaintiffs lacked standing to challenge the individual mandate provision, thus leaving the ACA in effect without ruling on the constitutionality of the individual mandate.
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
Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. For example, the long-term impact of the COVID-19 pandemic could result in adverse changes in our results of operations for an unknown period of time. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class action suits.
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
As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur prior to our initial public offering. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market, or Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Effective January 1, 2021, we became a “large accelerated filer” under SEC reporting rules and are required to file our annual report and quarterly reports more quickly than we previously had been required to file them, which may require us to dedicate additional resources to the timely filing of such reports. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we incur as a public company or the specific timing of such costs.
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
In the third quarter of 2023, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.
The following table provides a summary of shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans in the three months ended September 30, 2023:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program

July 1, 2023 through July 31, 2023	18,165	$39.24	—	$—
August 1, 2023 through August 30, 2023	30,438	39.59	—	—
September 1, 2023 through September 30, 2023	12,287	36.38	—	—
Total shares repurchased	60,890	$38.84	—	$—
(1)Represents shares withheld on net settlements of restricted stock units that vested under our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
a.None.
b.None.
c.On June 23, 2023, David Schlanger, our Executive Chairman, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Schlanger's trading plan is for the sale of up to 960,000 shares of the Company's common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all shares under the plan are sold or August 30, 2024.
On August 7, 2023, Mark Livingston, our Chief Financial Officer, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Livingston's trading plan is for the sale of up to 148,627 shares of the Company's common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all shares under the plan are sold or April 30, 2024.
On August 31, 2023, Michael Sturmer, our President, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Sturmer's trading plan is for the sale of up to approximately 176,880 shares of the Company's common stock, including upon the vesting and settlement of certain equity awards, in amounts and prices determined in accordance with a formula set forth in the plan. Because the aggregate number of shares that may be sold under the Mr. Sturmer's plan will be net of shares withheld by the Company to satisfy Mr. Sturmer's tax obligations upon the vesting and settlement of certain equity awards, the precise number of shares that may be sold under Mr. Sturmer's trading plan is not yet determinable. The plan terminates on the earlier of the date all shares under the plan are sold or August 23, 2024.

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

Progyny, Inc. (Registrant)

Date: November 8, 2023	By:	/s/ Peter Anevski
Peter Anevski
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Mark Livingston
Mark Livingston
Chief Financial Officer (Principal Financial and Accounting Officer)