Form 10-K
period 2023-12-31
Progyny, Inc.
filed 2024-02-29
CIK 1551306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of common stock as reported by The Nasdaq Global Select Market on June 30, 2023 (the last business day of the registrant’s second fiscal quarter), was approximately $3.3 billion.
As of January 31, 2024, the registrant had 96,499,402 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seek,” “assume,” “future” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” of this Annual Report on Form 10-K.
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

PART I
ITEM 1.    BUSINESS
Overview
We believe in a world where everyone can realize dreams of family and ideal health. Our mission is to empower healthier, supported journeys through transformative fertility, family building and women's health benefits. Through our differentiated approach to benefits plan design, patient education and support and active network management, our clients’ employees are able to pursue the most effective treatment across life's milestones from the best physicians and achieve optimal outcomes.
Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our current base of clients to over 450 employers, each with at least 1,000 covered lives. We currently have contracts to provide coverage to approximately 6.4 million employees and their partners (known in our industry as covered lives), whom we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since we launched our fertility benefits solution, and our member satisfaction is evidenced by our most recent industry-leading Net Promoter Score, or NPS, of +80 for our fertility benefits solution and +80 for our integrated pharmacy benefits solution, Progyny Rx as of December 31, 2023.
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
In addition to our fertility benefits solution, we offer an integrated pharmacy benefits solution, Progyny Rx, which can be added by our clients. Progyny Rx provides our members with access to the medications needed during their fertility treatment. As part of this solution, we provide care management services, which include our formulary plan design, simplified authorization, assistance with prescription fulfillment and timely delivery of the medications by our network of specialty pharmacies, as well as medication administration training, pharmacy support services and continuing PCA support. We have also begun to offer additional supported benefits for those considering conception, for maternity and postpartum care, and during menopause.

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
While fertility treatments have been available for over 40 years to help individuals suffering from infertility build their families, access to these treatments has been limited due to the lack of comprehensive coverage and the prohibitive costs. We believe that the lack of adequate coverage has been the result of both broader public policy issues, as well as conventional health insurance carrier-specific policies. For example, it was not until 2017 that infertility was first recognized as a disease by the American Medical Association and, as of February 2024, only 21 states and the District of Columbia have mandated insurance coverage for infertility. For the states that do mandate coverage, the mandates vary greatly and may leave patients with inadequate coverage or unable to pursue care at all. When conventional health insurance carriers have chosen to structure fertility coverage for their employer clients, that coverage often has limited lifetime dollar maximums and clinically antiquated "one size fits all" clinical protocols, such as mandated step therapy protocols.
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
Our Market Opportunity
We believe we have a significant opportunity to provide employers with a superior comprehensive solution that addresses the unique challenges and complexities of fertility treatment and related fertility pharmacy services. We estimate that the market for fertility treatments in the United States will continue to grow, especially as current estimates of the market exclude those individuals who do not have access to a comprehensive family building benefit and, as a result, do not seek treatment for infertility. Furthermore, when comparing the United States to other countries, the percentage of babies born utilizing ART is materially lower, at approximately 2% in the United States (where fertility treatment is not adequately covered), compared to approximately 10% in Denmark and more than 8% in Japan (where there is more public health funding for fertility treatment).
We contract with employers to provide fertility and family building benefits to their employees and covered dependents. We believe our addressable market primarily consists of large self-insured employers as well as labor populations under the Labor Management Relations Act of 1947 (also known as the Taft-Hartley Act), and federal government populations. There are approximately 8,000 employers in the United States who have a minimum of 1,000 employees, who together with the Taft-Hartley populations and federal government populations, represent approximately 106 million potential covered lives in total. As such, we estimate that our current member base of 6.4 million covered lives under contract represents a mid-single digit percent of our total market opportunity.
Regardless of whether or not these employers currently provide a fertility benefit, we believe they are prospective clients of Progyny. Further, 37% of our current clients had no prior fertility coverage before adopting Progyny and 90% of our current clients enhanced their coverage when they switched to Progyny. Overall, we believe our market opportunity is substantial and is continuing to grow as a result of the rising demand for fertility benefits solutions, the lack of adequate offerings in the market today and the increasing awareness of the challenges of infertility we are driving.
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

Fertility Benefits Solution
Differentiated Benefits Plan Design
The innovative Smart Cycle is our easy-to-understand fertility benefits design. Our Smart Cycle plan design allows members equitable access to the treatment they need and is designed to drive superior outcomes and reduce both upfront treatment expenses and subsequent costs. Everything needed for a comprehensive fertility treatment is contained within a Smart Cycle treatment bundle, including all necessary diagnostic testing and access to the latest technology (e.g., in the case of IVF treatment, preimplantation genetic testing). We currently offer 20 different Smart Cycle treatment bundles, which may be used independently or in combination depending on the member’s need. Each Smart Cycle has a separate unit value (i.e., some have fractional values and some have whole values). Our clients contract to purchase a cumulative Smart Cycle unit value per eligible member. These can range from one to unlimited cumulative Smart Cycles units. Members can choose their preferred provider clinics within our network and utilize their Smart Cycles for whichever treatments they and their fertility specialists determine to be necessary throughout their fertility journey.
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
Selective Network of High-Quality Fertility Specialists
We have utilized our deep industry knowledge and the insights derived from our data analytics platform to establish and actively manage a national network of the leading fertility specialists in the country. Our members receive access to our selective Center of Excellence network of high-quality providers that includes over 950 fertility specialists who practice at over 650 provider clinic locations throughout the United States and over 1,050 specialists in total when including reproductive urologists. Our network includes 44 of the top 50 fertility practice groups by volume in the United States according to 2021 CDC data, which was published in 2023 and is the most recent data available. Fertility specialists who are invited to join our network must meet and maintain rigorous credentialing standards and quality thresholds that we set for inclusion in our network to ensure that our members receive the highest quality of care. Our national network serves members in virtually every state, providing extensive geographic coverage to our national employers.

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
Full Service Client Success
We provide a dedicated client success team to ensure that we are delivering superior service. Our client success managers support our clients’ day-to-day needs and resolve issues that arise. For example, to help our clients ensure that their employees are fully aware of the Progyny program, our client success teams work with our clients to create co-branded materials to support health fairs, open enrollment events and other employee communications. The client success team also attends open enrollment benefits fairs and other health fairs throughout the year and hosts virtual open enrollment webinars for members to attend live or on-demand. Our client success team also reviews all quarterly and annual program reports with our clients to reinforce the transparency we provide to clients into their expenditures and outcomes and to review and quantify the value created by our solutions. We believe our client success services, including our detailed client reporting, play an important role in helping us maintain and strengthen our client relationships.

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
Assistance Service Reimbursement Programs
We also offer an assistance service program where certain services can be offered through a reimbursement program, including adoption, surrogacy, doula, and travel reimbursement when travel is required to receive medical services. We can manage the reimbursement of these expenses for those clients who offer such reimbursement benefits. For these programs, employers designate a specific lifetime dollar amount toward the elected assistance service for their employees. We then administer the expense reimbursement to employees up to this dollar amount. We work with our clients to determine what expenses related to adoption or surrogacy or any other elected benefit will be covered under their plan, thereby alleviating their administrative burden.
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
•Access to Selective, Premier Fertility Specialist Network. Our solution provides members with access to the nation’s most desired fertility providers, including over 950 fertility specialists who practice at over 650 provider clinic locations throughout the United States. Our network includes 44 of the top 50 fertility practice groups by volume in the United States according to 2021 CDC data.
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
•Superior Clinical Outcomes. Outcomes for Progyny members across our fertility specialist network are superior to the average outcomes that the same provider clinics report to the CDC for all of their patients. Specifically, as shown in the table above, the in-network average live birth rate per attempted retrieval for Progyny members is 44.4%, as compared to the 37.4% average live birth rate per attempted retrieval for all of the patients at those same clinics. This results in the typical Progyny member undergoing 2.2 retrievals for a live birth as compared to the national average of 3.5 retrievals. This difference of more than one retrieval represents substantial cost avoidance for our clients, as well as significantly less physical and emotional stress on the member.
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
Our Growth Strategy
Expand Our Client Base
We intend to continue increasing our client base of self-insured employers throughout the United States by leveraging our experienced sales force and strong relationships with benefits consultants. We believe we have a total addressable market of approximately 8,000 potential employer clients in the United States, who have a minimum of 1,000 employees, as well as Taft-Hartley labor populations, and federal government populations and, with our base of over 450 clients under contract, are still in the early stages of our growth trajectory. Importantly, as we have continued to grow, we have meaningfully diversified our client base across an array of different industries. We believe that our employer clients are thought leaders in their respective industries and are creating a network effect that is helping to drive more widespread adoption of fertility benefits in their specific industries. We are expanding our client base within each industry that we serve, and have an industry-specific strategy, which enables us to most effectively target our addressable market. Additionally, we believe that our expanding presence has resulted in a heightened awareness of fertility benefits and has informed the market of the value we provide to our employer clients and our members, which we believe also helps facilitate growth.
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
Expansion of Progyny Benefits Solutions within Our Existing Client Base
We expect to see further growth from existing clients that add incremental services to their fertility benefits program. For example, a client can expand the fertility benefits they offer to their employees by increasing the number of Smart Cycles they contract for. In addition, our fertility benefits solution clients can purchase our add-on Progyny Rx solution. We introduced Progyny Rx in the third quarter of 2017 and went live with a select number of clients in January 2018. Currently, 91% of our clients under contract are utilizing this solution, including 98% of the clients we signed in fiscal year 2023. We believe our sales and marketing capabilities play an important role in informing and educating clients about the additional value and impact we can provide to them and their members by enhancing their benefit program.

New Services and Addressable Markets to Enhance the Depth and Breadth of Our Comprehensive Family Building Offering
As we continue to grow and expand our client base, we are continuously evaluating the latest evolving trends to find ways we can better serve the needs of existing and new potential clients and their employees. We believe we are uniquely positioned to do this for several reasons. First, we believe the combination of our Medical Advisory Board and our selective network of high-quality fertility specialists, as well as the data we collect and analyze, provides us with differentiated insights into fertility care delivery and support. In addition, we believe we have positive and collaborative relationships with our clients that offer us additional insights into their needs. We believe the combination of these factors, coupled with our demonstrated track record of adding more services to our benefits design, highlights that we are well positioned to continue to do so in the future. To date, we have identified several ways we believe we can potentially expand our comprehensive family building offering, our addressable market, and our client base in the future, including the new preconception, maternity and postpartum, and menopause offerings. We will continue to evaluate opportunities as our platform continues to expand.
Our Clients
We currently have contracts to serve over 450 employers in the United States across more than 40 industries. Our current clients, who are industry leaders across both high-growth and mature industries and range in size from at least 1,000 to 600,000 employees, represent approximately 6.4 million covered lives under contract.
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
Given that the majority of our clients contract with us for a January 1st benefits plan start date, our sales cycle follows the conventional healthcare benefits cycle, which largely concludes by the end of October of the prior year to allow for benefits education and annual open enrollment to occur. In the 2023 sales cycle, more clients, with benefits going live in 2024, have opted for comprehensive coverage, with substantially all of our new clients electing for Progyny Rx, multiple Smart Cycles and/or egg-freezing.
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
Sales and Marketing
We sell our solutions through our sales organization and, in many cases, we leverage our relationships with top benefits consultants and channel partners to establish relationships with potential clients. Our sales team has broad experience in health benefits management and extensive long-term relationships with industry participants and benefits executives at large employers. Our sales team is organized principally by geography and account size and is responsible for identifying potential clients and managing the overall sales process. The success and effectiveness of our sales team is evidenced by the over 85 new clients that we added in 2023, and the fact that a majority of our current clients terminated their existing fertility coverage to switch to Progyny.
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

Employees and Human Capital
As of December 31, 2023, we had 566 employees, of which 563 were full-time. Our employees are our most important asset and our culture is a key to our success.
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
•Competitive Compensation and Development. We invest in our workforce by offering competitive salaries, attractive incentives and innovative benefits. We focus on creating opportunities for employee growth, development and training, including opportunities to cultivate talent and identify candidates for new roles from within the Company, management and leadership development programs, technical skill building initiatives and mentoring programs. We include the Progyny benefit in our own health plan, allowing Progyny employees to realize their dreams of family and ideal health. We offer paid parental leave for new parents with an extension of leave for those with an infant in the NICU and offer a pregnancy loss leave benefit as an enhancement to our bereavement leave policy, explicitly recognizing the physical, emotional, and mental health impact of a pregnancy loss, or failed fertility procedure, adoption or surrogacy, for any employee. We also offer additional paid leave to all employees to support other family health and care challenges. Additionally, we offer a number of different ways to access our mental health resources to further support our employees.
•Diversity, Equity and Inclusion. We believe diversity, equity, inclusion and belonging result in business growth and encourage increased innovation, retention of talent and a more engaged workforce. We strive to create a workplace where all individuals feel valued, empowered and welcomed. Our key initiatives focus on recruiting outreach, internal resource groups representing employees and allies from historically underrepresented and/or marginalized communities, mentoring programs and career development ladders. Our employees participate in pulse surveys that have deepened our perception of the workforce and we also publish EEO-1 reports on our website. We staffed a Vice President whose responsibility is to develop, enhance, and communicate our DEI Initiatives throughout the organization. For example, we highlight aspects of DEI, such as key events, celebrations, memorials and holidays, through recurring company wide communications. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
•Community Outreach and Support. We believe it is important to give back and promote community outreach and support through corporate giving, charitable matching, and employee volunteerism in the communities in which we live and work. We allow flexible work hours to accommodate employee volunteer opportunities, provide corporate sponsored charitable events and continue to develop partnerships with community organizations that align with our priorities in fertility, family building and equity in healthcare.

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
We have provided and may continue to provide guidance about our business and future results of operations. On February 27, 2024, we issued guidance for the first quarter of 2024 and full year 2024. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given and may be revised at a later time, solely in our discretion, as we learn more information. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In developing this guidance, our management must make certain assumptions and judgments, including but not limited to, our business strategy, plans, goals, expectations concerning our market position, future operations and other financial and operating information, as well as the impact of events outside of our control (such as macroeconomic conditions) the COVID-19 pandemic or shortages of fertility medications) that are or were at this time inherently difficult to predict. While the guidance may be presented with numerical specificity, it is necessarily speculative in nature. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our business and future results of operations.

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
The market for our solutions is competitive and is likely to attract increased competition, which could make it hard for us to succeed. We compete on the basis of several factors, including the comprehensiveness of our benefits solutions and the Smart Cycle (our unique approach to benefits plan design which ensures that members always have coverage for a full treatment cycle as their access to treatment is not limited by a dollar maximum that could be exhausted mid-treatment), superior clinical outcomes, access for all employee groups (including LGBTQ+ and single mothers by choice), equitable access to care across geographies, quality of the member experience and comprehensive member support, access to our selective Center of Excellence (our proprietary, credentialed network of high-quality fertility specialists), data reporting and sharing and access to an integrated pharmacy solution. While we do not believe any single competitor offers a similarly robust and integrated fertility and family building benefits solution as to what we provide, there are alternative solutions in the market such as the health insurance companies that are able to provide fertility benefits management services as part of their overall administration of a company's health plan and that are our primary competition. In addition, other competitors include specialty fertility-focused solutions owned or sponsored by the health insurance companies to provide more comprehensive support to fertility patients than their general medical coverage provides, such as case management or educational support, and the venture capital or private equity-backed companies that focus on maternity and reproductive health services more broadly, or who provide fertility-specific benefits solutions.
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
Market volatility and uncertainty related to general economic conditions remain widespread, making it very difficult for our clients and us to accurately forecast and plan future business activities. Negative conditions in the general economy in the United States and elsewhere, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation, consumer confidence, international trade relations, geopolitical conflict, political turmoil, natural catastrophes, resurgences or outbreaks of contagious diseases or the worsening thereof, including the COVID-19 pandemic, warfare and terrorist attacks, could cause a decrease in business investments, including spending on employee benefits, and negatively affect the growth of our business. Economic conditions including inflation, interest rate fluctuations, changes in capital market conditions, disruptions in the banking industry and other parts of the financial services sector, and regulatory changes, such as the taxability of medical benefits like ours, may affect our ability to obtain necessary financing on acceptable terms.
Unfavorable changes in our industry, including reductions in general healthcare spending, or in the United States and global economy could have a negative effect on our and our clients’ and potential clients’ results of operations. This could result in the delay or cancellation by certain clients, including if purchases of our solution are perceived by clients and potential clients to be discretionary, if they experience a reduction in their employee headcounts, whether due to reductions in force or turnover, or are unable to grow employee headcounts or there are material defaults by members on past amounts due. An increase in the cost of obtaining fertility medication or general medical cost inflation could also negatively impact our results of operation. In addition, the increased pace of consolidation in the healthcare industry may result in competitors with greater market power. Many economists believe the global economy will likely experience a recessionary environment in the near future. The Federal Reserve’s efforts to tame inflation have led to, and may continue to lead to, increased interest rates. A significant escalation or expansion of economic disruption could have a material adverse effect on our results of operations. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry, nor its impact on us or our clients.
Our business depends on our ability to retain our existing clients and increase the adoption of our services within our client base. Any failure to do so would harm our business, financial condition and results of operations.
As part of our growth strategy, we are focused on retaining and expanding our services within our existing client base. A client can expand the fertility benefits they offer to their employees a number of ways, including by adding egg freezing or increasing the number of Smart Cycle units under their benefits plan (i.e., from two to three Smart Cycles per household). In addition, our fertility benefits solution clients can purchase our add-on Progyny Rx solution. We went live with Progyny Rx in 2018 and 91% of our current clients have now launched this solution, including approximately 98% of the clients we signed in 2023.
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
We currently serve over 450 employers with at least 1,000 covered lives in the United States across more than 40 industries. For the year ended December 31, 2023, one of our clients accounted for 13% of our total revenue. For the year ended December 31, 2022, two clients accounted for 16% and 10%, or a combined 26%, of our total revenue. No other clients accounted for more than 10% of our total revenue for the years ended December 31, 2023 and 2022. Engagement with these clients is generally covered through contracts that are multi-year in duration. These clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. Our clients could also renegotiate pricing terms at the time of renewal, which could have a negative impact on our revenue. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including reductions in workforce or heightened employee attrition, changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.
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
The COVID-19 pandemic continues to evolve, with pockets of resurgence and the emergence of variant strains contributing to continued uncertainty about its scope, duration, severity, trajectory and lasting impact. The pandemic adversely impacted, and may continue to adversely impact, many aspects of our business. Our revenue growth in past periods, including the twelve months ended December 31, 2022, was negatively impacted by COVID-19, including variants, and our revenue growth in future periods may continue to be adversely impacted by COVID-19. Our providers have delayed and may in the future delay new fertility cycles because they operate in areas acutely affected by the COVID-19 pandemic. Many of our members live in communities that have been acutely affected by the COVID-19 pandemic and have delayed and may not want to continue or begin new fertility cycles during the pandemic, including due to resurgences in and the emergence of variant strains. Furthermore, as certain of our potential clients experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the COVID-19 pandemic, they have and may continue to decrease their spending on health benefits, which may disproportionately impact fertility benefits, and delay or cancel implementation of fertility benefits. Each of these factors could affect member behavior, our utilization rates and the number of members enrolled in our clients’ benefit plans.

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
We experienced net losses from 2015 to 2019. For example, our net loss was $8.6 million for the year ended December 31, 2019. While we have experienced significant revenue growth since 2016, achieved profitability starting in 2020 and currently project future profitability, we cannot guarantee whether we will obtain sufficient levels of sales to sustain our growth or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to incrementally expand our sales and client success teams to educate potential clients and drive new client adoption, as well as enhance the scope of Progyny benefits within our existing client base. We also expect to incur additional costs as we introduce new solutions and services to enhance our comprehensive family building offering. We will also face increased compliance costs associated with our growth, and the expansion of our client base. In addition, we incur significant legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to sustain profitability, the value of our business and common stock may significantly decrease.
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
On January 28, 2021, President Biden issued an Executive Order that reiterates the policy of the Administration to protect and strengthen the ACA, making high-quality healthcare accessible and affordable to all Americans. The Executive Order directed federal agencies to examine agency actions to determine whether they are consistent with the Administration’s commitment regarding the ACA, and begin rulemaking to suspend, revise, or rescind any inconsistent actions. Areas of focus include policies or practices that may reduce affordability of coverage, present unnecessary barriers to coverage, or undermine protections for people with preexisting conditions. We continue to evaluate the effect that the ACA and its possible modifications, repeal and replacement may have on our business. We cannot predict the timing or impact of any future rulemaking, court decisions or other changes in the law.
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
Our clients rely on our client success personnel and our members rely on our PCAs to resolve issues and realize the full benefits that our solutions and services provide. High-quality support is also important for the renewal and expansion of our services to existing clients. The importance of our support functions will increase as we expand our business and pursue new clients. If we do not help our clients quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our offerings to existing and new clients could suffer, and our reputation with existing or potential clients could suffer. Further, to the extent that we are unsuccessful in hiring, training and retaining adequate PCAs and client success personnel, our ability to provide adequate and timely support to our members and clients would be negatively impacted, and our members’ and clients’ satisfaction with our solutions and services would be adversely affected.
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
Additionally, in June 2022 the U.S. Supreme Court in Dobbs v. Jackson Women's Health Organization reversed Roe v. Wade by holding that there is no constitutional right to abortion. Consequently, certain states have enacted or proposed restrictive abortion laws that may also implicate fertility procedures and travel reimbursement programs, which may decrease the demand for, or availability of, certain fertility services. Although President Biden issued executive orders and federal agencies have issued guidance intended to protect access to reproductive healthcare services, the enactment of certain state laws restricting abortion care and other changes in laws, or in interpretation of laws through court decisions, affecting fertility benefits may conflict with, and ultimately limit, the covered benefits offered by a company to its employees and the types of fertility treatment services available at provider clinics. We cannot predict the timing or impact of any future rulemaking, executive orders, court decisions or other changes in the law, or in how such laws, once enacted, would be interpreted and enforced.
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
As usage of our solutions grows, we will need to devote additional resources to improving and maintaining our infrastructure. In addition, we will need to appropriately scale our internal business systems and our client success and member services personnel to serve our growing client base. Any failure of or delay in these efforts could result in reduced client and member satisfaction, resulting in decreased sales to new clients and lower renewal and utilization rates by existing clients, which could hurt our revenue growth and our reputation. Even if we are successful in these efforts, they will require the dedication of management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion and improvements to our internal infrastructure will be effectively implemented on a timely basis, and such failures could harm our business, financial condition and results of operations.
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
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for experienced sales and client success personnel. There is no guarantee we will be able to attract such personnel or that competition among potential employers will not result in us being required to offer increased salaries or other benefits. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees.
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
Specialty pharmacies could face supply chain issues or regulatory delays impacting the availability or distribution of certain fertility prescriptions requiring drug substitutions that could result in higher medical costs or negatively impact our revenues, rebates and results of operations. We do not control the pricing strategies or supply chains of our specialty pharmacy partners, each of whom may be impacted by general economic considerations including inflation and other independent considerations and drivers that are outside our control and each of whom has the ability to set or impact market price for different prescription medications. We also cannot provide any assurance that we will be able to continue to renew our existing contracts, maintain our current negotiated pricing or discounts, or enter into new contracts on a timely basis or under favorable terms enabling us to service our members profitably. If we are not successful in maintaining our relationships with the specialty pharmacies in our network, are otherwise unable to maintain an efficient pharmacy distribution network, or if a significant disruption thereto should occur, it may adversely affect our business, financial condition and results of operations. From time to time, we experience supply chain disruptions, and we may in the future experience material supply chain changes and disruptions that impact the production and availability of medications relied on by Progyny members, which could negatively impact our revenue and results of operations.
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
Risks Related to Government Regulation
We operate in a highly regulated industry and must comply with a significant number of evolving legal and regulatory requirements as well as complex judicial mandates.
We have attempted to structure our operations to comply with laws, regulations and other requirements applicable to us directly and to our clients and vendors, but there can be no assurance that our operations will not be challenged or impacted by regulatory authorities or enforcement initiatives. We have been, and in the future may become, involved in governmental investigations, audits, reviews and assessments. Any determination by a court or agency that our corporate structure, solutions or services violate, or cause our clients or network partners to violate, applicable laws, regulations or other requirements could subject us or our clients to significant administrative, civil or criminal penalties. Such a determination also could require us to change or terminate portions of our business, disqualify us from serving clients in certain states, or clients that do business with government entities, or cause us to refund some or all of our service fees or otherwise compensate our clients. In addition, failure to satisfy laws, regulations or other requirements could adversely affect demand for our solutions and could force us to expend significant capital, research and development and other resources to address the failure. Even an unsuccessful challenge by regulatory, judicial and other authorities or parties could be expensive and time-consuming, could result in loss of business, exposure to adverse publicity, and injury to our reputation and could adversely affect our ability to retain and attract clients. If we fail to comply with applicable laws, regulations and other requirements, our business, financial condition and results of operations could be adversely affected. Such non-compliance could also require significant investment to address and may prove costly. There are several additional federal and state statutes, regulations, guidance and contractual provisions related to or impacting the healthcare industry that may apply to our business activities directly or indirectly, including, but not limited to:
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
•Other Privacy and Security Requirements. In addition to HIPAA, numerous other federal and state laws govern the collection, dissemination, use, access to and confidentiality of personal information, some of which may be applicable to our business. Certain federal and state laws protect types of personal information that may be viewed as particularly sensitive. For example, New York’s Public Health Law, Article 27-F protects information that could reveal confidential HIV-related information about an individual. In many cases, state laws are more restrictive than, and not preempted by, HIPAA, and may allow personal rights of action with respect to privacy or security breaches, as well as fines. State laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities. Further, the California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020 which gives California residents certain rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches has increased the likelihood, and risks associated with data breach litigation. Further, the California Privacy Rights Act, or the CPRA generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states and are continuing to be proposed at the state and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
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
•Network Adequacy and Access Requirements. Network adequacy and access laws require health plans to maintain a network of healthcare providers sufficient to deliver the benefits they contract to provide to their enrollees. In light of the increase in “narrow networks,” there has been a legislative push to ensure that commercial payors contract with a sufficient number of healthcare providers to create an “adequate network.” Additionally, a majority of states now have some form of legislation affecting our payor clients’ ability to limit access to a provider network or remove a provider from the network. Such legislation may require our clients to admit any healthcare provider including any pharmacy provider willing to meet the plan’s price and other terms for network participation, “any willing provider” legislation, or may provide that a provider may not be removed from a network except in compliance with certain procedures, “due process” legislation. Further, to ensure network adequacy and quality, a network may seek to accredit its healthcare providers through any number of accrediting bodies, such as the National Committee for Quality Assurance, or NCQA, and the Utilization Review Accreditation Commission. We follow NCQA standards to credential the health providers with whom we contract to provide services within our network, and engage Council for Affordable Quality Healthcare to conduct provider credentialing where required. Should any of the states we operate in determine that our network of providers does not meet adequacy or access requirements, we may be subject to administrative penalties and other administrative actions, as well as private litigation. In addition, if we are unable to contract with a sufficient number of providers, we may become subject to administrative penalties or enforcement actions from state regulatory agencies, litigation from consumers, and may be in breach of certain contractual covenants with our partners.
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
We are subject to potential changes in laws, regulations, government enforcement priorities, public policy, state and federal judicial action, industry standards and other requirements, including with respect to Progyny Rx’s PBM practices, which create risks and challenges with respect to our compliance efforts and business strategies or the business of our network partners, which may adversely affect our business.
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
In recent years, there have been a number of reform efforts, including from federal and state legislatures as well as the HHS OIG, around PBM program pricing and transparency that could affect our business. Current PBM laws and regulations govern, and proposed legislation and regulations may govern and/or further restrict critical PBM practices, including, among other things, disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers or pharmacy program partners, rules governing contractual provisions between PBMs and their contracted payers and/or pharmacies, and registration or licensing of PBMs. For example, in 2019, the U.S. Senate and House of Representatives proposed a number of bills that would, among other things, require PBMs to submit information on their costs, fees and rebates, requiring 100% of the rebates to be passed on to consumers, and/or impose rebates on manufacturers that chose to increase their drug prices more rapidly than inflation.In June 2022, the Federal Trade Commission announced an inquiry regarding the role of PBMs and stated its intent to closely scrutinize the impact of PBM rebates and fees on patients and payers.
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
We may in the future seek to acquire or invest in businesses, joint ventures, products and services, or technologies that we believe could complement or expand our platform, enhance our technical capabilities, or otherwise offer growth opportunities. In addition, Progyny seeks to continue to expand its offerings in preconception, maternity and postpartum, menopause and related offerings. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and services, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, they are operationally difficult to integrate, or we have difficulty retaining the clients of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, or we fail to successfully integrate such businesses into our own, our business, financial condition and results of operations may be adversely affected or we may be exposed to unknown risks or liabilities.
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
•limitations or adverse findings regarding our ability to do business in some jurisdictions; and
•discrete impact tax items, including such items resulting from the amount and timing of equity exercises and our stock price.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. To maintain compliance with Section 404, we perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K filing for each year, as required by Section 404. Our existing management team has and will continue to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional accounting and financial staff with appropriate public company experience to assist us in ongoing compliance with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly.
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
In addition, as of December 31, 2023, there were an aggregate of 17,228,415 and 2,561,213 shares of our common stock subject to outstanding options and unvested restricted stock units, respectively. We have registered all of the shares of common stock issuable upon exercise of outstanding options or other equity awards we may grant in the future, for public resale under the Securities Act. Accordingly, these shares will be eligible for sale in the public market to the extent such options are exercised and restricted stock units are vested, in compliance with applicable securities laws.

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

Unstable market and economic conditions may impact our ability to obtain any necessary financing and adversely impact our business, financial condition and stock price.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
At Progyny, cybersecurity risk management is an integral part of our broader risk management system and processes. Our cybersecurity risk management program incorporates industry-standard frameworks, policies and practices designed to protect the security of our technology infrastructure and sensitive information.

Our cybersecurity risk management program provides a framework for handling cybersecurity threats and incidents, including receiving notification of threats and incidents associated with the use of services provided by business associates. This framework includes steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat including whether the cybersecurity threat is associated with a third-party service provider and implementing cybersecurity countermeasures and mitigation strategies. In addition, it provides steps for our cybersecurity team to report to management and our Board of Directors on information security and cybersecurity matters including material cybersecurity threats and incidents.

We have established and test our disaster recovery plan and we protect against business interruption by backing up our major systems. Our cybersecurity team engages third-party security experts for risk assessment and system enhancements, including a third-party security consultant that conducts regular network security reviews, scans and audits. In addition, we maintain various preventive measures, such as protections designed to safeguard against cyberattacks, including employee training, multifactor authentication, firewalls and virus detection software, periodic scans of our environment for any vulnerabilities and penetration testing.

Our Board of Directors has overall oversight responsibility for our risk management, and delegates cybersecurity risk management oversight to the Audit Committee. The Audit Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which we are exposed and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. The Audit Committee also reports material cybersecurity risks to our full Board of Directors. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Information Security Officer who receives reports from our cybersecurity team and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Chief Information Security Officer and dedicated personnel are experienced information systems security professionals and information security managers with many years of experience. Management, including our Chief Information Security Officer and cybersecurity team, regularly update the Audit Committee on our cybersecurity programs, material cybersecurity risks and mitigation strategies and provide cybersecurity reports annually that cover, among other topics, third-party assessments of our cybersecurity programs, developments in cybersecurity and updates to our cybersecurity programs and mitigation strategies.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – If our information technology systems, or those of our provider clinics, specialty pharmacies or other vendors lag, fail or suffer security breaches, we may incur a material disruption of our services or suffer a loss or inappropriate disclosure of confidential information, which could materially impact our business and the results of operations” in this annual report on Form 10-K.
ITEM 2.    PROPERTIES
Our corporate headquarters is located at 1359 Broadway, New York, New York 10018, under a sublease that commenced in September 2019 and expires in May 2029. In February 2022, we entered into a lease, which is expected to expire in the fourth quarter of 2035, for additional space in the same location and also for continued occupancy of our current space after the current sublease expires. We use our headquarters for administration, sales and marketing and client support. For additional information, please refer to Part II, Item 8 “Financial Statements and Supplementary Data — Note 7 — Leases” in this Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS
See Part II, Item 8 “Financial Statements and Supplementary Data — Note 14 — Commitments and Contingencies — Arbitration/Litigation.”
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS
The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position

Executive Officers:
David Schlanger	64	Executive Chairman
Peter Anevski	56	Chief Executive Officer
Allison Swartz	34	Executive Vice President, General Counsel and Secretary
Mark Livingston	58	Chief Financial Officer
Michael Sturmer	47	President

Non- Employee Directors:
Beth Seidenberg, M.D.	66	Lead Independent Director
Lloyd Dean	73	Director
Fred E. Cohen, D.Phil.	67	Director
Kevin Gordon	61	Director
Roger Holstein	71	Director
Jeff Park	52	Director
Norman Payson, M.D.	75	Director
Cheryl Scott	74	Director
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

Allison Swartz has served as our Executive Vice President, General Counsel since November 2022. Allison was previously the Deputy General Counsel at K Health Inc., a growth-stage digital healthcare company from January 2022 to November 2022 and a Lecturer in Law at the University of Glasgow from September 2021 to June 2022. Prior to that she held multiple senior positions at Centene Corporation, the largest managed care organization in the country, from 2016 until October 2021, including Regional General Counsel and Privacy Officer from July 2020 to October 2021, and General Counsel of their Texas subsidiary Superior HealthPlan Inc. from September 2019 to July 2020. Ms. Swartz holds a B.A. in History from the University of Maryland and received her J.D. from the University of Maryland.

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
Non-Employee Directors
Beth Seidenberg, M.D. has served on our board of directors since May 2010 and as Lead Independent Director since January 2022. Previously, Dr. Seidenberg served as Chair of our board of directors from June 2015 to December 2021. Dr. Seidenberg has been a partner at Kleiner Perkins, a venture capital firm, since May 2005, where she primarily focuses on life sciences investing. She has also served as the Managing Director of Westlake Village BioPartners, another venture capital firm, since August 2018. Prior to joining Kleiner Perkins, Dr. Seidenberg was the Senior Vice President, Head of Global Development and Chief Medical Officer at Amgen, Inc., a biotechnology company. In addition, Dr. Seidenberg was a senior executive in research and development at Bristol Myers Squibb Company, a biopharmaceutical company, from March 2000 to December 2001 and Merck & Co., Inc., a healthcare company, from June 1989 to February 2000. Dr. Seidenberg has served on the board of directors of Atara Biotherapeutics since August 2012 and Vera Therapeutics, Inc. since June 2016 and Acelyrin since 2020. Dr. Seidenberg previously served on the boards of directors of Epizyme, Inc., from February 2008 to September 2019, Tesaro, Inc., from June 2011 to February 2019, and ARMO BioSciences, Inc. from December 2012 until June 2018. Dr. Seidenberg received a B.S. from Barnard College and an M.D. from the University of Miami School of Medicine and completed her post-graduate training at the Johns Hopkins University, George Washington University and the National Institutes of Health. We believe that Dr. Seidenberg is qualified to serve on our board of directors because of her extensive experience in the life sciences industry as a senior executive and venture capitalist, as well as her training as a physician.

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

Kevin Gordon has served as a member of our board of directors since October 2019. Mr. Gordon has also served on the board of directors of privately held Worldwide Clinical Trials, a global contract research organization, since December 2023 and as an advisor to 3i Group’s North American healthcare portfolio companies since January 2022, including currently as a director of privately held Q Holdco Limited, Sanisure, and Cirtec Medical Corp. Mr. Gordon served on the board of directors of Veracyte, Inc., a genomic diagnostics company, from December 2016 until June 2022. From January 2018 until March 2019, he was the President and Chief Financial Officer of Liquidia Technologies Inc., a clinical biopharmaceutical company. Mr. Gordon served as Executive Vice President and Chief Operating Officer of Quintiles Transnational Holdings Inc., or Quintiles, a research, clinical trial and pharmaceutical consulting company, from October 2015 until its merger with IMS Health Holdings, Inc. (forming IQVIA Holdings, Inc.) in October 2016. Prior to that, he was the Executive Vice President and Chief Financial Officer of Quintiles from July 2010 until December 2015. Mr. Gordon served as Executive Vice President and Chief Financial Officer of Teleflex Incorporated, a medical device company, from March 2007 until January 2010 and he held various senior corporate development positions there from 1997 to 2007. Prior thereto he held various positions at Package Machinery Company and KPMG LLP. Mr. Gordon holds a B.S. in Accounting from the University of Connecticut. We believe that Mr. Gordon is qualified to serve on our board of directors because of his extensive accounting experience and leadership experience in healthcare companies.

Roger Holstein has served as a member of our board of directors since November 2020. He has been a Managing Director at Vestar Capital Partners, a private equity firm, since 2006. He currently serves on the boards of Quest Analytics, and Nox Health. From 1997 to 2005, Mr. Holstein served as Chief Executive Officer, President or Director of WebMD Health Corp., or WebMD, and helped establish it as the leading source of healthcare information for consumers and professionals. From 1991 to 1996, Mr. Holstein was a member of the Office of the President at Medco, where he helped create the business of prescription benefit management. Prior to that, Mr. Holstein held executive positions at MCI, Warner Amex Cable and Grey Advertising. He began his career in marketing with the Spirits of St. Louis basketball team in the American Basketball Association. Mr. Holstein holds a B.A. with distinction, from Swarthmore College. We believe that Mr. Holstein is qualified to serve on our board of directors because of his extensive leadership and healthcare experience.

Jeff Park has served as a member of our board of directors since October 2019. Since November 2023, Mr. Park has served as the President of Waltz Health, a digital health business that helps patients and payers save costs on prescription drugs. Mr. Park served from April 2019 until April 2022 as the Chairman and Chief Executive Officer of WellDyneRx, an independent pharmacy benefits manager. He has served as a member of the board of directors for P3 Health Partners since December 2021. From January 2018 until May 2018, he was the Interim Chief Executive Officer of Diplomat Pharmacy, Inc., or Diplomat, a provider of specialty pharmacy services. Additionally, from June 2017 to February 2019, he served on the board of directors of Diplomat. Prior to that, from July 2015 until July 2016, he was the Chief Operating Officer of OptumRX, the entity resulting from the merger of Catamaran Corporation, or Catamaran, and OptumRX, UnitedHealthcare Group’s free-standing pharmacy care services business. Before the merger, from March 2014 until July 2015, he was Catamaran’s Executive Vice President, Operations, and previously served as Catamaran’s Chief Financial Officer, beginning in 2006. Mr. Park served as a member of the board of directors for Ray Graham Assoc. Illinois Disability not for profit from January 2010 to June 2016. Mr. Park holds a B.S. in Accounting from Brock

University. We believe that Mr. Park is qualified to serve on our board of directors because of his extensive leadership experience in the pharmaceutical industry.

Norman Payson, M.D. has served on our board of directors since December 2016. Dr. Payson was co-founder of Healthsource and its Chief Executive Officer from 1985 to 1997, Chief Executive Officer of Oxford Health Plans from 1998 to 2002, Chairman of Concentra from 2005 to 2008 and Chief Executive Officer of Apria Healthcare Group Inc. from 2008 to 2012. Since 1997, Dr. Payson has served as President and a director of NCP, Inc., his family office, through which he engages in consulting and personal investment activities. Additionally, Dr. Payson served as a strategic advisor for Evolent Health, Inc., or Evolent, from March 2014 through December 2020 and previously served on its board of directors from December 2013 to June 2019. Dr. Payson is currently serving on the board of directors of various private and not-for-profit companies including Access Clinical Partners, Smile Brands, HPM National Advisory Board at the Mailman School of Public Health at Columbia, USC Schaeffer Center Advisory Board and Executive Services Corporation of Southern California. Dr. Payson is also on the board of Elia Philanthropies (formerly Kiva Foundation), a private charitable foundation organized by Dr. Payson and his wife in June 1998. Until June 2020, Dr. Payson served on the board for City of Hope, where he now serves as director emeritus. He continues to serve on the boards of AccessHope and Beckman Research Institute which are subsidiaries of City of Hope. Until June 2019, Dr. Payson served as a director at Geisel School of Medicine at Dartmouth, where he now serves as director emeritus. From October 2016 to November 2023, Dr. Payson was a board member of Smile Brands. From June 2021 to July 2022 Dr. Payson was Chairman of Implantable Provider Group. From May 2017 to August 2019 Dr. Payson was a board member of Healthcare Outcomes Performance Company ("HOPCo") a subsidiary of The Center for Orthopaedic and Research Excellence, Inc. Dr. Payson holds a B.S. in Earth and Planetary Sciences from the Massachusetts Institute of Technology and received his M.D. from Dartmouth Medical School. Dr. Payson is a California licensed physician. We believe that Dr. Payson is qualified to serve on our board of directors because of his 40-year career as chief executive officer or chairman of multiple healthcare organizations, including publicly traded companies.

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
Holders of Record
As of January 31, 2024, there were approximately 51 stockholders of record of our common stock. Because many of our shares of common stock are held in “street name” by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
In the fourth quarter of 2023, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.
The following table provides a summary of shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans in the three months ended December 31, 2023:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program

October 1, 2023 through October 31, 2023	36,223	33.18	—	$—
November 1, 2023 through November 30, 2023	121,827	32.49	—	—
December 1, 2023 through December 31, 2023	13,725	35.62	—	—
Total shares repurchased	171,775	32.89	—	—

(1) Represents shares withheld on net settlements of restricted stock units that vested under our equity incentive plans.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Progyny, Inc. under the Securities Act or the Exchange Act.

The graph set forth below compares cumulative total return on our common stock with the cumulative total return of the (i) S&P Health Care (Sector) and (ii) the Nasdaq Composite Index resulting from an initial investment of $100 in each and, assuming the reinvestment of any dividends, based on closing prices. Measurement points are from October 24, 2019 (the date our common stock began trading on Nasdaq) through December 31, 2023.

$500.00
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
10/24/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
Progyny
S&P 500 Health Care
NASDAQ Composite

	Cumulative Total Returns since Initial Public Offering
Company/Index	10/24/2019	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Progyny, Inc.	$100.00	$211.15	$326.08	$394.54	$239.62	$286.00
S&P 500 Health Care	$100.00	$111.78	$124.56	$155.27	$149.16	$149.62
NASDAQ Composite	$100.00	$109.61	$157.45	$192.30	$127.86	$183.38
Use of Proceeds
On October 29, 2019, in connection with our initial public offering (IPO), we issued and sold 6,700,000 shares of our common stock and certain of our selling stockholders offered and sold 4,800,000 shares of our common stock at a price to the public of $13.00 per share resulting in net proceeds to us of $77.6 million, after deducting the underwriting discount of $5.9 million and offering expenses of $3.6 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-233965), which was declared effective by the SEC on October 24, 2019. The net proceeds of $77.6 million from our IPO have been invested in investment grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, filed with the SEC on October 25, 2019 pursuant to Rule 424(b) relating to our Registration Statement.

ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. A discussion of the fiscal year ended December 31, 2022 compared to the year ended December 31, 2021 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023 (File No. 001-39100) under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Years Ended December 31, 2022 and 2021.”
Overview
We believe in a world where everyone can realize dreams of family and ideal health. Our mission is to empower healthier, supported journeys through transformative fertility, family building and women's health benefits. Through our differentiated approach to benefits plan design, patient education and support and active network management, our clients’ employees are able to pursue the most effective treatment across life's milestones from the best physicians and achieve optimal outcomes.
Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our current base of clients to over 450 with at least 1,000 covered lives. We currently have contracts to provide coverage to approximately 6.4 million employees and their partners (known in our industry as covered lives), whom we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since inception, and our member satisfaction over that same time period is evidenced by our industry-leading Net Promoter Score, or NPS, of +80 for our fertility benefits solution and +80 for our integrated pharmacy benefits solution, Progyny Rx as of December 31, 2023. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.
Fertility Benefits Solution. Our fertility benefits solution includes providing members with access to effective and cost-efficient fertility treatments through our Smart Cycle plan design. Smart Cycles are proprietary treatment bundles designed by us to include those medical services available to our members through our selective network of high-quality fertility specialists. Medical services under our Smart Cycles include everything needed for a comprehensive fertility treatment cycle, including all necessary diagnostic testing and access to the latest technology (such as, in the case of in vitro fertilization, or IVF, preimplantation genetic testing). We currently offer 20 different Smart Cycle treatment bundles, which may be used in various combinations depending on the member’s need. Each Smart Cycle treatment bundle has a separate unit value (i.e., some have fractional values and some have whole values). Our clients contract to purchase a cumulative Smart Cycle unit value per eligible member. These can range from one to an unlimited unit value. Members, in consultation with their Patient Care Advocates, or PCAs, can choose their preferred provider clinics within our network and utilize the specific Smart Cycle treatment bundles necessary for the treatment pathway they determine throughout their fertility journey.
In addition, we provide care management services as part of our fertility benefits solution, which include active management of our selective network of high-quality fertility specialists, real-time member eligibility and treatment authorization, member-facing digital solutions, detailed quarterly reporting for our clients supported by our dedicated client success teams and end-to-end comprehensive concierge member support provided by our in-house staff of PCAs. Clients can also add adoption and surrogacy reimbursement programs as part of this solution.
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
Our Clients. We currently serve over 450 employers with at least 1,000 covered lives in the United States across more than 40 industries. Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 600,000 employees, represent approximately 6.4 million covered lives under contract.
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
•Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% of our total revenue for the years ended December 31, 2023 and 2022, respectively.
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
Member and Client Base. Our addressable market is primarily large self-insured employers, as well as labor populations under the Labor Management Relations Act of 1947 (also known as the Taft-Hartley Act) and federal government populations. There are approximately 8,000 employers in the United States who have a minimum of 1,000 employees, who together with Taft-Hartley labor populations and federal government populations, represents approximately 106 million potential covered lives in total. Our current member base of approximately 6.4 million covered lives under contract represents a mid-single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of December 31, 2023 and 2022, we served 392 and 288 clients, respectively, representing 5,418,000 and 4,585,000 members, respectively.

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

	As of December 31,
	2023		2022
Client Tier (Members)	Clients	Members	Clients	Members
Up to 2,500	112	217,000	76	145,000
2,501 - 10,000	180	934,000	130	678,000
10,001 - 50,000	79	1,588,000	64	1,275,000
Greater than 50,000	21	2,679,000	18	2,487,000
Total	392	5,418,000	288	4,585,000
Benefits Utilization. A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to 5.4 million members as of December 31, 2023.
The following table highlights the number of ART cycles performed for Progyny members and the member utilization rates for each of the periods presented.

	Three Months Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
Assisted Reproductive Treatment (ART) Cycles(1)	15,066	12,196	58,013	42,598
Utilization - All Members(2)	0.54%	0.51%	1.33%	1.23%
Utilization - Female Only(2)	0.48%	0.46%	1.09%	1.03%
Average Members	5,442,000	4,559,000	5,383,000	4,349,000

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
Impact of COVID-19 on our Business
The COVID-19 pandemic significantly impacted various markets around the world, including the United States. Restrictions related to COVID-19, including variants, and our responses to them significantly impacted and may continue to impact how our members use our services, access our providers, and how our employees work and provide services to our clients and members, resulting in an impact on our revenue. COVID-19, including variants, and related restrictions had a negative impact on our revenue growth in the past, including for the twelve months ended December 31, 2022. To the extent that the markets we serve experience increased cases of COVID-19, including variants, state or local governments may reinstitute measures to control its spread, which could again negatively impact our members’ access to care, which could in turn impact our business. We will continue to evaluate the nature and extent of these potential impacts to our business, results of operations and liquidity.
For additional information on the various risks posed by the COVID-19 pandemic, please refer to Part I, Item 1A. “Risk Factors” included in this Annual Report on Form 10-K.

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
Pharmacy Benefits Solution Revenue
Pharmacy benefits solution revenue primarily represents utilization of Progyny Rx. For clients who contract for the fertility benefits solution, we offer an add-on, separate, fully integrated pharmacy benefits solution designed by us. Progyny Rx provides our members with access to our formulary plan design, simplified authorization, prescription fulfillment and timely delivery of the medications used during treatment through our network of specialty pharmacies, as well as provides our members with medication administration training and other pharmacy support services. Prescription drugs are dispensed by our contracted mail order specialty pharmacies. Revenue related to the dispensing of prescription drugs by the specialty pharmacies in our network includes the prescription fees negotiated with our clients, including the portion that we collect directly from members (deductibles, co-insurance and co-payments). The contractual fees agreed to with our clients are inclusive of the cost of the prescription drug from our specialty providers, less any applicable discounts (or rebates), as well as the related clinical and care management services. Revenue from these arrangements is recognized when the drugs are dispensed. This solution was introduced in the marketplace in the third quarter of 2017 and went live with a select number of clients on January 1, 2018.
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
General and Administrative Expense
General and administrative expense consists primarily of employee related costs, including salaries, bonuses, benefits, stock-based compensation expense, other related costs, and an allocation of our general overhead, depreciation and amortization for those employees associated with general and administrative services such as executive, legal, human resources, information technology, accounting, and finance. These expenses also include third-party consulting services and facilities costs. We anticipate that we will incur additional general and administrative expenses on an ongoing basis to support the growth of our business.
Other Income, net
Other income, net primarily includes interest income and expense, as well as investment income and losses.
Provision (Benefit) for Income Taxes
We are subject to income taxes in the United States. Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. We believe there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets are realizable.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Year Ended December 31,
	2023	2022

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,088,598	$786,913
Cost of services(1)	849,799	619,588
Gross profit	238,799	167,325
Operating expenses:
Sales and marketing(1)	59,488	45,657
General and administrative(1)	117,127	98,327
Total operating expenses	176,615	143,984
Income from operations	62,184	23,341
Other income, net	8,507	1,100
Income before income taxes	70,691	24,441
Provision (benefit) for income taxes	8,654	(5,917)
Net income	$62,037	$30,358
Adjusted EBITDA(2)	$187,076	$125,690

(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022
Cost of services	$34,490	$25,918
Sales and marketing	27,015	21,135
General and administrative	61,106	53,695
Total stock‑based compensation expense	$122,611	$100,748
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

	Year Ended December 31,
	2023	2022
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100.0%	100.0%
Cost of services	78.1%	78.7%
Gross profit	21.9%	21.3%
Operating expenses:
Sales and marketing	5.5%	5.8%
General and administrative	10.8%	12.5%
Total operating expenses	16.2%	18.3%
Income from operations	5.7%	3.0%
Other income, net	0.8%	0.1%
Income before income taxes	6.5%	3.1%
Provision (benefit) for income taxes	0.8%	(0.8)%
Net income	5.7%	3.9%
Adjusted EBITDA	17.2%	16.0%

Note: percentages shown in the table may not foot due to rounding.
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

We calculate Adjusted EBITDA as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, other income, net, interest income, net, and provision (benefit) for income taxes. The following table presents a reconciliation of Adjusted EBITDA to net income for each of the periods indicated:

	Year Ended December 31,
	2023	2022

	(in thousands)
Net income	$62,037	$30,358
Add:
Depreciation and amortization	2,281	1,601
Stock‑based compensation expense	122,611	100,748
Other income, net	(5,203)	(286)
Interest income, net	(3,304)	(814)
Provision (benefit) for income taxes	8,654	(5,917)
Adjusted EBITDA	$187,076	$125,690
Comparison of Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,
	2023	2022	% Change

	(dollars in thousands)
Revenue	$1,088,598	$786,913	38%
Revenue increased by $301.7 million, or 38%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase is primarily due to a $166.2 million, or 33% increase, in revenue from our fertility benefits solution and a $135.5 million or 49% increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution was primarily due to the increase in the number of clients and covered lives. The increase in revenue from our pharmacy benefits solution was also driven by the number of clients and covered lives that added the Progyny Rx benefit. Progyny Rx went live with only a select number of clients on January 1, 2018 and has continued to add both new and existing fertility benefit solution clients since its initial launch. Our revenue for the year ended December 31, 2022 was negatively impacted by COVID-19.
Cost of Services

	Year Ended December 31,
	2023	2022	% Change

	(dollars in thousands)
Cost of services	$849,799	$619,588	37%
Cost of services increased by $230.2 million, or 37%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered. This increase in cost of services was also attributable to an increase in personnel-related costs primarily due to incremental headcount as well as an $8.6 million increase in stock-based compensation expense.

Gross Profit and Gross Margin

	Year Ended December 31,
	2023	2022	% Change

	(dollars in thousands)
Gross profit	$238,799	$167,325	43%
Gross margin	21.9%	21.3%
Gross profit increased by $71.5 million, or 43%, for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Gross margin increased 60 basis points for the year ended December 31, 2023 compared to year ended December 31, 2022, primarily due to ongoing efficiencies realized in the delivery of our care management services, partially offset by the impact of planned cost containment efforts that were shared with our clients.
Operating Expenses
Sales and Marketing Expense

	Year Ended December 31,
	2023	2022	% Change

	(dollars in thousands)
Sales and marketing	$59,488	$45,657	30%
Sales and marketing expense increased by $13.8 million, or 30%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to an $11.3 million increase in personnel-related costs attributable to an increase in stock-based compensation expense of $5.9 million, incremental headcount and an increase in sales commissions, as well as a $2.5 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Year Ended December 31,
	2023	2022	% Change

	(dollars in thousands)
General and administrative	$117,127	$98,327	19%
General and administrative expense increased by $18.8 million, or 19%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to a $9.7 million increase in personnel-related costs including an increase in stock-based compensation expense of $7.4 million, a $6.1 million increase in bad debt expense driven by our revenue growth, as well as a $3.0 million increase in other related general and administrative expenses.
Other Income, Net

	Year Ended December 31,
	2023	2022	% Change

	(dollars in thousands)
Other income, net	$8,507	$1,100	673%
Other income, net increased by $7.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to increases in investment and interest income.

Provision (Benefit) for Income Taxes

	Year Ended December 31,
	2023	2022	% Change

	(dollars in thousands)
Provision (benefit) for income taxes	$8,654	$(5,917)	(246)%
For the year ended December 31, 2023, we recorded a provision for income taxes of $8.7 million, as compared to a benefit for income taxes of $5.9 million for the year ended December 31, 2022, primarily due to higher operating profit as well as a decrease in tax benefits for equity compensation, including discrete tax benefits, in the current year period.
Liquidity and Capital Resources
As of December 31, 2023, we had $97.3 million of cash and cash equivalents and $273.8 million of marketable securities. Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities, including our initial public offering. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.
We believe that our existing cash and cash equivalents, including the proceeds from our marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We also expect these sources of existing cash and cash equivalents will be sufficient to fund our long-term contractual obligations and capital needs. However, this is subject, to a certain extent, to general economic, financial, competitive, regulatory, and other factors that are beyond our control. Moreover, our future capital requirements will depend on many factors, including sales of our solutions and client renewals, the timing and the amount of cash received from clients, the expansion of our sales and marketing activities and the continuing market adoption of our solutions.
Other than the prior impact on our revenue growth and the related cash flows resulting from the various restrictions on activities due to the COVID-19 pandemic, as of December 31, 2023, our sources and uses of cash were not otherwise significantly impacted by the COVID-19 pandemic and, to date, based on the information currently available to us, we have not identified and do not expect any material liquidity deficiencies as a result of the COVID-19 pandemic. For additional information on the various risks posed by the COVID-19 pandemic, please refer to Part I, Item 1A. "Risk Factors" included in this Annual Report on Form 10-K.
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

The following table summarizes our cash flows from operations for the periods presented:

	Year Ended December 31,
	2023	2022

	(in thousands)
Cash provided by operating activities	$188,814	$80,395
Cash used in investing activities	(200,525)	(43,866)
Cash used in financing activities	(11,072)	(7,864)
Effect of exchange rate changes on cash and cash equivalents	1	—
Net (decrease) increase in cash and cash equivalents	$(22,782)	$28,665
Operating Activities
Net cash provided by operating activities was $188.8 million for the year ended December 31, 2023, primarily consisting of net income of $62.0 million adjusted for certain non-cash items, which included $122.6 million of stock-based compensation expense, $19.9 million of bad debt expense, $3.7 million of deferred tax expense, and $2.3 million of depreciation and amortization. Changes in operating assets and liabilities resulted in cash used in operating activities from an increase in prepaid expenses and other current assets of $22.9 million and accounts receivable of $21.7 million, partially offset by cash provided by operating activities from increases in accounts payable of $16.2 million, accrued expenses and other current liabilities of $10.4 million and other noncurrent assets and liabilities of $0.6 million. These changes are a result of the impact of revenue growth and our operating results as well as new agreements with our pharmacy program partners, which include more favorable payment receipt terms and resulted in an additional receipt in the year ended December 31, 2023, and the timing of cash collections and payments to third parties, including a $20.0 million prepayment on the dispensing of certain medications from one of our pharmacy program partners in the year ended December 31, 2023.
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
Investing Activities
Net cash used in investing activities was $200.5 million and $43.9 million for the years ended December 31, 2023 and 2022, respectively, which primarily consisted of net investments in marketable securities of $196.9 million and $40.6 million, respectively. The remainder of the activity for the years ended December 31, 2023 and 2022 consisted of purchases of computers, software, including capitalized software development costs, and leasehold improvements.
Financing Activities
Net cash used in financing activities was $11.1 million for the year ended December 31, 2023, consisting of payments of $17.2 million for employee taxes related to equity awards, partially offset by $4.9 million in proceeds from stock option exercises and $1.3 million in proceeds from contributions to our employee stock purchase plan.
Net cash used in financing activities was $7.9 million for the year ended December 31, 2022, consisting of payments of $12.1 million for employee taxes related to equity awards, partially offset by $3.1 million in proceeds from stock option exercises and $1.2 million in proceeds from contributions to our employee stock purchase plan.
Share Repurchase Program
In February 2024, our Board of Directors authorized a share repurchase program of up to $100 million in shares of common stock. Repurchases may be made in the form of open market repurchases, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, depending on stock price, market conditions and other factors, as determined by management. There can be no assurance as to the number of shares to be repurchased by us, if any.
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
Accrued Receivable and Accrued Claims Payable
Fertility benefits solution revenue is recognized based on the negotiated price with our clients and includes the portion to be paid directly by the member. Revenue is recognized when Smart Cycle services are completed for a member, which includes estimates of accrued receivables. We estimate accrued receivables based on historical experience for those fertility benefit services provided but for which a claim has not been received from the provider clinic, which includes assumptions regarding the lag between the authorization date and service date as well as estimates for changes and cancellations of services. We include accrued receivables within accounts receivable on our consolidated balance sheet. As of December 31, 2023 and 2022, accrued receivables were $45.8 million and $54.6 million, respectively.
At the same time, we estimate cost of services and accrued claims payables based on the amount to be paid to the provider clinic and expected gross margin on fertility benefit services. Accrued claims payable of $30.3 million and $31.1 million as of December 31, 2023 and 2022, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet.
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
The Black-Scholes option-pricing model requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the lack of historical and implied volatility data of our common stock, the expected stock price volatility is estimated based on the historical volatilities of the daily closing prices of a specified group of companies in our industry for a period equal to the expected term of the option. We selected companies with comparable characteristics to our Company, including enterprise value, risk profiles and position within the industry, that have historical stock price information sufficient to meet the expected term of the stock option. The expected term of the award represents the period of time that options granted are expected to be outstanding and is calculated utilizing the simplified method, which is the mid-point between the vesting date and end of the contractual term for each option. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities for the period that is consistent with the expected term of the stock option. The dividend yield is assumed to be none as we have not paid dividends, nor do we anticipate paying dividends. The weighted-average estimated fair value of stock option awards granted in the year ended December 31, 2023 was $19.10. Changes in these inputs could result in a significant change in the fair value of stock options.
The following assumptions were used to calculate the fair value of stock options granted to employees:

Year Ended December 31,
	2023	2022
Expected volatility	52.0% - 54.0%	49.3% - 53.3%
Expected term (years)	5.50 - 6.11	4.61 - 6.11
Risk‑free interest rate	3.5% - 4.8%	1.4% - 4.4%
Expected dividend yield	—	—
Our outstanding stock-based awards as of December 31, 2023 are subject to service-based or performance-based vesting. We recognize compensation expense for service-based awards over the vesting period of the award on a straight-line basis. Compensation expense related to awards with performance-based vesting conditions is recognized over the requisite service period when achievement of the performance condition is considered probable. Forfeitures and cancellations of awards are recognized as they occur. For the years ended December 31, 2023 and 2022, stock-based compensation expense was $122.6 million and $100.7 million, respectively. As of December 31, 2023, we had $165.1 million and $91.0 million of unrecognized compensation costs related to unvested options and restricted stock units, respectively, which are expected to be expensed and vest over a weighted-average remaining period of approximately 2.5 years and 2.6 years, respectively.
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
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made. We believe there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets were realizable as of December 31, 2023.
The amount of deferred tax provided is calculated using tax rates enacted at the balance sheet date. The impact of tax law changes is recognized in periods when the change is enacted.

As of December 31, 2023 and 2022, we had $73.1 million and $77.9 million of net deferred tax assets, respectively. There was a valuation allowance of $0.5 million and $0.3 million as of December 31, 2023 and 2022, respectively.
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
At December 31, 2023, we had cash and cash equivalents of $97.3 million and marketable securities of $273.8 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Progyny, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Progyny, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024 expressed an unqualified opinion thereon.
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

Accrued Receivables and Accrued Claims Payable

Description of the Matter

As of December 31, 2023, accrued receivables and accrued claims payable were $45.8 million and $30.3 million, respectively. As discussed in Note 2 to the consolidated financial statements, the Company estimates accrued receivables for those fertility benefit services provided but for which a claim has not been received from the provider clinic based on historical claims experience. The estimated cost of the related services and accrued claims payable are determined based upon the amount to be paid to the provider clinic and expected gross margin on each related fertility benefit service estimated to have been provided.

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
New York, NY
February 29, 2024

PROGYNY, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$97,296	$120,078
Marketable securities	273,791	69,222
Accounts receivable, net of $46,636 and $28,328 of allowances at December 31, 2023 and 2022, respectively	241,869	240,067
Prepaid expenses and other current assets	27,451	4,489
Total current assets	640,407	433,856
Property and equipment, net	10,213	8,371
Operating lease right-of-use assets	17,605	6,903
Goodwill	11,880	11,880
Intangible assets, net	—	99
Deferred tax assets	73,120	77,889
Other noncurrent assets	3,395	3,988
Total assets	$756,620	$542,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125,426	$109,287
Accrued expenses and other current liabilities	60,524	50,249
Total current liabilities	185,950	159,536
Operating lease noncurrent liabilities	17,241	6,482
Total liabilities	203,191	166,018
Commitments and Contingencies (Note 14)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2023 and 2022, respectively; 96,348,522 and 93,301,156 shares issued and outstanding at December 31, 2023 and 2022, respectively	9	9
Additional paid-in capital	461,639	349,533
Treasury stock, at cost, $0.0001 par value; 615,980 shares outstanding at December 31, 2023 and 2022, respectively	(1,009)	(1,009)
Accumulated earnings	89,971	27,934
Accumulated other comprehensive income	2,819	501
Total stockholders’ equity	553,429	376,968
Total liabilities and stockholders’ equity	$756,620	$542,986
The accompanying notes are an integral part of these consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$1,088,598	$786,913	$500,621
Cost of services	849,799	619,588	388,486
Gross profit	238,799	167,325	112,135
Operating expenses:
Sales and marketing	59,488	45,657	20,179
General and administrative	117,127	98,327	59,616
Total operating expenses	176,615	143,984	79,795
Income from operations	62,184	23,341	32,340
Other income, net:
Other income (expense), net	5,203	286	(366)
Interest income, net	3,304	814	461
Total other income, net	8,507	1,100	95
Income before income taxes	70,691	24,441	32,435
Provision (benefit) for income taxes	8,654	(5,917)	(33,334)
Net income	$62,037	$30,358	$65,769
Net income per share:
Basic	$0.65	$0.33	$0.74
Diluted	$0.62	$0.30	$0.66
Weighted-average shares used in computing net income per share:
Basic	95,021,175	92,195,068	89,105,562
Diluted	100,672,399	99,957,173	100,358,047
The accompanying notes are an integral part of these consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$62,037	$30,358	$65,769
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	2,333	594	(94)
Foreign currency translation loss	(15)	—	—
Total other comprehensive income (loss), net of tax	2,318	594	(94)
Total comprehensive income	$64,355	$30,952	$65,675
The accompanying notes are an integral part of these consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share and per share amounts)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2020	87,054,329	$9	$(1,009)	$236,139	$(68,193)	$1	$166,947
Issuance of employee equity awards, net of shares withheld	3,209,461	0	—	(14,589)	—	—	(14,589)
Stock-based compensation	—	—	—	33,789	—	—	33,789
Warrant exercise	824,991	0	—	0	—	—	0
Other comprehensive loss, net of tax	—	—	—	—	—	(94)	(94)
Net income	—	—	—	—	65,769	—	65,769
Balance at December 31, 2021	91,088,781	$9	$(1,009)	$255,339	$(2,424)	$(93)	$251,822
Issuance of employee equity awards, net of shares withheld	2,212,375	0	—	(7,327)	—	—	(7,327)
Stock-based compensation	—	—	—	101,521	—	—	101,521
Other comprehensive income, net of tax	—	—	—	—	—	594	594
Net income	—	—	—	—	30,358	—	30,358
Balance at December 31, 2022	93,301,156	$9	$(1,009)	$349,533	$27,934	$501	$376,968
Issuance of employee equity awards, net of shares withheld	2,799,694	0	—	(11,102)	—	—	(11,102)
Stock-based compensation	—	—	—	123,208	—	—	123,208
Warrant exercise	247,672	0	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	2,318	2,318
Net income	—	—	—	—	62,037	—	62,037
Balance at December 31, 2023	96,348,522	$9	$(1,009)	$461,639	$89,971	$2,819	$553,429
The accompanying notes are an integral part of these consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$62,037	$30,358	$65,769
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	3,745	(6,615)	(33,303)
Non-cash interest income	(34)	—	38
Depreciation and amortization	2,281	1,601	1,301
Stock-based compensation expense	122,611	100,748	33,706
Bad debt expense	19,934	13,794	9,783
Realized gain on sale of marketable securities	(4,328)	—	—
Foreign currency exchange rate loss	(8)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(21,738)	(119,304)	(68,676)
Prepaid expenses and other current assets	(22,930)	57	675
Accounts payable	16,235	47,689	17,840
Accrued expenses and other current liabilities	10,361	13,147	2,184
Other noncurrent assets and liabilities	648	(1,080)	(3,280)
Net cash provided by operating activities	188,814	80,395	26,037

INVESTING ACTIVITIES
Purchase of property and equipment, net	(3,644)	(3,241)	(2,129)
Purchase of marketable securities	(429,694)	(163,334)	(111,477)
Sale of marketable securities	232,813	122,709	122,372
Net cash (used in) provided by investing activities	(200,525)	(43,866)	8,766

FINANCING ACTIVITIES
Proceeds from exercise of stock options	4,850	3,073	2,924
Payment of employee taxes related to equity awards	(17,200)	(12,089)	(17,966)
Proceeds from contributions to employee stock purchase plan	1,278	1,152	1,347
Net cash used in financing activities	(11,072)	(7,864)	(13,695)
Effect of exchange rate changes on cash and cash equivalents	1	—	—
Net (decrease) increase in cash and cash equivalents	(22,782)	28,665	21,108
Cash and cash equivalents, beginning of year	120,078	91,413	70,305
Cash and cash equivalents, end of year	$97,296	$120,078	$91,413

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$6,181	$133	$97
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$421	$636	$204
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
Progyny is a provider of a fertility benefits solution and pharmacy benefits solution and operates and manages in one operating segment. The fertility benefits solution consists of a significant service that integrates: (1) the treatment services (“Smart Cycles”) that the Company has designed, (2) access to the Progyny network of high-quality fertility specialists that perform the Smart Cycle treatments and (3) active management of the selective network of high-quality provider clinics, real-time member eligibility and treatment authorization, member-facing digital tools and detailed quarterly reporting supported by the Company’s dedicated client success teams, and end-to-end comprehensive concierge member support provided by Progyny’s in-house staff of Patient Care Advocates (“PCAs”) (collectively, the “care management services”).
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
Additionally, the coronavirus (“COVID-19”) pandemic continues to evolve and due to uncertainty of the pandemic, including variants, the Company's customers and members, provider network, specialty pharmacy partners, employees, suppliers, vendors, and other business partners may continue to be impacted in future periods. A resurgence of COVID-19 could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company will continue to assess these potential impacts to its business and will make adjustments to its operations as necessary.
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company operates and manages in one operating segment, providing fertility and pharmacy benefits solutions. The Company defines its CODM as its Chief Executive Officer. All long-lived assets are located in the United States and substantially all revenue is attributed to the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
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
The Company does not disclose the transaction price allocated to remaining performance obligations because all of the transaction price is variable and is allocated to the distinct periods to which the services relate, as discussed above. The remaining contract term is typically less than one year, due to the client’s contractual termination options. There were no material contract asset or contract liability balances as of December 31, 2023 and 2022.
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
As of December 31, 2023 and 2022, accrued receivables were $45.8 million and $54.6 million, respectively. Accrued receivables are included within accounts receivable in the consolidated balance sheet.
Accrued claims payable of $30.3 million and $31.1 million as of December 31, 2023 and 2022, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms.
As of December 31, 2023 and December 31, 2022, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $45.1 million and $42.9 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the consolidated balance sheet.
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

	Years Ended December 31, 2023, 2022 and 2021
December 31, 2023	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$28,328	$19,934	$(1,626)	$46,636

December 31, 2022
Allowance for doubtful accounts	$17,379	$13,794	$(2,845)	$28,328

December 31, 2021
Allowance for doubtful accounts	$9,502	$9,783	$(1,906)	$17,379

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
Vendor Rebates
The Company receives a rebate on formulations purchased and dispensed by the Company’s specialty pharmacies. The Company’s contractual arrangements with pharmacy program partners provide for the Company to receive a discount (or rebate) from established list prices paid subsequent to dispensing when products are purchased indirectly from a pharmacy program partner (such as through a specialty pharmacy). These rebates are recognized as a reduction of cost of services when prescriptions are dispensed and are generally estimated and billed to manufacturers within 20 days after the end of each month. The effect of adjustments resulting from the reconciliation of rebates recognized to the amounts billed and collected has not been material to the Company’s results of operations.
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
Substantially all of the Company’s cash is maintained with two financial institutions with high credit standings. From time to time, such deposits may exceed federally insured limits.
The Company regularly reviews the outstanding accounts receivable balances and makes estimates of the lifetime expected credit losses based upon consideration of factors such as the age of the receivable balance, historical experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions. In addition, the Company periodically evaluates the financial condition of its clients and other parties to manage credit risk related to accounts receivable. As of December 31, 2023 and 2022, one vendor accounted for 22% and 30%, respectively, of total receivables.
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
The Company tests for goodwill impairment for each reporting unit, which is at the operating segment or one level below the operating segment. This analysis requires us to make a series of assumptions to (1) evaluate whether any impairment exists and (2) measure the amount of impairment. There was no impairment of goodwill or intangible assets for the years ended December 31, 2023, 2022, and 2021.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. In such instances, the recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, an impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the asset or asset group. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairments recorded for the years ended December 31, 2023, 2022 and 2021.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued expenses and other current liabilities, and operating lease noncurrent liabilities on the consolidated balance sheets. The Company elects to account for each separate lease and non-lease component as a single lease component. As of December 31, 2023 and 2022, the Company has no financing lease arrangements.
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
The fair value of the Company’s stock options and stock purchased under the employee stock purchase plan has been determined using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. Due to the lack of historical and implied volatility data of the Company’s common stock, the expected stock price volatility has been estimated based on the historical volatilities of the daily closing prices of a specified group of companies in Progyny’s industry for a period equal to the expected term of the option. Progyny selected companies with comparable characteristics to the Company, including enterprise value, risk profiles and position within the industry, that have historical stock price information sufficient to meet the expected term of the stock options. The expected term of the options granted represents the period of time that options granted are expected to be outstanding and is calculated using the simplified method, which is the mid-point between the vesting date and the end of the contractual term for each option. For non-employee service-based awards, the expected term is estimated based on the remaining contractual term of such awards. The risk-free interest rate is based on the yield of zero-coupon, U.S. Treasury securities for the period that is consistent with the expected term of the stock option. The Company has not paid, and does not anticipate paying, cash dividends on its shares of common stock; therefore, the expected dividend yield is zero.
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
The Company’s policy is to recognize interest and penalty expenses associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations and comprehensive income. As of December 31, 2023, 2022 and 2021, the Company had no significant accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations.

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
Diluted net income per share is computed by dividing the diluted net income by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares assuming dilutive effect of outstanding common stock options, restricted stock units, shares issuable under the employee stock purchase program and common stock warrants using the treasury stock method. In periods when the Company has incurred a net loss, diluted net loss per share is the same as basic net loss per share because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
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
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation- Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815- 40), which provides guidance on modifications or exchanges of a freestanding equity-classified written call options that are not within the scope of another Topic, such as warrants. The Company adopted this standard as of January 1, 2022 on a prospective basis to modifications or exchanges occurring on or after this date. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Accounting Pronouncements Issued but Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard is intended to provide a better understanding of an entity's overall performance and business activities through improved disclosure about an entity's reportable segments, including more detailed information about reportable segment expenses. The new standard will be effective for the Company for the fiscal year beginning January 1, 2024. While the new standard does require additional footnote disclosure, the Company currently does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. The new standard will be effective for the Company for the fiscal year beginning January 1, 2025. While the new standard does require further disaggregation of the income tax footnote, the Company currently does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.
3. Revenue
Disaggregated revenue
The following table disaggregates revenue by service (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue
Fertility benefit services revenue	$676,295	$510,145	$355,616
Pharmacy benefit services revenue	412,303	276,768	145,005
Total revenue	$1,088,598	$786,913	$500,621
Concentration of Major Clients
For the year ended December 31, 2023, one client accounted for 13% of total revenue. Two clients accounted for 16% and 10%, or a combined 26%, of total revenue for the year ended December 31, 2022. For the year ended December 31, 2021, two clients accounted for 19%, and 15%, or a combined 34% of total revenue. No other clients accounted for more than 10% for the years ended December 31, 2023, 2022, and 2021.
4. Fair Value of Financial Instruments
As of December 31, 2023 and 2022, the Company had $35.2 million and $120.6 million, respectively, in financial assets held in money market accounts and $273.8 million and $69.2 million, respectively, held in marketable securities, including U.S. treasury bills. All were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets.
During the year ended December 31, 2023, the Company had $5.2 million of gross realized gains related to marketable securities and money market accounts included within earnings. There were no related gross realized losses included within earnings for this period. The gross realized gains and losses included within earnings for marketable securities and money market accounts for the year ended December 31, 2022 were $0.4 million and $0.1 million, respectively. The gross realized losses included within earnings for the year ended December 31, 2021 were $0.4 million. The gross realized gains for the year ended December 31, 2021 were not significant.
The Company reclassified $3.9 million and $0.3 million of net unrealized holding gains out of other comprehensive income and into earnings for the years ended December 31, 2023 and 2022, respectively. The amount of net unrealized holding losses reclassified out of other comprehensive loss into earnings for the year ended December 31, 2021 was $0.4 million. These amounts were reclassified into other income (expense), net line per the consolidated statement of operations.
The total gains for marketable securities and money market accounts with net gains in other comprehensive income as of December 31, 2023 and December 31, 2022 was $3.9 million and $0.5 million, respectively. The total losses for the period as well as the total gains and losses for marketable securities and money market accounts in other comprehensive loss as of December 31, 2021 was not significant.
During the years ended December 31, 2023, 2022, and 2021, the Company did not maintain any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

5. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	Estimated Useful Life (in years)	December 31,
		2023	2022
Machinery and equipment	3-5	$312	$179
Computers and hardware	3	1,811	1,252
Leasehold improvements	lease term	3,733	3,394
Furniture and fixtures	7	1,488	1,296
Capitalized software	3-5	8,170	5,369
Property and equipment, gross		15,514	11,490
Less: accumulated depreciation		(5,301)	(3,119)
Total property and equipment, net		$10,213	$8,371
Depreciation expense was approximately $2.2 million, $1.1 million and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
During the years ended December 31, 2023, 2022, and 2021, the Company capitalized $0.6 million, $0.8 million, and $0.1 million respectively, in stock-based compensation expense related to the development of internal-use software.
6. Intangible Assets, Net
Intangible assets consist of the following (in thousands):

	Estimated Useful Life (in years)	December 31,
		2023	2022
Trademarks	8	$4,000	$4,000
Physician Network	6	3,500	3,500
Website	5	2,000	2,000
Intangible assets, gross		9,500	9,500
Less: accumulated amortization		(9,500)	(9,401)
Total intangible assets, net		$—	$99
Amortization expense was $0.1 million, $0.5 million, and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, there was no future amortization expense of other intangible assets remaining.
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

The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for the Company’s operating leases was $2.4 million for the year ended December 31, 2023. For the years ended December 31, 2022 and 2021 lease expense for the Company's operating leases was $1.3 million.
Cash outflows from operating activities attributable to the operating leases for the years ended December 31, 2023, 2022, and 2021 was $1.3 million.
Information related to the Company’s leases is as follows (in thousands):

	Balance Sheet Location	December 31, 2023
Operating Leases
Right-of-use assets	Operating lease right-of-use assets	$17,605
Short-term lease liabilities	Accrued expenses and other current liabilities	$2,149
Long-term lease liabilities	Operating lease noncurrent liabilities	$17,241

Other information
Weighted average remaining lease term, operating lease		9.6 years
Weighted average discount rate, operating lease		4.60%
Future minimum facility lease payments as of December 31, 2023, are as follows (in thousands):

Year Ending December 31:	Operating Lease Payments as of December 31, 2023
2024	$2,250
2025	2,793
2026	2,793
2027	2,793
2028	2,793
Thereafter	10,848
Total undiscounted lease payments	$24,270
Less: imputed interest	4,880
Present value of lease liabilities	$19,390
Less: current portion of operating lease liabilities	2,149
Operating lease noncurrent liabilities	$17,241
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

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued claims payable	$30,294	$31,139
Accrued compensation	11,868	7,706
Accrued commission	3,284	2,832
Operating lease current liabilities	2,149	1,231
Professional fees	1,242	861
Other accrued expenses	10,504	5,311
Other current liabilities	1,183	1,169
Total accrued expenses and other current liabilities	$60,524	$50,249
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
The Company recorded interest expense on the SVB Line of Credit of $38,000 during the year ended December 31, 2021.
10. Stockholders’ Equity
Common Stock
The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The common stock confers upon its holders the right to receive dividends out of any assets legally available, when and as declared by the Board of Directors.
The Company had 615,980 shares of treasury stock as of December 31, 2023, 2022 and 2021.
Share Repurchase Program
In February 2024, the Company’s Board of Directors authorized a share repurchase program of up to $100 million in shares of common stock. Repurchases may be made in the form of open market repurchases, including through plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934 as amended, depending on stock price, market conditions and other factors, as determined by the Company. There can be no assurance as to the number of shares to be repurchased by us, if any.
Common Stock Warrants
In connection with the IPO on October 25, 2019, all outstanding convertible preferred warrants were converted to common stock warrants. As of December 31, 2023 and 2022, the Company had 305,595 and 565,351 common stock warrants outstanding, respectively.
For the year ended December 31, 2023, 259,756 common stock warrants were exercised for 247,672 shares of common stock at a weighted-average exercise price of $1.73. No common stock warrants were exercised during the year ended December 31, 2022. For the year ended December 31, 2021, 854,065 common stock warrants were exercised for 824,991 shares of common stock at a weighted-average exercise price of $1.73. The Company did not recognize compensation expense relating to the common stock warrants for the years ended December 31, 2023, 2022 and 2021 as they were all fully vested.
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
Under the Company’s 2017 Plan and consistent with the Company's prior 2008 Equity Incentive Plan, options and other stock awards to purchase shares of common stock may be granted to employees, directors, and consultants. Incentive stock options are granted to employees and non-statutory stock options are granted to consultants and directors at an exercise price not less than 100% of the fair value (as determined by the Board of Directors) of the Company’s common stock on the date of grant. The exercise price of options granted to stockholders who hold 10% or more of the Company’s common stock on the option grant date shall not be less than 110% of the fair value of the Company’s common stock on the date of grant for both incentive and non-qualified stock option grants. These options generally vest over four years and expire ten years from the date of grant. Stock option grants may be exercisable upon grant, and any unvested shares purchased are subject to repurchase. There were no unvested shares subject to repurchase as of December 31, 2023 and 2022.
As of December 31, 2023 and 2022, 3,573,416 and 1,241,365 shares of common stock, respectively, remained available for future grants under the 2019 Plan. Under the 2019 Plan, subject to any adjustments necessary to implement any capitalization adjustments, an annual increase to the number of shares issuable is automatically added on January 1 of each year for a period of ten years commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding year or such smaller amount as determined by the Company's Board of Directors.

Stock Options
Stock options are exercisable based on the terms and conditions outlined in the applicable award agreement. Stock options generally vest over four years and typically expire ten years from the date of grant. A summary of the Company’s stock option activity for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2022	18,808,026	$32.13	7.9	$188,241
Granted	1,953,993	35.20
Exercised	(2,444,104)	4.32
Forfeited	(914,705)	48.70
Cancelled	(174,795)	61.75
Outstanding at December 31, 2023	17,228,415	$35.24	7.4	$158,773

Exercisable at December 31, 2022	8,015,001	$15.21	6.3	$169,601

Exercisable at December 31, 2023	9,379,508	$27.82	6.3	$152,166
The total intrinsic value of options exercised was $79.7 million, $76.7 million, and $175.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The weighted-average grant date fair value of options granted was $19.10, $21.84, and $30.60 in the years ended December 31, 2023, 2022, and 2021, respectively.
The total grant date fair value of options vested was $134.1 million, $62.6 million, and $16.0 million as of December 31, 2023, 2022, and 2021, respectively.
The total unrecognized compensation cost related to unvested options was approximately $165.1 million at December 31, 2023. The weighted-average remaining recognition period is approximately 2.5 years.
Certain assumptions used in the option-pricing model for options granted to employees, directors, and non-employees are as follows:

Year Ended December 31,
	2023	2022	2021
Expected term (in years)	5.50 - 6.11	4.61 - 6.11	3.00 - 6.11
Risk-free interest rate	3.5% - 4.8%	1.4% - 4.4%	0.6% - 1.4%
Expected volatility	52.0% - 54.0%	49.3% - 53.3%	52.4% - 59.5%
Expected dividend rate	—	—	—

Restricted Stock Units
Restricted stock units are subject to service-based or performance-based vesting criteria. The restricted stock units vest based on the terms outlined in the applicable award agreement, which, for service-based awards, is generally over a period of 4 years. The Company's performance-vesting awards are based on the achievement of specified revenue targets and continued employment through the date of achievement of such targets. If the targets have not been achieved prior to the fifth anniversary of the grant, the awards will be forfeited. During the year ended December 31, 2023, the revenue targets associated with the first tranche of the performance-vesting awards were achieved, resulting in the vesting of 166,500 shares. As of December 31, 2023, the second tranche of 166,500 shares of the performance-vesting awards remained unvested.
A summary of the Company’s restricted stock unit activity, including those with performance-based vesting criteria, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2022	2,416,162	$48.74
Granted	1,306,487	$35.02
Vested	(959,772)	$47.34
Forfeited	(201,664)	$49.14
Outstanding at December 31, 2023	2,561,213	$42.19
The total intrinsic value of restricted stock units vested was $33.0 million, $22.0 million, and $11.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The weighted-average grant date fair value of restricted stock units granted was $35.02, $44.09, and $58.13 for the years ended December 31, 2023, 2022, and 2021, respectively.
The total grant date fair value of restricted stock units vested was $45.5 million, $28.5 million and $5.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The total unrecognized compensation cost related to unvested restricted stock units was approximately $91.0 million at December 31, 2023. The weighted-average remaining recognition period is approximately 2.6 years.

Employee Stock Purchase Plan
In October 2019, the Board of Directors and stockholders also adopted and approved the 2019 Employee Stock Purchase Plan (the “ESPP”). Following the IPO, the ESPP authorized the issuance of 1,700,000 shares of common stock to purchase rights granted to the Company’s employees. Subject to the ESPP, the maximum number of shares of common stock that may be issued under the Plan will not exceed 1,700,000 shares, plus the number of shares that are automatically added on January 1st of each year, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and 2,500,000 shares of common stock, or such smaller amount as determined by the Company's Board of Directors. As of December 31, 2023 and December 31, 2022, 4,194,264 and 3,306,387 shares of common stock remained available to be issued under the ESPP, respectively.

The following table summarizes the purchases that were made for each purchase period of the ESPP in the years ending December 31, 2023, 2022, and 2021 (in thousands, except for share amounts):

Purchase Period	Proceeds used for purchase	Shares purchased
August 1, 2020 to January 31, 2021	$481	21,125
February 1, 2021 to July 31, 2021	595	14,505
August 1, 2021 to January 31, 2022	683	19,838
February 1, 2022 to July 31, 2022	412	15,888
August 1, 2022 to January 31, 2023	723	27,492
February 1, 2023 to July 31, 2023	528	17,642
The next purchase period commenced on August 1, 2023 and ended on January 31, 2024.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of services	$34,490	$25,918	$8,969
Sales and marketing	27,015	21,135	5,462
General and administrative	61,106	53,695	19,275
Total stock-based compensation expense	$122,611	$100,748	$33,706

11. Net Income Per Share
A reconciliation of net income and the number of shares in the calculation of basic and diluted net income per share is as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Basic net income per common share:
Numerator:
Net income	$62,037	$30,358	$65,769

Denominator:
Weighted-average shares used in computing basic net income per share	95,021,175	92,195,068	89,105,562
Basic net income per share	$0.65	$0.33	$0.74

Diluted net income per common share:
Numerator:
Net income	$62,037	$30,358	$65,769

Denominator:
Weighted-average shares used in computing basic net income per share	95,021,175	92,195,068	89,105,562
Effect of dilutive securities:
Options to purchase common stock	4,813,004	6,981,512	10,103,473
Shares issuable under ESPP	804	3,292	1,104
Warrants to purchase common stock	458,537	539,702	799,844
Restricted stock units	378,879	237,599	348,064
Total effect of dilutive securities	5,651,224	7,762,105	11,252,485
Weighted-average shares used in computing diluted net income per share	100,672,399	99,957,173	100,358,047
Diluted net income per share	$0.62	$0.30	$0.66
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2023	2022	2021
Options to purchase common stock	11,901,773	8,019,010	1,562,029
Shares issuable under ESPP	919	—	—
Restricted stock units	1,111,634	1,733,420	186547
Total potential dilutive shares	13,014,326	9,752,430	1,748,576
12. 401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all employees and began employer contributions in 2018. The Company incurred expenses related to employer contributions of $1.4 million, $1.0 million, and $0.9 million for the years ended December 31, 2023, 2022, and 2021 respectively.

13. Income Taxes
For the year ended December 31, 2023, a tax provision of $8.7 million was recorded. A tax benefit of $5.9 million and $33.3 million was recorded for the years ended December 31, 2022, and 2021, respectively.
The provision (benefit) from income taxes is composed of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$2,311	$—	$—
State	2,598	695	(31)
Total current provision (benefit) from income taxes	4,909	695	(31)
Deferred:
Federal	4,433	(6,880)	(25,154)
State	(688)	268	(8,149)
Total deferred provision (benefit) from income taxes	3,745	(6,612)	(33,303)
Total provision (benefit) from income taxes	$8,654	$(5,917)	$(33,334)
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax provision at statutory rate	21%	21%	21%
State income taxes, net of federal benefit	2	3	(25)
Stock-based compensation	(18)	(48)	(99)
Section 162(m) compensation limitation	6	—	—
Other	1	—	—
Effective tax rate	12%	(24)%	(103)%
The Company's effective tax rate for the years ended December 31, 2023, 2022, and 2021 was 12%, (24)%, and (103)%, respectively. For the year ended December 31, 2023, the effective tax rate differs from the U.S. federal statutory rate primarily due to permanent tax adjustments, including windfalls upon the exercise of stock options and vesting of RSUs as well as the disallowance of certain compensation deductions based on Section 162(m) of the Internal Revenue Code, which limits the compensation deduction of certain highly compensated employees. For the years ended December 31, 2022, and 2021, the effective tax rate differs from the U.S. federal statutory rate primarily due to permanent tax adjustments, including windfalls upon the exercise of stock options and vesting of RSUs.

Deferred Tax Balances
The components of the Company’s net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$16,818	$41,106
Capitalized start‑up costs	3	6
Research and development credits	310	1,039
Stock-based compensation	42,257	26,996
Accruals and reserves	15,190	9,373
Operating lease liabilities	5,171	2,062
Intangibles	568	547
Total deferred tax assets	80,317	81,129
Valuation allowance	(513)	(224)
Deferred tax assets after valuation allowance	$79,804	$80,905
Deferred tax liabilities:
Property and equipment	(104)	(461)
Goodwill	(832)	(709)
Operating lease right-of-use assets	(4,695)	(1,846)
Unrealized gain on marketable securities	(1,025)	—
Capitalized research and development costs	(28)	—
Total deferred tax liabilities	(6,684)	(3,016)
Net deferred tax assets	$73,120	$77,889
Assessing the realizability of deferred tax assets requires the determination of whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax-planning strategies. The valuation allowance increased by $0.3 million during the year ended December 31, 2023. As of December 31, 2023, management believes there is sufficient positive evidence to conclude that it is more likely than not that the net deferred tax assets were realizable. During the year ended December 31, 2022, the net change in the valuation allowance was not significant.
As of December 31, 2023, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately$1.2 million and $67.6 million, respectively, which expire beginning in the year 2027. In addition to the above federal net operating losses, the Company has net operating losses of $55.5 million with an indefinite carryforward period. There are certain state net operating losses that follow the federal carryforward period and are indefinite in nature. In addition, the Company has research and development tax credits in California of approximately $0.8 million that have no expiration date. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to ownership changes that may occur, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Such annual limitation could result in the expiration of net operating losses and credits before their utilization.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2023	2022	2021
Balance at the beginning of the year	$390	$390	$390
Reductions based upon tax positions related to the current year	—	—	—
Balance at the end of the year	$390	$390	$390
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

15. Unaudited Quarterly Results of Operations Data
The following table sets forth the unaudited quarterly consolidated results of operations for each of the eight quarterly periods in the period ended December 31, 2023. The unaudited quarterly results of operations have been prepared on the same basis as the audited consolidated financial statements, and we believe they reflect all normal recurring adjustments necessary for the fair statement of the Company’s results of operations for these periods. This information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. The Company’s historical operating data may not be indicative of the Company’s future performance.

	Three Months Ended
	Mar. 31, 2022	Jun. 30, 2022	Sep. 30, 2022	Dec. 31, 2022	Mar. 31, 2023	Jun. 30, 2023	Sep. 30, 2023	Dec. 31, 2023
	(in thousands)
Revenue	$172,217	$195,004	$205,371	$214,321	$258,394	$279,373	$280,891	$269,940
Cost of services	139,268	151,117	159,376	169,827	199,754	218,732	218,267	213,046
Gross profit	32,949	43,887	45,995	44,494	58,640	60,641	62,624	56,894
Operating expenses:
Sales and marketing	10,015	11,496	11,166	12,980	14,282	15,384	14,911	14,911
General and administrative	22,992	23,553	23,574	28,208	29,347	30,073	29,524	28,183
Total operating expenses	33,007	35,049	34,740	41,188	43,629	45,457	44,435	43,094
Income (loss) from operations	(58)	8,838	11,255	3,306	15,011	15,184	18,189	13,800
Other income (expense), net	(96)	25	82	275	498	1,277	1,708	1,720
Interest income, net	12	40	202	560	822	706	1,034	742
Total other income (expense), net	(84)	65	284	835	1,320	1,983	2,742	2,462
Income (loss) before income taxes	(142)	8,903	11,539	4,141	16,331	17,167	20,931	16,262
Provision (benefit) for income taxes	(5,113)	135	(1,672)	733	(1,347)	2,176	5,033	2,792
Net income	$4,971	$8,768	$13,211	$3,408	$17,678	$14,991	$15,898	$13,470
Net income per share:
Basic	$0.05	$0.10	$0.14	$0.04	$0.19	$0.16	$0.17	$0.14
Diluted	$0.05	$0.09	$0.13	$0.03	$0.18	$0.15	$0.16	$0.13
Weighted-average shares used in computing net income per share:
Basic	91,410,368	91,964,978	92,316,022	93,056,297	93,832,873	94,738,651	95,502,250	95,980,425
Diluted	99,935,735	99,672,769	99,819,801	100,059,687	100,166,008	100,615,919	100,879,576	100,748,054

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Progyny, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Progyny, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Progyny, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, NY
February 29, 2024

ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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
Other Information
The remaining information required by this item will be included under the headings “Proposal 1—Election of Directors,” “Information Regarding Director Nominees and Current Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports” in our definitive proxy statement relating to the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, which we refer to as our 2024 Proxy Statement, and such required information is incorporated herein by reference into this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included under the headings “Executive Compensation,” “Director Compensation,” and “Information Regarding the Board of Directors and Corporate Governance” in our 2024 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be included under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2024 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10 K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the headings “Transactions with Related Persons,” and “Information Regarding the Board of Directors and Corporate Governance” in our 2024 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our 2024 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.
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
3. List of Exhibits
The exhibits to this report are listed below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Progyny, Inc.	8-K	001-39100	3.2	10/31/2019
3.2	Amended and Restated By-laws of Progyny, Inc.	S-1	333-233965	3.4	9/27/2019
4.1	Form of common stock certificate.	S-1/A	333-233965	4.1	10/15/2019
4.2	Form of 2013 Preferred Stock Warrant.	S-1/A	333-233965	4.2	10/15/2019
4.3	Form of 2014 Preferred Stock Warrant.	S-1/A	333-233965	4.3	10/15/2019
4.4	Form of 2015 Preferred Stock Warrant.	S-1/A	333-233965	4.4	10/15/2019
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank dated October 9, 2013.	S-1/A	333-233965	4.5	10/15/2019
4.6	Description of Capital Stock.					*

10.1†	Progyny, Inc. 2008 Stock Plan, as amended, and forms of agreements thereunder.	S-1	333-233965	10.2	9/27/2019
10.2†	Progyny, Inc. 2017 Equity Incentive Plan and forms of agreements thereunder.	S-8	333-233965	99.2	10/25/2019
10.3†	Amendment No. 1 to the Progyny, Inc. 2017 Equity Incentive Plan.	10-K	001-39100	10.4	3/10/2020
10.4†	Progyny, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-233965	10.4	10/15/2019
10.5†	Amendment No. 1 to the Progyny, Inc. 2019 Equity Incentive Plan.	10-K	001-3910	10.6	3/10/2020
10.6†	Progyny, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233965	10.5	10/15/2019
10.7†	Form of Indemnification Agreement.	S-1	333-233965	10.6	9/27/2019
10.8†	Amended and Restated Employment Agreement between Progyny, Inc. and David Schlanger, dated December 23, 2021	10-Q	001-39100	10.1	5/6/2022
10.9†	Amended and Restated Employment Agreement between Progyny, Inc. and Peter Anevski, dated December 23, 2021.	10-Q	001-39100	10.2	5/6/2022
10.10†	Amended and Restated Employment Agreement between Progyny, Inc. and Mark Livingston dated June 7, 2022	10-Q	001-39100	10.1	8/5/2022
10.11†	Employment Agreement between Progyny, Inc. and Allison Swartz dated October 27, 2022	10-K	001-39100	10.11	3/1/2023
10.12†	Amended and Restated Employment Agreement between Progyny, Inc. and Michael Sturmer dated December 23, 2021	10-Q	001-39100	10.3	5/6/2022
10.13	Sublease Agreement, dated as of July 29, 2019 by and between IPREO Holdings, LLC and Progyny, Inc.	S-1	333-233965	10.1	9/27/2019
10.14	Lease Agreement, dated as of February 25, 2022 by and between ESRT 1359 Broadway, LLC and Progyny, Inc.	10-K	001-39100	10.14	3/1/2023
10.15	Loan and Security Agreement, dated as of June 8, 2018, between Silicon Valley Bank and Registrant.	S-1	333-233965	10.10	9/27/2019

10.15	Amendments to Loan and Security Agreement, dated as of June 8, 2018, between Silicon Valley Bank and Registrant.	10-Q	001-39100	10.1	8/7/2020
21.1	List of Subsidiaries.	10-K	001-39100	21.1	3/1/2022
23.1	Consent of Ernst & Young LLP					*
24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97	Progyny, Inc. Policy for Recovery of Erroneously Awarded Compensation					*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					*

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

PROGYNY, INC.

Date: February 29, 2024	By:	/s/ PETER ANEVSKI
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 29, 2024.

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