Form 10-Q
period 2024-03-31
Progyny, Inc.
filed 2024-05-10
CIK 1551306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, the registrant had 95,220,688 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position; our ability to acquire or invest in complementary businesses, products, and technologies; our ability to achieve profitability on an annual basis and sustain such profitability; the sufficiency of our cash and cash equivalents and anticipated sources and uses of cash; our business strategies, plans, objectives and goals; our ability to acquire new clients and successfully engage new and existing clients; our ability to effectively manage our growth; our ability to compete effectively with existing competitors and new market entrants; the impact of recently adopted accounting pronouncements; our ability to attract and retain qualified employees and key personnel; the plans and objectives of management for future operations and capital expenditures; general economic and market trends; the impacts of the COVID-19 pandemic, including variants, on our business, operations, and the markets and communities in which we and our clients, members and providers operate; and the potential impact of evolving laws and regulations, including any laws and regulations restricting reproductive rights. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seek,” “assume,” “future,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
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

SUMMARY OF RISKS AFFECTING OUR BUSINESS
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission, or the SEC, before making an investment decision regarding our common stock.
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
•Our growth depends in part on the success of our strategic relationships with, and monitoring of, third parties, including channel partners and vendors, as well as insurance carriers.

•If we fail to maintain an efficient pharmacy distribution network or if there is a disruption to our network of specialty pharmacies or their supply chains, our business, financial condition and results of operations could suffer.
•We operate in a highly regulated industry and must comply with a significant number of complex and evolving legal and regulatory requirements, as well as complex judicial mandates.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROGYNY, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$114,959	$97,296
Marketable securities	256,872	273,791
Accounts receivable, net of $50,054 and $46,636 of allowances at March 31, 2024 and December 31, 2023, respectively	297,209	241,869
Prepaid expenses and other current assets	12,472	27,451
Total current assets	681,512	640,407
Property and equipment, net	10,234	10,213
Operating lease right-of-use assets	17,181	17,605
Goodwill	11,880	11,880
Deferred tax assets	70,269	73,120
Other noncurrent assets	3,228	3,395
Total assets	$794,304	$756,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130,171	$125,426
Accrued expenses and other current liabilities	75,748	60,524
Total current liabilities	205,919	185,950
Operating lease noncurrent liabilities	16,781	17,241
Total liabilities	222,700	203,191
Commitments and Contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 96,839,393 and 96,348,522 shares issued; 96,115,816 and 96,348,522 shares outstanding at March 31, 2024 and December 31, 2023, respectively	9	9
Additional paid-in capital	489,343	461,639
Treasury stock, at cost, $0.0001 par value; 1,339,557 and 615,980 shares at March 31, 2024 and December 31, 2023, respectively	(27,367)	(1,009)
Accumulated earnings	106,869	89,971
Accumulated other comprehensive income	2,750	2,819
Total stockholders’ equity	571,604	553,429
Total liabilities and stockholders’ equity	$794,304	$756,620
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$278,078	$258,394
Cost of services	215,672	199,754
Gross profit	62,406	58,640
Operating expenses:
Sales and marketing	15,454	14,282
General and administrative	28,429	29,347
Total operating expenses	43,883	43,629
Income from operations	18,523	15,011
Other income, net:
Other income, net	3,360	498
Interest income, net	632	822
Total other income, net	3,992	1,320
Income before income taxes	22,515	16,331
Provision (benefit) for income taxes	5,617	(1,347)
Net income	$16,898	$17,678
Net income per share:
Basic	$0.18	$0.19
Diluted	$0.17	$0.18
Weighted-average shares used in computing net income per share:
Basic	96,484,657	93,832,873
Diluted	101,052,933	100,166,008
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statement of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$16,898	$17,678
Other comprehensive (loss) income, net of tax
Unrealized gains on marketable securities before reclassifications	2,398	725
Reclassification of gains on the sale of marketable securities into net income	(2,488)	(502)
Net change on unrealized gains on marketable securities	(90)	223
Foreign currency translation adjustments	21	—
Total other comprehensive (loss) income, net of tax	(69)	223
Total comprehensive income	$16,829	$17,901
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount

For the three months ended March 31, 2024:
Balance at December 31, 2023	96,348,522	$9	$(1,009)	$461,639	$89,971	$2,819	$553,429
Issuance of employee equity awards, net of shares withheld	490,871	0	—	(3,502)	—	—	(3,502)
Stock-based compensation	—	—	—	31,206	—	—	31,206
Repurchase of common stock	(723,577)	—	(26,358)	—	—	—	(26,358)
Other comprehensive loss, net of tax	—	—	—	—	—	(69)	(69)
Net income	—	—	—	—	16,898	—	16,898
Balance at March 31, 2024	96,115,816	$9	$(27,367)	$489,343	$106,869	$2,750	$571,604

For the three months ended March 31, 2023:
Balance at December 31, 2022	93,301,156	$9	$(1,009)	$349,533	$27,934	$501	$376,968
Issuance of employee equity awards, net of shares withheld	1,018,059	0	—	(1,415)	—	—	(1,415)
Stock-based compensation	—	—	—	30,947	—	—	30,947
Other comprehensive income, net of tax	—	—	—	—	—	223	223
Net income	—	—	—	—	17,678	—	17,678
Balance at March 31, 2023	94,319,215	$9	$(1,009)	$379,065	$45,612	$724	$424,401

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$16,898	$17,678
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	2,877	(1,347)
Non-cash interest income	(190)	—
Depreciation and amortization	716	541
Stock-based compensation expense	31,052	30,808
Bad debt expense	4,772	5,244
Realized gains on sale of marketable securities	(3,395)	(502)
Foreign currency exchange rate loss	35	—
Changes in operating assets and liabilities:
Accounts receivable	(60,118)	(78,422)
Prepaid expenses and other current assets	15,169	(1,456)
Accounts payable	4,790	36,445
Accrued expenses and other current liabilities	12,995	11,751
Other noncurrent assets and liabilities	131	221
Net cash provided by operating activities	25,732	20,961

INVESTING ACTIVITIES
Purchase of property and equipment, net	(850)	(1,251)
Purchase of marketable securities	(110,806)	(23,435)
Sale of marketable securities	131,000	40,813
Net cash provided by investing activities	19,344	16,127

FINANCING ACTIVITIES
Repurchase of common stock	(23,764)	—
Proceeds from exercise of stock options	962	1,675
Payment of employee taxes related to equity awards	(4,959)	(3,815)
Proceeds from contributions to employee stock purchase plan	350	294
Net cash used in financing activities	(27,411)	(1,846)
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net increase in cash and cash equivalents	17,663	35,242
Cash and cash equivalents, beginning of period	97,296	120,078
Cash and cash equivalents, end of period	$114,959	$155,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$(362)	$(20)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$155	$201
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
Progyny is a provider of a fertility benefits solution and pharmacy benefits solution and operates and manages in one operating segment. The fertility benefits solution consists of a significant service that integrates: (1) the treatment services (“Smart Cycles”) that the Company has designed, (2) access to the Progyny network of high-quality fertility specialists that perform the Smart Cycle treatments and (3) active management of the selective network of high-quality provider clinics, real-time member eligibility and treatment authorization, member-facing digital tools and detailed quarterly reporting supported by the Company’s dedicated client success teams, and end to end comprehensive concierge member support provided by Progyny’s in-house staff of Patient Care Advocates (“PCAs”) (collectively, the “care management services”).
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
Basis of Presentation
The accompanying interim unaudited consolidated financial statements include the accounts of Progyny, Inc. and its wholly owned subsidiaries. The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission ("SEC") applicable to interim financial reporting. These interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial position as of March 31, 2024, the results of the Company's operations for the three months ended March 31, 2024 and 2023 and the results of the Company's cash flows for the three months ended March 31, 2024 and 2023. Therefore, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024 (the “Annual Report on Form 10-K”).

The results for the three months ended March 31, 2024 are not necessarily indicative of the operating results expected for the year ending December 31, 2024 or any other future period. Additionally, the coronavirus (“COVID-19”) pandemic continues to evolve and due to the uncertainty of the pandemic, including variants, the Company's customers and members, provider network, specialty pharmacy partners, employees, suppliers, vendors, and other business partners may continue to be impacted in future periods. A resurgence of COVID-19 could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company will continue to assess these potential impacts to its business and will make adjustments to its operations as necessary.
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
The Company does not disclose the transaction price allocated to remaining performance obligations because all of the transaction price is variable and is allocated to the distinct periods to which the services relate, as discussed above. The remaining contract term is typically less than one year, due to the client’s contractual termination options. There were no material contract asset or contract liability balances as of March 31, 2024 and December 31, 2023.
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
As of March 31, 2024 and December 31, 2023, accrued receivables were $76.5 million and $45.8 million, respectively. Accrued receivables are included within accounts receivable in the consolidated balance sheet.
Accrued claims payable of $49.6 million and $30.3 million as of March 31, 2024 and December 31, 2023, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms.
As of March 31, 2024 and December 31, 2023, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $64.9 million and $45.1 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the consolidated balance sheet.
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

Three Months Ended March 31, 2024	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$46,636	$4,772	$(1,354)	$50,054
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
Accounting Pronouncements Issued but Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard is intended to provide a better understanding of an entity's overall performance and business activities through improved disclosure about an entity's reportable segments, including more detailed information about reportable segment expenses. The new standard will be effective for the Company for the fiscal year beginning January 1, 2024 and for interim periods within the fiscal year beginning January 1, 2025. While the new standard requires additional footnote disclosure, the Company currently does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. The new standard will be effective for the Company for the fiscal year beginning January 1, 2025. While the new standard requires further disaggregation of the income tax footnote, the Company currently does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.
3.Revenue
Disaggregated revenue
The following table disaggregates revenue by service (in thousands):

	Three Months Ended March 31,
	2024	2023

Fertility benefits services revenue	$169,769	$157,145
Pharmacy benefits services revenue	108,309	101,249
Total revenue	$278,078	$258,394

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
As of March 31, 2024 and December 31, 2023, the Company had $84.0 million and $35.2 million, respectively, in financial assets held in money market accounts and $256.9 million and $273.8 million, respectively, held in marketable securities, including U.S. treasury bills. All were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets.
As of March 31, 2024 and December 31, 2023, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.
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
The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for the three months ended March 31, 2024 and 2023 was $0.6 million and $0.4 million, respectively.
Cash outflows from operating activities attributable to the operating leases for each of the three months ended March 31, 2024 and 2023 was $0.3 million.

Information related to the Company's leases is as follows (in thousands):

	Balance Sheet Location	March 31, 2024	December 31, 2023
Operating Leases
Right-of-use asset	Operating lease right-of-use assets	$17,181	$17,605
Short-term lease liabilities	Accrued expenses and other current liabilities	$2,508	$2,149
Long-term lease liabilities	Operating lease noncurrent liabilities	$16,781	$17,241

Other information
Weighted-average remaining lease term, operating lease		9.4 years	9.6 years
Weighted-average discount rate, operating lease		4.60%	4.60%
Future minimum facility lease payments related to the Company's operating lease liabilities as of March 31, 2024 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments as of March 31, 2024
2024	$1,928
2025	2,793
2026	2,793
2027	2,793
2028	2,793
Thereafter	10,848
Total undiscounted lease payments	$23,948
Less: imputed interest	4,659
Present value of lease liabilities	$19,289
Less: current portion of operating lease liabilities	2,508
Operating lease noncurrent liabilities	$16,781
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

7.Stockholders’ Equity
Share Repurchase Program
In February 2024, the Company’s Board of Directors authorized a share repurchase program of up to $100 million in shares of common stock. Repurchases may be made in the form of open market repurchases, including through plans complying with Rule 10b5-1 under the Exchange Act, depending on stock price, market conditions, and other factors, as determined by the Company. There can be no assurance as to the number of shares to be repurchased by the Company.
During the three months ended March 31, 2024, the Company repurchased a total of 723,577 shares of common stock under the share repurchase program for a total cost of $26.4 million, inclusive of excise taxes and trading fees, or an average price per share of $36.27.
Stock-based Compensation Expense
The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of services	$9,033	$8,214
Sales and marketing	7,503	6,568
General and administrative	14,516	16,026
Total stock-based compensation expense	$31,052	$30,808
Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31, 2024
	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total
Balance at December 31, 2023	$2,829	$(10)	$2,819
Other comprehensive income before reclassifications, net of tax(1)	2,398	21	2,419
Amounts reclassified from accumulated other comprehensive income, net of tax(2)	(2,488)	—	(2,488)
Net current period other comprehensive (loss) income	(90)	21	(69)
Balance at March 31, 2024	$2,739	$11	$2,750

	Three Months Ended March 31, 2023
	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total
Balance at December 31, 2022	$496	$5	$501
Other comprehensive income before reclassifications, net of tax(1)	725	—	725
Amounts reclassified from accumulated other comprehensive income, net of tax(2)	(502)	—	(502)
Net current period other comprehensive (loss) income	223	—	223
Balance at March 31, 2023	$719	$5	$724
________________________________
(1) Represents unrealized gains of $3.3 million, net of tax expense of $0.9 million, for the three months ended March 31, 2024 and unrealized gains of $0.7 million, net of tax expense of $0, for the three months ended March 31, 2023.
(2) The effects on net income of amounts reclassified from accumulated other comprehensive income were as follows (in thousands):

Details about Accumulated Other Comprehensive Income Component	Three Months Ended March 31,		Affected Line Item in Statement of Operations
	2024	2023
Gains on marketable securities	3,395	502	Other income, net
	3,395	502	Income before income taxes
	907	—	Provision (benefit) for income taxes
	2,488	502	Net income
8.Income Taxes
For the three months ended March 31, 2024 and 2023, the Company calculated its year-to-date provision for income taxes by applying the estimated annual effective tax rate to the year-to-date profit from operations before income taxes and adjusts the provision for income taxes for discrete tax items recorded in the period. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income before income taxes and any significant permanent tax items. During the three months ended March 31, 2024, the Company recorded a provision for income taxes of $5.6 million, primarily driven by the Company's operating profit, partially offset by equity compensation activity that occurred during the period. During the three months ended March 31, 2023, the Company recorded a benefit for income taxes of $1.3 million, primarily due to equity compensation activity that occurred during the period.
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

	Three Months Ended March 31
	2024	2023
Basic net income per common share:
Numerator:
Net income	$16,898	$17,678

Denominator:
Weighted-average shares used in computing basic net income per share	96,484,657	93,832,873
Basic net income per share	$0.18	$0.19

Diluted net income per common share:
Numerator:
Net income	$16,898	$17,678

Denominator:
Weighted-average shares used in computing basic net income per share	96,484,657	93,832,873
Effect of dilutive securities
Options to purchase common stock	3,922,757	5,592,045
Shares issuable under ESPP	809	559
Warrants to purchase common stock	291,643	535,807
Restricted stock units	353,067	204,724
Total effect of dilutive securities	4,568,276	6,333,135
Weighted-average shares used in computing diluted net income per share	101,052,933	100,166,008
Diluted net income per share	$0.17	$0.18
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted income per share for the period presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	12,631,505	11,897,587
Restricted stock units	814,281	1,603,800
Total	13,445,786	13,501,387

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A. of this Quarterly Report on Form 10-Q.
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
Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our current base of clients to over 450 with at least 1,000 covered lives. We currently provide coverage to approximately 6.4 million employees and their partners (known in our industry as covered lives), whom we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since inception, and our member satisfaction over that same time period is evidenced by our industry-leading Net Promoter Score, or NPS, of +80 for our fertility benefits solution and +80 for our integrated pharmacy benefits solution, Progyny Rx as of December 31, 2023. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

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
Fertility Benefits Solution. Our fertility benefits solution includes providing members with access to effective and cost-efficient fertility treatments through our Smart Cycle plan design. Smart Cycles are proprietary treatment bundles designed by us to include those medical services available to our members through our selective network of high-quality fertility specialists. Medical services under our Smart Cycles include everything needed for a comprehensive fertility treatment cycle, including all necessary diagnostic testing and access to the latest technology (such as, in the case of in vitro fertilization, or IVF, preimplantation genetic testing). We currently offer 20 different Smart Cycle treatment bundles, which may be used in various combinations depending on the member’s need. Each Smart Cycle treatment bundle has a separate unit value (i.e., some have fractional values and some have whole values). Our clients contract to purchase a cumulative Smart Cycle unit value per eligible member. These can range from one to an unlimited unit value. Members, in consultation with their PCAs can choose their preferred provider clinics within our network and utilize the specific Smart Cycle treatment bundles necessary for the treatment pathway they determine throughout their fertility journey.
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
Our Clients. We currently serve over 450 employers with at least 1,000 covered lives in the United States across more than 40 industries. Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 600,000 employees, represent approximately 6.4 million covered lives.
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
•Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 2% and 1% of our total revenue for the three months ended March 31, 2024 and 2023, respectively.
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
Member and Client Base. Our addressable market is primarily large self-insured employers as well as labor populations under the Labor Management Relations Act of 1947 (also known as the Taft-Hartley Act) and federal government populations. There are approximately 8,000 employers in the United States who have a minimum of 1,000 employees, who together with Taft-Hartley labor populations and federal government populations, represent approximately 106 million potential covered lives in total. Our current member base of approximately 6.4 million covered lives represents a mid-single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of March 31, 2024 and December 31, 2023, we served 451 and 392 clients, respectively, representing 6,381,000 and 5,418,000 members, respectively.
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

	As of March 31,		As of December 31,
	2024		2023
Client Tier (Members)	Clients	Members	Clients	Members
Up to 2,500	124	242,000	112	217,000
2,501 - 10,000	212	1,116,000	180	934,000
10,001 - 50,000	92	1,849,000	79	1,588,000
Greater than 50,000	23	3,174,000	21	2,679,000
Total	451	6,381,000	392	5,418,000
Benefits Utilization. A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to approximately 6.4 million members as of March 31, 2024.

The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
Assisted Reproductive Treatment (ART) Cycles(1)	14,802	13,171
Utilization - All Members(2)	0.53%	0.54%
Utilization - Female Only(2)	0.46%	0.48%
Average Members (3)	6,350,000	5,335,000
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
(3)Includes approximately 300,000 members from a single client who are not reflected in utilization as a result of the client's chosen benefit design.
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
Per Employee Per Month (PEPM) Fee
Clients who purchase our fertility benefits solution also pay us a population based PEPM fee, which provides access to our PCAs for fertility and family building education and guidance and other digital tools for all of our covered members, regardless of whether or not they ultimately pursue fertility treatment. We earn a PEPM fee for the majority of our clients. Revenue from the PEPM fee is billed and recognized monthly based upon the contractual fee and the number of employees at that specific client for that month.
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
Gross Profit and Gross Margin
Gross profit is total revenue less total cost of services. Gross margin is gross profit expressed as a percentage of total revenue. We expect that gross profit and gross margin will continue to be affected by various factors, including the geographic location where treatments are performed, as well as pricing with each of our clients, provider clinics, labs, specialty pharmacies and pharmaceutical companies, all of which are negotiated separately, have different contracting start and end dates and durations which are not coterminous with each other. Additionally, staffing levels and the related personnel costs, including stock-based compensation expense, and other costs necessary to deliver our care management services will continue to grow as we continue to add clients and their associated members.
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

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$278,078	$258,394
Cost of services(1)	215,672	199,754
Gross profit	62,406	58,640
Operating expenses:
Sales and marketing(1)	15,454	14,282
General and administrative(1)	28,429	29,347
Total operating expenses	43,883	43,629
Income from operations	18,523	15,011
Other income, net	3,992	1,320
Income before income taxes	22,515	16,331
Provision (benefit) for income taxes	5,617	(1,347)
Net income	$16,898	$17,678
________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
Cost of services	$9,033	$8,214
Sales and marketing	7,503	6,568
General and administrative	14,516	16,026
Total stock‑based compensation expense	$31,052	$30,808

	Three Months Ended March 31,
	2024	2023
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100.0%	100.0%
Cost of services	77.6%	77.3%
Gross profit	22.4%	22.7%
Operating expenses:
Sales and marketing	5.6%	5.5%
General and administrative	10.2%	11.4%
Total operating expenses	15.8%	16.9%
Income from operations	6.7%	5.8%
Other income, net	1.4%	0.5%
Income before income taxes	8.1%	6.3%
Provision (benefit) for income taxes	2.0%	(0.5)%
Net income	6.1%	6.8%
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
Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of Adjusted EBITDA include: (1) it does not properly reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating income and expenses, including other income, net and interest income, net; and (5) it does not reflect tax payments that may represent a reduction in cash available to us. In addition, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net income, gross margin, and other U.S. GAAP results.
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

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net income	$16,898	$17,678
Add:
Depreciation and amortization	716	541
Stock‑based compensation expense	31,052	30,808
Other income, net	(3,360)	(498)
Interest income, net	(632)	(822)
Provision (benefit) for income taxes	5,617	(1,347)
Adjusted EBITDA	$50,291	$46,360
Comparison of Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
	2024	2023	% Change

	(dollars in thousands)
Revenue	$278,078	$258,394	8%
Revenue increased by $19.7 million, or 8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase is primarily due to a $12.6 million, or 8%, increase in revenue from our fertility benefits solution and a $7.1 million, or 7%, increase in revenue from our Progyny Rx solution. The increases in revenue from our fertility benefits solution and our Progyny Rx solution were primarily due to the increase in the number of clients and covered lives.
Cost of Services

	Three Months Ended March 31,
	2024	2023	% Change

	(dollars in thousands)
Cost of services	$215,672	$199,754	8%
Cost of services increased by $15.9 million, or 8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatment delivered. This increase in cost of services was also attributable to an increase in personnel-related costs primarily due to incremental headcount as well as a $0.8 million increase in stock-based compensation expense.

Gross Profit and Gross Margin

	Three Months Ended March 31,
	2024	2023	% Change

	(dollars in thousands)
Gross profit	$62,406	$58,640	6%
Gross margin	22.4%	22.7%
Gross profit increased by $3.8 million, or 6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Gross margin decreased 30 basis points for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase in personnel-related costs, largely offset by the ongoing efficiencies realized in the delivery of our care management services.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended March 31,
	2024	2023	% Change

	(dollars in thousands)
Sales and marketing	$15,454	$14,282	8%
Sales and marketing expense increased by $1.2 million, or 8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily due to a $1.0 million increase in personnel-related costs attributable to an increase in stock-based compensation expense, as well as a $0.2 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Three Months Ended March 31,
	2024	2023	% Change

	(dollars in thousands)
General and administrative	$28,429	$29,347	(3)%
General and administrative expense decreased by $0.9 million, or 3%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was primarily due to a $0.5 million decrease in bad debt expense, as well as a $0.4 million decrease in other related general and administrative expenses.
Other Income, Net

	Three Months Ended March 31,
	2024	2023	% Change

	(dollars in thousands)
Other income, net	$3,992	$1,320	202%
Other income, net increased by $2.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase in investment income.

Provision (Benefit) for Income Taxes

	Three Months Ended March 31,
	2024	2023	% Change

	(dollars in thousands)
Provision (benefit) for income taxes	$5,617	($1,347)	(517)%
For the three months ended March 31, 2024, we recorded a provision for income taxes of $5.6 million, as compared to a benefit for income taxes of $1.3 million for the three months ended March 31, 2023, primarily due to higher operating profit as well as a decrease in tax benefits for equity compensation, including discrete tax benefits, in the current year period.
Liquidity and Capital Resources
As of March 31, 2024, we had $115.0 million of cash and cash equivalents and $256.9 million of marketable securities. Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities, including our initial public offering. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.
We believe that our existing cash and cash equivalents, including the proceeds from our marketable securities, and cash flow from operations will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. We also expect these sources of existing cash and cash equivalents will be sufficient to fund our long-term contractual obligations and capital needs. However, this is subject, to a certain extent, to general economic, financial, competitive, regulatory, and other factors that are beyond our control. Moreover, our future capital requirements will depend on many factors, including sales of our solutions and client renewals, the timing and the amount of cash received from clients, the expansion of our sales and marketing activities, and the continued market adoption of our solutions.
Other than the prior impact on our revenue growth and the related cash flows resulting from the various restrictions on activities due to the COVID-19 pandemic, as of March 31, 2024, our sources and uses of cash were not otherwise significantly impacted by the COVID-19 pandemic and, to date based on the information currently available to us, we have not identified and do not expect any material liquidity deficiencies as a result of the COVID-19 pandemic. For additional information on the various risks posed by the COVID-19 pandemic, please refer to Part II, Item 1A. "Risk Factors" included in this Quarterly Report on Form 10-Q.
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

The following table summarizes our cash flows from operations for the periods presented:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Cash provided by operating activities	$25,732	$20,961
Cash provided by investing activities	19,344	16,127
Cash used in financing activities	(27,411)	(1,846)
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net increase in cash and cash equivalents	$17,663	$35,242
Operating Activities
Net cash provided by operating activities was $25.7 million for the three months ended March 31, 2024, primarily consisting of net income of $16.9 million adjusted for certain items, which include $31.1 million of stock-based compensation expense, $4.8 million of bad debt expense, $3.4 million of realized gains on the sale of marketable securities, $2.9 million of deferred tax expense, $0.7 million of depreciation and amortization, and $0.2 million of non-cash interest income. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $60.1 million, partially offset by cash provided by operating activities from increases in accrued expenses and other current liabilities of $13.0 million, accounts payable of $4.8 million, and other noncurrent assets and liabilities of $0.1 million and decreases in prepaid expenses and other current assets of $15.2 million. These changes were a result of the impact of revenue growth and our operating results as well as the timing of cash collections and payments to third parties.
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
Investing Activities
Net cash provided by investing activities was $19.3 million and $16.1 million for the three months ended March 31, 2024 and 2023, respectively, which primarily consisted of net proceeds from marketable securities of $20.2 million and $17.4 million, respectively. The remainder of the activity for each of the three months ended March 31, 2024 and March 31, 2023 consisted of purchases of computers, software, including capitalized software development costs, and leasehold improvements.
Financing Activities
Net cash used in financing activities was $27.4 million for the three months ended March 31, 2024, consisting of repurchases of $23.8 million of common stock under the share repurchase program and payments of $5.0 million for employee taxes related to equity awards, partially offset by $1.0 million in proceeds from stock option exercises and $0.4 million in proceeds from contributions to our employee stock purchase plan.
Net cash used in financing activities was $1.8 million for the three months ended March 31, 2023, consisting of payments of $3.8 million for employee taxes related to equity awards, partially offset by $1.7 million in proceeds from stock option exercises and $0.3 million in proceeds from contributions to our employee stock purchase plan.

Share Repurchase Program
In February 2024, our Board of Directors authorized a share repurchase program of up to $100 million in shares of common stock. Repurchases may be made in the form of open market repurchases, including through plans complying with Rule 10b5-1 under the Exchange Act, depending on stock price, market conditions, and other factors, as determined by the Company. There can be no assurance as to the number of shares to be repurchased by us.
During the three months ended March 31, 2024, we repurchased a total of 723,577 shares of common stock under the share repurchase program for a total cost of $26.4 million, inclusive of excise taxes and trading fees, or an average price per share of $36.27. To date, we repurchased a total of 2,033,139 shares of common stock under the share repurchase program for a total cost of $70.0 million.
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
Critical Accounting Estimates
Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
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
At March 31, 2024, we had cash and cash equivalents of $115.0 million and marketable securities of $256.9 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have provided and may continue to provide guidance about our business and future results of operations. On May 9, 2024, we issued guidance for the second quarter of 2024 and full year 2024. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given and may be revised at a later time, solely in our discretion, as we learn more information. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In developing this guidance, our management must make certain assumptions and judgments, including but not limited to, our business strategy, plans, goals, expectations concerning our market position, future operations and other financial and operating information, as well as the impact of events outside of our control (such as macroeconomic conditions) the COVID-19 pandemic or shortages of fertility medications that are or were at this time inherently difficult to predict. While the guidance may be presented with numerical specificity, it is necessarily speculative in nature. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our business and future results of operations. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of our future results of operations fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
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
As part of our growth strategy, we are focused on retaining and expanding our services within our existing client base. A client can expand the fertility benefits they offer to their employees in a number of ways, including by adding egg freezing or increasing the number of Smart Cycle units under their benefits plan (i.e., from two to three Smart Cycles per household). In addition, our fertility benefits solution clients can purchase our add-on Progyny Rx solution. We went live with Progyny Rx in 2018 and 91% of our current clients have now launched this solution, including approximately 98% of the clients we signed in 2023.
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
•any material increase in the unemployment rate;
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
We currently serve over 450 employers with at least 1,000 covered lives in the United States across more than 40 industries. For the three months ended March 31, 2024, one of our clients accounted for 11% of our total revenue. For the three months ended March 31, 2023, one of our clients accounted for 13%, of our total revenue. No other clients accounted for more than 10% of our total revenue for the three months ended March 31, 2024 and 2023. Engagement with these clients is generally covered through contracts that are multi-year in duration. These clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. Our clients could also renegotiate pricing terms at the time of renewal, which could have a negative impact on our revenue. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including reductions in workforce or heightened employee attrition, changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.
If we are unable to attract new clients, our business, financial condition and results of operations would be adversely affected.

To increase our revenue, we must continue to attract new clients. Our ability to do so depends in large part on the success of our sales and marketing efforts, and the success of attracting industry leaders in diversified sectors, which could prompt others in the same sectors to follow suit to remain competitive. Potential clients may seek out other options; therefore, we must demonstrate that our solutions are valuable and superior to alternatives. If we fail to provide high-quality solutions and convince clients of the benefits of our model and value proposition, we may not be able to attract new clients. The market for our solutions could decline or grow more slowly than we expect, including due to general economic conditions, and high unemployment rates, reductions in workforce or employee attrition, impacts related to outbreaks and resurgences of contagious diseases or worsening thereof, including the COVID-19 pandemic, a decrease in business investments, including spending on employee benefits, and other factors. If the markets for our solutions decline or grow more slowly than we expect, or if the number of clients that contract with us for our solutions declines or fails to increase as we expect, our financial results could be impacted. As the markets in which we participate mature, fertility solutions and services evolve and competitors begin to enter into the market and introduce differentiated solutions or services that are perceived to compete with our solutions, particularly if such competing solutions are adopted by an industry leader in a particular sector, our ability to sell our solutions could be impaired. As a result of these and other factors, we may be unable to attract new clients, which would have an adverse effect on our business, financial condition and results of operations.
The COVID-19 pandemic, including variants and resurgences, has had and may continue to have, and similar health epidemics or pandemics could in the future have, an adverse impact on our business, operations, and the markets and communities in which we and our clients, members and providers operate.
The COVID-19 pandemic continues to evolve, with pockets of resurgence and the emergence of variant strains contributing to continued uncertainty about its scope, duration, severity, trajectory and lasting impact. The pandemic adversely impacted, and may continue to adversely impact, many aspects of our business. Our revenue growth in past periods was negatively impacted by COVID-19, including variants, and our revenue growth in future periods may continue to be adversely impacted by COVID-19.Our providers have delayed and may in the future delay new fertility cycles because they operate in areas acutely affected by the COVID-19 pandemic. Many of our members live in communities that have been acutely affected by the COVID-19 pandemic and have delayed and may not want to continue or begin new fertility cycles during the pandemic, including due to resurgences in and the emergence of variant strains. Furthermore, as certain of our potential clients experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the COVID-19 pandemic, they have and may continue to decrease their spending on health benefits, which may disproportionately impact fertility benefits, and delay or cancel implementation of fertility benefits. Each of these factors could affect member behavior, our utilization rates and the number of members enrolled in our clients’ benefit plans.
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
We do not control nor can we impact the level of utilization of our solutions or the mix of utilization of our solutions for each of our clients, in particular for newer clients. A significant reduction in the number of members using our solutions could adversely affect our business, financial condition and results of operations. Factors that have and could continue to contribute to a reduction in the use of our solutions include: reductions in workforce by existing clients; general economic downturn that results in business failures and high unemployment rates; impacts related to outbreaks and resurgence of contagious diseases and/or the worsening thereof, including the COVID-19 pandemic; employers no longer offering comprehensive health coverage or offering alternative solutions such as coverage on a voluntary, employee-funded basis; labor shortages at our clinics; federal and state legal and/or regulatory changes; changes to taxability of medical benefits; failure to adapt and respond effectively to the changing medical landscape, changing laws, regulations and government enforcement priorities, changing client needs, requirements or preferences; premium increases and benefits changes; or negative publicity, through social media or otherwise and news coverage.
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
We have experienced in the past and expect to continue to experience actual and attempted cyber-attacks of our information technology systems, such as through email phishing scams, spoofing attempts and malicious attachments. Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that such incidents will not have such an impact in the future. In addition, to the extent that any disruption or security breach were to result in a loss or inappropriate disclosure of confidential information, we could incur liability. We have access to sensitive information relating to members, our employees and our business partners in the ordinary course of our business. Any failure or perceived failure by us, or our third-party contractors on our behalf, to comply with local and foreign laws regarding privacy and data security, as well as contractual commitments in this respect, may result in governmental enforcement claims, fines, or litigation, which could have an adverse effect on our reputation and business. If a significant data breach occurred, our reputation could be materially and adversely affected, confidence among our clients and members may be diminished, or we may be subject to legal claims, any of which may contribute to the loss of customers and have a material adverse effect on us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. To the extent such disruptions or uncertainties result in the theft, destruction, loss or misappropriation or release of our confidential data or our intellectual property, our business and results of operations could be materially and adversely affected. See “Risks Related to Government Regulation - We operate in a highly regulated industry and must comply with a significant number of complex and evolving legal and regulatory requirements, as well as complex judicial mandates - Data Protection and Breaches.”
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
Our marketing efforts depend significantly on our ability to call on our current clients, channel partners and benefit consultants to provide positive references to new and potential clients. Given our limited number of long-term clients, the loss or dissatisfaction of any client, channel partnership or benefit consulting relationship could substantially harm our brand and reputation, inhibit the market adoption of our offering and impair our ability to attract new clients and maintain existing clients. Any of these consequences could have an adverse effect on our business, financial condition and results of operations.
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
If our revenue growth does not meet our expectations in future periods, we may not maintain profitability in the future, and our business, financial position and results of operations may be harmed.
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
Additionally, in June 2022 the U.S. Supreme Court in Dobbs v. Jackson Women’s Health Organization reversed Roe v. Wade by holding that there is no constitutional right to abortion. Consequently, certain states have enacted or proposed restrictive abortion laws that may also implicate fertility procedures and travel reimbursement programs, which may decrease the demand for, or availability of, certain fertility services. Although President Biden issued executive orders and federal agencies have issued guidance intended to protect access to reproductive healthcare services, the enactment of certain state laws restricting abortion care and other changes in laws, or in interpretation of laws through court decisions, affecting fertility benefits may conflict with, and ultimately limit, the covered benefits offered by a company to its employees and the types of fertility treatment services available at provider clinics. We cannot predict the timing or impact of any future rulemaking, executive orders, court decisions or other changes in the law, or in how such laws, once enacted, would be interpreted and enforced.
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
Our business experiences moderate seasonality in revenue with a slightly higher proportion of revenue during the second half of the year as compared to the first half. Given that the majority of our clients contract with us for a January 1st benefits plan start date and that the average cost of treatments earlier in the overall treatment process is somewhat lower than the average cost as treatment progresses, our revenue from treatment services tends to grow as the year continues, particularly for new clients. In addition, as with most medical benefits plans, members will typically seek to maximize the use of their benefits once they have reached their annual deductible and/or annual out-of-pocket maximums, thereby increasing treatments in the latter part of the year. We expect that this seasonality will continue to affect our revenue and results of operations in the future as we continue to target larger enterprise clients.
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
To date, we have derived a substantial majority of our revenue from sales of our fertility benefits and Progyny Rx solutions. As we operate in an evolving industry and new markets, our long-term results of operations and continued growth will depend on our ability to successfully develop and market new successful solutions and services to our clients. If our existing clients and members do not value and/or are not willing to make additional payments for such new solutions or services, it could adversely affect our business, financial condition and results of operations. If we are unable to predict clients’ or members’ preferences, if the markets in which we participate change, including in response to government regulation, or if we are unable to modify our solutions and services on a timely basis, we may lose clients. Our results of operations would also suffer if our innovations are not responsive to the needs of our members, appropriately timed with market opportunity or effectively brought to market.
If we fail to adapt and respond effectively to the changing medical landscape, changing laws, regulations and government enforcement priorities, changing client needs, requirements or preferences, our offerings may become less competitive.
The market in which we compete is subject to a changing medical landscape and changing laws, regulations and government enforcement priorities, as well as changing client needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. Our business strategy may not effectively respond to these changes, and we may fail to recognize and position ourselves to capitalize on market opportunities. We may not have sufficient advance notice and resources to develop and effectively implement an alternative strategy. There may be scientific or clinical changes that require us to change our solutions or that make our solutions, including the Smart Cycles, less competitive in the marketplace. If there are sensitivities to our model or our existing competitors and new entrants create new disruptive business models and/or develop new solutions that clients and members prefer to our solutions, we may lose clients and members, and our results of operations, cash flows and/or prospects may be adversely affected. The future performance of our business will depend in large part on our ability to design and implement market appropriate strategic initiatives, some of which will occur over several years in a dynamic industry. If these initiatives do not achieve their objectives, our results of operations could be adversely affected.

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
Our growth depends in part on the success of our strategic relationships with, and monitoring of, third parties, including channel partners and vendors, as well as insurance carriers.
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
Specialty pharmacies could face supply chain issues or regulatory delays impacting the availability or distribution of certain fertility prescriptions requiring drug substitutions that could result in higher medical costs or negatively impact our revenues, rebates and results of operations. We do not control the pricing strategies or supply chains of our specialty pharmacy partners, each of whom may be impacted by general economic considerations, including inflation and other independent considerations and drivers that are outside our control, and each of whom has the ability to set or impact market price for different prescription medications. We also cannot provide any assurance that we will be able to continue to renew our existing contracts, maintain our current negotiated pricing or discounts, or enter into new contracts on a timely basis or under favorable terms enabling us to service our members profitably. If we are not successful in maintaining our relationships with the specialty pharmacies in our network, are otherwise unable to maintain an efficient pharmacy distribution network, or if a significant disruption thereto should occur, it may adversely affect our business, financial condition and results of operations. From time to time, we experience supply chain disruptions, and we may in the future experience material supply chain changes and disruptions that impact the production and availability of medications relied on by Progyny members, which could negatively impact our revenue and results of operations.
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
Risks Related to Government Regulation
We operate in a highly regulated industry and must comply with a significant number of evolving legal and regulatory requirements, as well as complex judicial mandates.
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
In addition, we employ PCAs to support and guide our members as part of our fertility benefits management services. The PCAs do not provide any licensed healthcare services, and in turn, are not licensed by any regulatory body to provide these services. We otherwise do not employ individuals to provide any healthcare services requiring licensure. If a professional board in any state determines that the services provided by our employed PCAs require a license to be provided, we may need to conduct additional training and credentialing, replace staff, obtain additional insurance, and pay increased salaries, which could adversely affect our results of operations. We may additionally need to suspend the PCA services we provide while our personnel obtain the necessary licensure, which may adversely affect our relationships with our clients and members and cause us to be in breach of our contracts.
•HIPAA Privacy and Security Requirements. Regulations promulgated pursuant to HIPAA, as amended, and regulations promulgated thereunder, or collectively, HIPAA establish privacy and security standards that limit the use and disclosure of certain individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological organizational safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. The privacy regulations established under HIPAA also provide patients with rights related to understanding and controlling how their protected health information is used and disclosed. As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of the regulations as a “Business Associate.” When acting as a Business Associate under HIPAA, to the extent permitted by applicable privacy regulations and contracts and associated Business Associate Agreements with our clients, we are permitted to use and disclose protected health information to perform our services and for other limited purposes, but other uses and disclosures, such as marketing communications, require written authorization from the patient or must meet an exception specified under the privacy regulations. We also have downstream Business Associates, which provide us with services and are also subject to HIPAA regulations.
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
•Other Privacy and Security Requirements. In addition to HIPAA, numerous other federal and state laws govern the collection, dissemination, use, access to and confidentiality of personal information, some of which may be applicable to our business. Certain federal and state laws protect types of personal information that may be viewed as particularly sensitive. For example, New York’s Public Health Law, Article 27-F protects information that could reveal confidential HIV-related information about an individual. In many cases, state laws are more restrictive than, and not preempted by, HIPAA, and may allow personal rights of action with respect to privacy or security breaches, as well as fines. State laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities. Further, the California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020, which gives California residents certain rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which has increased the likelihood and risks associated with data breach litigation. Further, the California Privacy Rights Act, or the CPRA, generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
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
If our security measures, or those of our service providers or vendors, were to be breached or fail, our reputation could be severely damaged, adversely affecting client or investor confidence. As a result, clients may curtail their use of or stop using our offering, and our business may suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other laws or regulations applicable to data protection and significant costs for remediation and for measures to prevent future occurrences. In addition, any potential security breach could result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to clients or other business partners in an effort to maintain the business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. Negative publicity may also result from real, threatened or perceived security breaches affecting us or our industry or clients, which could cause us to lose clients or partners and adversely affect our operations and future prospects. While we maintain cyber insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and such insurance may not be available for renewal on acceptable terms or at all, and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
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
•Network Adequacy and Access Requirements. Network adequacy and access laws require health plans to maintain a network of healthcare providers sufficient to deliver the benefits they contract to provide to their enrollees. In light of the increase in “narrow networks,” there has been a legislative push to ensure that commercial payors contract with a sufficient number of healthcare providers to create an “adequate network.” Additionally, a majority of states now have some form of legislation affecting our payor clients’ ability to limit access to a provider network or remove a provider from the network. Such legislation may require our clients to admit any healthcare provider, including any pharmacy provider willing to meet the plan’s price and other terms for network participation, “any willing provider” legislation or may provide that a provider may not be removed from a network except in compliance with certain procedures “due process” legislation. Further, to ensure network adequacy and quality, a network may seek to accredit its healthcare providers through any number of accrediting bodies, such as the National Committee for Quality Assurance, or NCQA, and the Utilization Review Accreditation Commission. We follow NCQA standards to credential the health providers with whom we contract to provide services within our network, and engage Council for Affordable Quality Healthcare to conduct provider credentialing where required. Should any of the states we operate in determine that our network of providers does not meet adequacy or access requirements, we may be subject to administrative penalties and other administrative actions, as well as private litigation. In addition, if we are unable to contract with a sufficient number of providers, we may become subject to administrative penalties or enforcement actions from state regulatory agencies, litigation from consumers, and may be in breach of certain contractual covenants with our partners.
•Consumer Protection Laws. Federal and state consumer protection laws are being applied increasingly by the Federal Trade Commission, or FTC, Federal Communications Commission and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or health information, through websites or otherwise, and to regulate the presentation of website content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements to users of our services that describe how we handle personal information and choices consumers may have about the way we handle personal information. If such information that we publish is considered untrue, we may be subject to claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences, including costs of defending against litigation, settling claims and loss of willingness of current and future clients to work with us.
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
Other health reform efforts have been proposed by members of Congress, such as measures that would expand the role of government-sponsored coverage, including further reform to the ACA, which could have far-reaching implications for the healthcare industry if enacted. On January 28, 2021, President Biden issued an Executive Order directing federal agencies to examine all existing regulations, orders, guidance documents, policies and similar agency actions to determine if any such actions are inconsistent with the policy set forth in the Executive Order to protect and strengthen the ACA and make high-quality healthcare accessible and affordable for every American. Most recently, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law. The health reform measures included in the IRA largely focus on pharmaceutical manufacturers, but are likely to impact the reimbursement and drug pricing environment for healthcare providers and insurers more broadly in ways that cannot yet be fully determined.
As another example of recent healthcare legislative changes, the Consolidated Appropriations Act, or CAA, effective December 27, 2021, contains provisions impacting group health plans, including protections for plan participants from surprise medical bills and ensuring health plan price transparency. The CAA prohibits plans from entering into services agreements that directly or indirectly restrict the plans from disclosing provider-specific costs and quality of care information. It also requires disclosure by health insurance brokers and consultants to plan sponsors regarding reasonably expected direct and indirect compensation for referral of services to group health plans. Additionally, the CAA requires plans to submit reports to the DOL, HHS and IRS with certain information on pharmacy benefits and drug costs for participants and beneficiaries and the application of in-network rates to out of network services. The CAA also requires certain service providers for health plans to comply with certain ERISA fee disclosure rules.
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
We are subject to potential changes in laws, regulations, government enforcement priorities, public policy, state and federal judicial action, industry standards and other requirements, including with respect to Progyny Rx’s PBM practices, which create risks and challenges with respect to our compliance efforts and business strategies, or the business of our network partners, which may adversely affect our business.
The healthcare industry is highly regulated and subject to frequently changing laws, regulations, government enforcement priorities, public policies, industry standards and other requirements. Many healthcare laws and regulations are complex, and their application to specific solutions, services and relationships may not be clear. Because our clients are subject to various requirements, we may be impacted as a result of our contractual obligations even when we are not directly subject to such requirements. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the solutions and services that we provide, and these laws and regulations may be applied to our solutions and services in ways that we do not anticipate. The ACA, efforts to revise, expand or materially change the ACA, as well as the recently enacted IRA, and other federal and state efforts to reform or revise aspects of the healthcare industry or to revise or create additional legal and/or regulatory requirements could impact our operations, the use of our solutions and services, and our ability to market new solutions and services, or could create unexpected liabilities for us. We also may be impacted by laws, industry standards and other requirements that are not specific to the healthcare industry, such as consumer protection laws and payment card industry standards. These requirements may impact our operations and, if not followed, could result in fines, penalties and other liabilities and adverse publicity and injury to our reputation.
In recent years, there have been a number of reform efforts, including from federal and state legislatures as well as the HHS OIG, around PBM program pricing and transparency that could affect our business. Current PBM laws and regulations govern, and proposed legislation and regulations may govern and/or further restrict critical PBM practices, among other things, disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers or pharmacy program partners, contractual provisions between PBMs and their contracted payers and/or pharmacies, and registration or licensing of PBMs. For example, in 2019, the U.S. Senate and House of Representatives proposed a number of bills that would, among other things, require PBMs to submit information on their costs, fees and rebates, requiring 100% of the rebates to be passed on to consumers, and/or impose rebates on manufacturers that chose to increase their drug prices more rapidly than inflation. In June 2022, the FTC announced an inquiry regarding the role of PBMs and stated its intent to closely scrutinize the impact of PBM rebates and fees on patients and payers.
Further, the U.S. Supreme Court’s decision in Rutledge v. Pharm. Care Mgmt. Ass’n on December 10, 2020, which held that an Arkansas state law requiring PBMs to reimburse pharmacies at a price equal to or greater than the price pharmacies pay in purchasing medications from a wholesaler, was not preempted by the federal ERISA statute. The Supreme Court’s ruling solidifies the legality of state-level legislation regulating PBMs, which may encourage a new wave of legislation aimed at controlling prescription drug costs and providing pricing transparency. For example, effective June 1, 2022, New York enacted a law that establishes regulatory oversight of PBMs. Several states have proposed separate PBM bills, and at least 18 states have adopted PBM oversight laws. A number of these proposed laws would require PBMs to submit annual transparency reports or otherwise disclose contractual arrangements with health benefit plans or health insurance issuers, or allow regulators to conduct audits of PBM operations.
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
Accordingly, it is reasonably possible that our business operations and our results of operations could be materially adversely affected by legislative, regulatory and public policy changes at the federal or state level, increased government involvement in drug reimbursement and pricing, and/or increased regulation of PBMs. Adoption of new laws, rules or regulations or changes in government enforcement priorities of, or new interpretations of, existing laws, rules or regulations relating to PBMs could materially adversely affect our business and results of operations with respect to Progyny Rx. Additionally, such legal and regulatory changes may adversely affect our ability to conduct business on commercially reasonable terms in states where PBM legislation is in effect and our ability to standardize Progyny Rx PBM products and services across state lines. Further, our failure to comply with these laws or regulations could result in material fines and/or sanctions and could have a material adverse effect on our results of operations and/or cash flows.
We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.
While we operate only in the United States, we remain subject to the U.S. Foreign Corrupt Practices Act, U.S. domestic anti-bribery laws, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. If we expand our business and sales outside the United States and to the public sector, we may engage with business partners and third-party intermediaries to market our services and to obtain for us the necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.
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
We may sell our services or solutions to U.S. federal, state, and local government and agency clients. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have attained the revised certification. Government demand and payment for our offerings is dependent on many factors outside our control, including general economic conditions, public sector budgetary constraints and funding authorizations, and general political priorities, with funding reductions or delays adversely affecting public sector demand for our offerings.
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
Our success depends in part on our ability to protect our brand and proprietary trade secret and confidential information, including unpatented know-how, technology and other proprietary information, and maintaining, defending and enforcing our intellectual property rights. We rely on our agreements with our clients, non-disclosure and confidentiality agreements with employees and third parties, and our trademarks, trade secrets, and copyrights to protect our intellectual property rights. However, any of these parties may breach such agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches. There is no assurance that we will be able to obtain, maintain, defend and enforce our intellectual property rights, or that such intellectual property rights will not be challenged, narrowed, held unenforceable or circumvented. Therefore, these legal protections and precautions may not prevent infringement, misappropriation or other violations of our intellectual property. Any litigation and any infringement, misappropriation or other violations of our intellectual property could hinder our ability to market and sell our solutions, and our business, financial condition and results of operations could be adversely affected.
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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our employees and management from their normal responsibilities.
Moreover, although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of third parties, including such individual’s former employer. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
Furthermore, we currently own registered trademarks. In addition, any of our trademarks or trade names, whether registered or unregistered, may be challenged, opposed, infringed, cancelled, circumvented or declared generic, or determined to be infringing on other marks, as applicable. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential collaborators or clients in our markets of interest.
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
•changes in tax laws, tax treaties, and regulations or the interpretation of them (such as the recent IRA, which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations);
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
Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local taxes, which could adversely affect our results of operations.
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
Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions already completed before the announcement of a change. The adoption of new or revised accounting principles may require us to make changes to our systems, processes and controls, which could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations, retroactively affect previously reported results or require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards. See Note 2 – Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on recently issued but not yet adopted accounting standards.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. We believe that the assumptions and estimates associated with our accrued receivables related to revenue recognition, accrued claims payable, stock-based compensation expense, and accounting for income taxes have the greatest potential impact on our consolidated financial statements, and therefore, we consider these to be our critical accounting policies and estimates. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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
As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of this internal control may adversely affect investor confidence in our company and, as a result, the value of our common stock.
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
During the evaluation and testing process of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. For example, in connection with our audit of the fiscal year 2018 consolidated financial statements, we and our independent registered public accounting firm identified one material weakness in our controls related to the lack of review and oversight over financial reporting, which we determined we had remediated as of December 31, 2019. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute the ownership interests of all other stockholders.
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
The market price and trading volume of our common stock will be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If securities analysts or industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline and the trading volume of our common stock could decrease. We have experienced and may in the future experience analyst coverage reduction due to analysts leaving firms, changing firms or going on temporary leaves of absences. Such reduction in analyst coverage, even if temporary, could lead to volatility in our stock price.

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
Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, any state court located within the State of Delaware, or if all such state courts lack jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a breach of a fiduciary duty owed by any current or former director, officer or other employee to us or our stockholders; (3) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provisions of the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; (4) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; (5) any action or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (6) any action asserting a claim against us, or any of our directors, officers or other employees, that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. For the avoidance of doubt, these choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In particular, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions.
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. A stockholder may, nevertheless, seek to bring a claim in a venue other than that designated in our amended and restated certificate of incorporation. In such instance we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions, which may result in significant additional costs. Furthermore, if a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
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

Increased scrutiny and changing expectations from the SEC regarding environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, or otherwise adversely impact our business.
Companies across all industries are facing increasing scrutiny related to their environmental, social and governance, or ESG, practices and reporting. The SEC and investors have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of ESG reporting. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs, changes in demand for certain offerings, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition or results of operations. We may provide information in this Quarterly Report on Form 10-Q or our other filings with the SEC that are informed by various ESG standards and frameworks (including standards for the measurement of underlying data) and the interest of various stakeholders. Much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change, and our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control. If our ESG practices and reporting do not meet or are viewed as not meeting SEC, investor or other industry or stakeholder expectations, which continue to evolve, our brand, reputation and investor retention may be negatively impacted. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, implement, enhance and comply with various ESG practices and standards. Also, our failure, or perceived failure to meet the standards included in any ESG disclosure could negatively impact our reputation, employee recruiting and retention, and the willingness of our customers and suppliers to do business with us.
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
Purchases of Equity Securities by the Issuer
Net Settlement of Equity Awards
Our restricted stock units are subject to vesting and the underlying shares of common stock are issued when the restricted stock units vest.
In the first quarter of 2024, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.
Share Repurchase Program
On February 29, 2024, the Company announced a share repurchase program of up to $100 million in shares of common stock. Repurchases may be in the form of open market repurchases, including through plans complying with Rule 10b5-1 under the Exchange Act, depending on stock price, market conditions, and other factors, as determined by the Company. There can be no assurance as to the number of shares to be repurchased by the Company.
The following table provides a summary of share repurchase activity as well as shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans during the three months ended March 31, 2024:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (in thousands)

January 1, 2024 through January 31, 2024	27,129	$37.64	—	$—
February 1, 2024 through February 29, 2024	68,182	$37.99	34,154	$98,750
March 1, 2024 through March 31, 2024	729,124	$36.25	689,423	$73,756
Total shares repurchased	824,435	$36.44	723,577
(1)Includes share repurchases and shares withheld on net settlements of restricted stock units that vested under our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
a.On May 9, 2024, the Compensation Committee of the Company’s Board of Directors approved the Progyny, Inc. Executive Severance Plan (the “Severance Plan”) for employees at the level of executive vice president and above. The Severance Plan provides for the payment of severance and other benefits to eligible participants in the event of an involuntary termination of employment by the Company without cause or a resignation of employment by the participant for good reason.

With respect to each participant, the Severance Plan provides that, upon a qualifying termination, the participant will be eligible to receive (i) an amount equal to 12 months of base salary, payable in equal installments, (ii) a pro-rated amount of the participant’s annual bonus, payable in a lump sum, (iii) subsidized COBRA during the 12-month severance period, and (iv) any equity awards that are scheduled to vest during the 12-month period following the participant’s termination date will become vested (collectively, the “Severance Benefits”).

Upon a qualifying termination that occurs within one month prior to or the 12-month period immediately following a change of control, the participant will be eligible to receive (i) the Severance Benefits and (ii) accelerated vesting of 100% of their then-unvested equity awards. In addition, all cash amounts shall be paid in a single lump sum.

In the event that a participant’s employment is terminated due to death or disability, the participant will be eligible to receive only accelerated vesting of 100% of their then-unvested equity awards.

To the extent that a participant is eligible to receive greater severance benefits under an employment agreement currently in effect with the Company, such participant will receive the greater of (x) the benefits under the Severance Plan or (y) the benefits under such participant’s employment agreement.

A participant’s right to receive the severance payments and benefits is subject to their execution and non-revocation of a general release of claims in favor of the Company and their continued compliance with any applicable restrictive covenants.

The foregoing description of the Severance Plan is qualified in its entirety by reference to the complete text of the Severance Plan, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
b.None.

c.On January 26, 2024, Peter Anevski, our Chief Executive Officer, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Anevski’s trading plan is for the sale of up to 1,195,000 shares of the Company’s common stock in amounts and prices determined in accordance with a formula set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or April 30, 2025.
ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Progyny, Inc. Executive Severance Plan.					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_____________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Progyny, Inc. (Registrant)

Date: May 10, 2024	By:	/s/ Peter Anevski
Peter Anevski
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Mark Livingston
Mark Livingston
Chief Financial Officer (Principal Financial and Accounting Officer)