Form 10-Q
period 2024-06-30
Progyny, Inc.
filed 2024-08-07
CIK 1551306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024, the registrant had 90,276,226 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position; our ability to acquire or invest in complementary businesses, products, and technologies; our ability to achieve profitability on an annual basis and sustain such profitability; the sufficiency of our cash and cash equivalents and anticipated sources and uses of cash; our business strategies, plans, objectives and goals; our ability to acquire new clients and successfully engage new and existing clients; our ability to effectively manage our growth; our ability to compete effectively with existing competitors and new market entrants; the impact of recently adopted accounting pronouncements; our ability to attract and retain qualified employees and key personnel; the plans and objectives of management for future operations and capital expenditures; general economic and market trends; the impacts of the COVID-19 pandemic, including variants, on our business, operations and the markets and communities in which we and our clients, members and providers operate; and the potential impact of evolving laws and regulations, including any laws and regulations restricting reproductive rights. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROGYNY, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$94,960	$97,296
Marketable securities	167,228	273,791
Accounts receivable, net of $54,081 and $46,636 of allowances at June 30, 2024 and December 31, 2023, respectively	293,796	241,869
Prepaid expenses and other current assets	26,259	27,451
Total current assets	582,243	640,407
Property and equipment, net	10,637	10,213
Operating lease right-of-use assets	17,806	17,605
Goodwill	15,606	11,880
Intangible assets, net	1,479	—
Deferred tax assets	67,881	73,120
Other noncurrent assets	2,980	3,395
Total assets	$698,632	$756,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151,747	$125,426
Accrued expenses and other current liabilities	73,628	60,524
Total current liabilities	225,375	185,950
Operating lease noncurrent liabilities	17,064	17,241
Total liabilities	242,439	203,191
Commitments and Contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 97,028,118 and 96,348,522 shares issued; 90,711,413 and 96,348,522 shares outstanding at June 30, 2024 and December 31, 2023, respectively	9	9
Additional paid-in capital	519,670	461,639
Treasury stock, at cost, $0.0001 par value; 6,932,685 and 615,980 shares at June 30, 2024 and December 31, 2023, respectively	(188,865)	(1,009)
Accumulated earnings	123,354	89,971
Accumulated other comprehensive income	2,025	2,819
Total stockholders’ equity	456,193	553,429
Total liabilities and stockholders’ equity	$698,632	$756,620
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$304,087	$279,373	$582,165	$537,767
Cost of services	235,806	218,732	451,478	418,486
Gross profit	68,281	60,641	130,687	119,281
Operating expenses:
Sales and marketing	16,421	15,384	31,875	29,666
General and administrative	31,173	30,073	59,602	59,420
Total operating expenses	47,594	45,457	91,477	89,086
Income from operations	20,687	15,184	39,210	30,195
Other income, net:
Other income, net	3,564	1,277	6,924	1,775
Interest income, net	816	706	1,448	1,528
Total other income, net	4,380	1,983	8,372	3,303
Income before income taxes	25,067	17,167	47,582	33,498
Provision for income taxes	8,582	2,176	14,199	829
Net income	$16,485	$14,991	$33,383	$32,669
Net income per share:
Basic	$0.18	$0.16	$0.35	$0.35
Diluted	$0.17	$0.15	$0.34	$0.33
Weighted-average shares used in computing net income per share:
Basic	93,868,409	94,738,651	95,160,085	94,290,653
Diluted	97,839,576	100,615,919	99,456,335	100,391,573
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statement of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$16,485	$14,991	$33,383	$32,669
Other comprehensive (loss) income, net of tax
Unrealized gains on marketable securities before reclassifications	1,915	1,191	4,313	1,916
Reclassification of gains on the sale of marketable securities into net income	(2,630)	(822)	(5,118)	(1,324)
Net change on unrealized gains on marketable securities	(715)	369	(805)	592
Foreign currency translation adjustments	(10)	(11)	11	(11)
Total other comprehensive (loss) income, net of tax	(725)	358	(794)	581
Total comprehensive income	$15,760	$15,349	$32,589	$33,250
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount

For the three months ended June 30, 2024:
Balance at March 31, 2024	96,115,816	$9	$(27,367)	$489,343	$106,869	$2,750	$571,604
Issuance of employee equity awards, net of shares withheld	188,725	0	—	(2,992)	—	—	(2,992)
Stock-based compensation	—	—	—	33,319	—	—	33,319
Repurchase of common stock	(5,593,128)	—	(161,498)	—	—	—	(161,498)
Other comprehensive loss, net of tax	—	—	—	—	—	(725)	(725)
Net income	—	—	—	—	16,485	—	16,485
Balance at June 30, 2024	90,711,413	$9	$(188,865)	$519,670	$123,354	$2,025	$456,193

For the three months ended June 30, 2023:
Balance at March 31, 2023	94,319,215	$9	$(1,009)	$379,065	$45,612	$724	$424,401
Issuance of employee equity awards, net of shares withheld	846,038	0	—	(2,150)	—	—	(2,150)
Stock-based compensation	—	—	—	31,899	—	—	31,899
Other comprehensive income, net of tax	—	—	—	—	—	358	358
Net income	—	—	—	—	14,991	—	14,991
Balance at June 30, 2023	95,165,253	$9	$(1,009)	$408,814	$60,603	$1,082	$469,499

For the six months ended June 30, 2024:
Balance at December 31, 2023	96,348,522	$9	$(1,009)	$461,639	$89,971	$2,819	$553,429
Issuance of employee equity awards, net of shares withheld	679,596	0	—	(6,494)	—	—	(6,494)
Stock-based compensation	—	—	—	64,525	—	—	64,525
Repurchase of common stock	(6,316,705)	—	(187,856)	—	—	—	(187,856)
Other comprehensive loss, net of tax	—	—	—	—	—	(794)	(794)
Net income	—	—	—	—	33,383	—	33,383
Balance at June 30, 2024	90,711,413	$9	$(188,865)	$519,670	$123,354	$2,025	$456,193

For the six months ended June 30, 2023:
Balance at December 31, 2022	93,301,156	$9	$(1,009)	$349,533	$27,934	$501	$376,968
Issuance of employee equity awards, net of shares withheld	1,864,097	0	—	(3,565)	—	—	(3,565)
Stock-based compensation	—	—	—	62,846	—	—	62,846
Other comprehensive income, net of tax	—	—	—	—	—	581	581
Net income	—	—	—	—	32,669	—	32,669
Balance at June 30, 2023	95,165,253	$9	$(1,009)	$408,814	$60,603	$1,082	$469,499
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$33,383	$32,669
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	5,522	824
Non-cash interest income	(77)	—
Depreciation and amortization	1,470	1,068
Stock-based compensation expense	64,088	62,561
Bad debt expense	9,572	9,794
Realized gains on sale of marketable securities	(6,987)	(1,324)
Foreign currency exchange rate loss (gain)	30	(7)
Changes in operating assets and liabilities:
Accounts receivable	(61,496)	(34,686)
Prepaid expenses and other current assets	1,279	(9,189)
Accounts payable	26,396	20,853
Accrued expenses and other current liabilities	8,860	13,829
Other noncurrent assets and liabilities	386	581
Net cash provided by operating activities	82,426	96,973

INVESTING ACTIVITIES
Purchase of property and equipment, net	(1,716)	(2,010)
Purchase of marketable securities	(158,639)	(120,599)
Sale of marketable securities	271,099	79,813
Acquisition of business, net of cash acquired	(5,304)	—
Net cash provided by (used in) investing activities	105,440	(42,796)

FINANCING ACTIVITIES
Repurchase of common stock	(183,723)	—
Proceeds from exercise of stock options	988	3,124
Payment of employee taxes related to equity awards	(8,172)	(7,426)
Proceeds from contributions to employee stock purchase plan	707	617
Net cash used in financing activities	(190,200)	(3,685)
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net (decrease) increase in cash and cash equivalents	(2,336)	50,492
Cash and cash equivalents, beginning of period	97,296	120,078
Cash and cash equivalents, end of period	$94,960	$170,570

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$17,317	$698
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$158	$438
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
Basis of Presentation
The accompanying interim unaudited consolidated financial statements include the accounts of Progyny, Inc. and its wholly owned subsidiaries. The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”) applicable to interim financial reporting. These interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial position as of June 30, 2024, the results of the Company's operations for the three and six months ended June 30, 2024 and 2023 and the results of the Company's cash flows for the six months ended June 30, 2024 and 2023. Therefore, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024 (the “Annual Report on Form 10-K”).
The results for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results expected for the year ending December 31, 2024 or any other future period. Additionally, the coronavirus (“COVID-19”) pandemic continues to evolve and due to the uncertainty of the pandemic, including variants, the Company’s customers and members, provider network, specialty pharmacy partners, employees, suppliers, vendors, and other business partners may continue to be impacted in future periods. A resurgence of COVID-19 could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company will continue to assess these potential impacts to its business and will make adjustments to its operations as necessary.
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
The Company does not disclose the transaction price allocated to remaining performance obligations because all of the transaction price is variable and is allocated to the distinct periods to which the services relate, as discussed above. The remaining contract term is typically less than one year, due to the client’s contractual termination options. There were no material contract asset or contract liability balances as of June 30, 2024 and December 31, 2023.
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
As of June 30, 2024 and December 31, 2023, accrued receivables were $67.6 million and $45.8 million, respectively. Accrued receivables are included within accounts receivable in the consolidated balance sheet.
Accrued claims payable of $40.0 million and $30.3 million as of June 30, 2024 and December 31, 2023, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms.
As of June 30, 2024 and December 31, 2023, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $76.5 million and $45.1 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the consolidated balance sheet.
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

Six Months Ended June 30, 2024	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$46,636	$9,572	$(2,127)	$54,081
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
3.Revenue
Disaggregated revenue
The following table disaggregates revenue by service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Fertility benefits services revenue	$193,563	$172,738	$363,332	$329,883
Pharmacy benefits services revenue	110,524	106,635	218,833	207,884
Total revenue	$304,087	$279,373	$582,165	$537,767

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
As of June 30, 2024 and December 31, 2023, the Company had $96.4 million and $35.2 million, respectively, in financial assets held in money market accounts and $167.2 million and $273.8 million, respectively, held in marketable securities, including U.S. treasury bills. All were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets.
As of June 30, 2024 and December 31, 2023, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.
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
In February 2023, the Company's lease agreement for the additional 24,099 square foot office in its corporate offices commenced in New York, NY and is expected to expire in the fourth quarter of 2035. In accordance with ASC 842, the Company recorded right-of-use assets and lease liabilities of $12.2 million and $12.1 million, respectively. Pursuant to the lease, the Company is obligated to pay the base rent of approximately $1.4 million per annum through the end of the fifth lease year and approximately $1.5 million per annum thereafter through the expiration date.
The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for the three months ended June 30, 2024 and 2023 was $0.7 million and $0.6 million, respectively. For the six months ended June 30, 2024 and 2023, lease expense was $1.3 million and $1.0 million, respectively.
Cash outflows from operating activities attributable to the operating leases for the six months ended June 30, 2024 and 2023 was $0.9 million and $0.6 million, respectively.

Information related to the Company's leases is as follows (in thousands):

	Balance Sheet Location	June 30, 2024	December 31, 2023
Operating Leases
Right-of-use asset	Operating lease right-of-use assets	$17,806	$17,605
Short-term lease liabilities	Accrued expenses and other current liabilities	$2,802	$2,149
Long-term lease liabilities	Operating lease noncurrent liabilities	$17,064	$17,241

Other information
Weighted-average remaining lease term, operating lease		9.0 years	9.6 years
Weighted-average discount rate, operating lease		4.60%	4.60%
Future minimum facility lease payments related to the Company's operating lease liabilities as of June 30, 2024 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments as of June 30, 2024
2024	$1,453
2025	2,992
2026	2,992
2027	2,992
2028	2,992
Thereafter	10,998
Total undiscounted lease payments	$24,419
Less: imputed interest	4,553
Present value of lease liabilities	$19,866
Less: current portion of operating lease liabilities	2,802
Operating lease noncurrent liabilities	$17,064
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

7.Stockholders' Equity
Share Repurchase Programs
In February 2024, the Company’s Board of Directors authorized a share repurchase program of up to $100 million in shares of common stock (the “February 2024 share repurchase program”). In May 2024, the Company’s Board of Directors authorized an additional share repurchase program of up to $100 million in shares of common stock (the “May 2024 share repurchase program”).
During the six months ended June 30, 2024, the Company repurchased a total of 6,316,705 shares of common stock under the share repurchase programs at an average price per share of $29.45 and a total cost of $187.9 million, inclusive of excise taxes and trading fees. As of July 2024, the February share repurchase program and the May 2024 share repurchase program were completed, and no amounts remained available for repurchase under the programs.
In August 2024, the Company’s Board of Directors authorized an additional share repurchase program of up to $100 million in shares of common stock (the “August 2024 share repurchase program”). Repurchases under the program may be made in the form of open market repurchases, including through plans complying with Rule 10b5-1 under the Exchange Act, depending on stock price, market conditions, and other factors, as determined by the Company. There can be no assurance as to the number of shares to be repurchased by the Company under the August 2024 share repurchase program.
Stock-based Compensation Expense
The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of services	$9,448	$8,812	$18,481	$17,026
Sales and marketing	7,911	6,883	15,414	13,451
General and administrative	15,677	16,058	30,193	32,084
Total stock-based compensation expense	$33,036	$31,753	$64,088	$62,561
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following (in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total
Balance at beginning of period	$2,739	$11	$2,750	$719	$5	$724
Other comprehensive income before reclassifications, net of tax(1)	1,915	(10)	1,905	1,191	(11)	1,180
Amounts reclassified from accumulated other comprehensive income, net of tax(3)	(2,630)	—	(2,630)	(822)	—	(822)
Net current period other comprehensive (loss) income	(715)	(10)	(725)	369	(11)	358
Balance at end of period	$2,024	$1	$2,025	$1,088	$(6)	$1,082

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total
Balance at beginning of period	$2,829	$(10)	$2,819	$496	$5	$501
Other comprehensive income before reclassifications, net of tax(2)	4,313	11	4,324	1,916	(11)	1,905
Amounts reclassified from accumulated other comprehensive income, net of tax(3)	(5,118)	—	(5,118)	(1,324)	—	(1,324)
Net current period other comprehensive (loss) income	(805)	11	(794)	592	(11)	581
Balance at end of period	$2,024	$1	$2,025	$1,088	$(6)	$1,082
________________________________
(1) Represents unrealized gains of $2.6 million, net of tax expense of $0.7 million, for the three months ended June 30, 2024 and unrealized gains of $1.2 million, net of tax expense of $0, for the three months ended June 30, 2023
(2) Represents unrealized gains of $5.9 million, net of tax expense of $1.6 million, for the six months ended June 30, 2024 and unrealized gains of $1.9 million, net of tax expense of $0, for the six months ended June 30, 2023
(3) The effects on net income of amounts reclassified from accumulated other comprehensive income were as follows (in thousands):

Details about Accumulated Other Comprehensive Income Component	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in Statement of Operations
	2024	2023	2024	2023
Gains on marketable securities	$3,593	$822	$6,988	$1,324	Other income, net
	3,593	822	6,988	1,324	Income before income taxes
	963	—	1,870	—	Provision for income taxes
	$2,630	$822	$5,118	$1,324	Net income
8.Income Taxes
For the six months ended June 30, 2024 and 2023, the Company calculated its year-to-date provision for income taxes by applying the estimated annual effective tax rate to the year-to-date profit from operations before income taxes and adjusts the provision for income taxes for discrete tax items recorded in the period. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income before income taxes and any significant permanent tax items. During the six months ended June 30, 2024 and 2023, the Company recorded a provision for income taxes of $14.2 million and $0.8 million, respectively, primarily driven by the Company's operating profit, partially offset by equity compensation activity that occurred during each period.
9.Acquisitions
On June 17, 2024, the Company completed its acquisition of Apryl GmbH, a Berlin-based fertility benefits platform, to expand its global offering. The transaction was for a purchase price of €5.1 million, or $5.5 million based on the exchange rate on the acquisition closing date, and was accounted for using the acquisition method. As a result, tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Any excess consideration over the fair value of the assets and liabilities assumed was recognized as goodwill and is subject to revision as the purchase price allocation is completed during the measurement period (up to one year from acquisition date). This acquisition did not have a material impact on the Company’s consolidated financial statements.
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

	Three Months Ended June 30		Six Months Ended June 30,
	2024	2023	2024	2023
Basic net income per common share:
Numerator:
Net income	$16,485	$14,991	$33,383	$32,669

Denominator:
Weighted-average shares used in computing basic net income per share	93,868,409	94,738,651	95,160,085	94,290,653
Basic net income per share	$0.18	$0.16	$0.35	$0.35

Diluted net income per common share:
Numerator:
Net income	$16,485	$14,991	$33,383	$32,669

Denominator:
Weighted-average shares used in computing basic net income per share	93,868,409	94,738,651	95,160,085	94,290,653
Effect of dilutive securities
Options to purchase common stock	3,558,853	4,964,878	3,748,342	5,276,642
Shares issuable under ESPP	3,040	1,647	4,523	105
Warrants to purchase common stock	288,081	538,316	290,035	537,118
Restricted stock units	121,193	372,427	253,350	287,055
Total effect of dilutive securities	3,971,167	5,877,268	4,296,250	6,100,920
Weighted-average shares used in computing diluted net income per share	97,839,576	100,615,919	99,456,335	100,391,573
Diluted net income per share	$0.17	$0.15	$0.34	$0.33
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted income per share for the period presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	13,667,019	11,952,205	13,111,238	11,866,389
Restricted stock units	2,442,920	1,089,701	1,558,562	1,487,082
Total	16,109,939	13,041,906	14,669,800	13,353,471

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
Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our current base of clients to over 460 with at least 1,000 covered lives. We currently provide coverage to approximately 6.4 million employees and their partners (known in our industry as covered lives), whom we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since inception, and our member satisfaction over that same time period is evidenced by our industry-leading Net Promoter Score, or NPS, of +80 for our fertility benefits solution and +80 for our integrated pharmacy benefits solution, Progyny Rx as of December 31, 2023. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

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
Our Clients. We currently serve over 460 employers with at least 1,000 covered lives in the United States across more than 40 industries. Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 600,000 employees, represent approximately 6.4 million covered lives.
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
•Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% of our total revenue for the six months ended June 30, 2024 and 2023, respectively.
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
Member and Client Base. Our addressable market is primarily large self-insured employers as well as labor populations under the Labor Management Relations Act of 1947 (also known as the Taft-Hartley Act) and federal government populations. There are approximately 8,000 employers in the United States who have a minimum of 1,000 employees, who together with Taft-Hartley labor populations and federal government populations, represent approximately 106 million potential covered lives in total. Our current member base of approximately 6.4 million covered lives represents a mid-single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of June 30, 2024 and December 31, 2023, we served 463 and 392 clients, respectively, representing 6,410,000 and 5,418,000 members, respectively.
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
Benefits Utilization. A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to approximately 6.4 million members as of June 30, 2024.
The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Assisted Reproductive Treatment (ART) Cycles(1)	15,562	14,771	30,364	27,942
Utilization - All Members(2)	0.55%	0.57%	0.84%	0.85%
Utilization - Female Only(2)	0.47%	0.50%	0.71%	0.73%
Average Members(3)	6,409,000	5,340,000	6,347,000	5,330,000
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
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenue	$304,087	$279,373	$582,165	$537,767
Cost of services(1)	235,806	218,732	451,478	418,486
Gross profit	68,281	60,641	130,687	119,281
Operating expenses:
Sales and marketing(1)	16,421	15,384	31,875	29,666
General and administrative(1)	31,173	30,073	59,602	59,420
Total operating expenses	47,594	45,457	91,477	89,086
Income from operations	20,687	15,184	39,210	30,195
Other income, net	4,380	1,983	8,372	3,303
Income before income taxes	25,067	17,167	47,582	33,498
Provision for income taxes	8,582	2,176	14,199	829
Net income	$16,485	$14,991	$33,383	$32,669
________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of services	$9,448	$8,812	$18,481	$17,026
Sales and marketing	7,911	6,883	15,414	13,451
General and administrative	15,677	16,058	30,193	32,084
Total stock‑based compensation expense	$33,036	$31,753	$64,088	$62,561

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	77.5	78.3	77.6	77.8
Gross profit	22.5	21.7	22.4	22.2
Operating expenses:
Sales and marketing	5.4	5.5	5.5	5.5
General and administrative	10.3	10.8	10.2	11.1
Total operating expenses	15.7	16.3	15.7	16.6
Income from operations	6.8	5.4	6.7	5.6
Other income, net	1.4	0.7	1.4	0.6
Income before income taxes	8.2	6.1	8.2	6.2
Provision for income taxes	2.8	0.7	2.4	0.1
Net income	5.4%	5.4%	5.7%	6.1%
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
We calculate Adjusted EBITDA as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, other income, net, interest income, net, and provision for income taxes. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with U.S. GAAP, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Net income	$16,485	$14,991	$33,383	$32,669
Add:
Depreciation and amortization	754	527	1,470	1,068
Stock‑based compensation expense	33,036	31,753	64,088	62,561
Other income, net	(3,564)	(1,277)	(6,924)	(1,775)
Interest income, net	(816)	(706)	(1,448)	(1,528)
Provision for income taxes	8,582	2,176	14,199	829
Adjusted EBITDA	$54,477	$47,464	$104,768	$93,824
Comparison of Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,
	2024	2023	% Change

	(dollars in thousands)
Revenue	$304,087	$279,373	9%
Revenue increased by $24.7 million, or 9%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase is primarily due to a $20.8 million, or 12%, increase in revenue from our fertility benefits solution and a $3.9 million, or 4%, increase in revenue from our Progyny Rx solution. The increases in revenue from our fertility benefits solution and Progyny Rx solution were primarily due to the increase in the number of clients and covered lives.
Cost of Services

	Three Months Ended June 30,
	2024	2023	% Change

	(dollars in thousands)
Cost of services	$235,806	$218,732	8%
Cost of services increased by $17.1 million, or 8%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatment delivered. This increase was also attributable to an increase in personnel-related costs primarily due to incremental headcount as well as a $0.6 million increase in stock-based compensation expense.
Gross Profit and Gross Margin

	Three Months Ended June 30,
	2024	2023	% Change

	(dollars in thousands)
Gross profit	$68,281	$60,641	13%
Gross margin	22.5%	21.7%
Gross profit increased by $7.6 million, or 13%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Gross margin increased 80 basis points for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to ongoing efficiencies realized in the delivery of our care management services, partially offset by an increase in personnel-related costs.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended June 30,
	2024	2023	% Change

	(dollars in thousands)
Sales and marketing	$16,421	$15,384	7%
Sales and marketing expense increased by $1.0 million, or 7% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was due to a $0.8 million increase in personnel-related costs mainly attributable to an increase in stock-based compensation expense, as well as a $0.2 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Three Months Ended June 30,
	2024	2023	% Change

	(dollars in thousands)
General and administrative	$31,173	$30,073	4%
General and administrative expense increased by $1.1 million, or 4%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was due to a $1.3 million increase in personnel-related costs attributable to incremental headcount, and a $0.2 million increase in bad debt expense driven by our revenue growth, partially offset by a $0.4 million decrease in other related general and administrative expenses.
Other Income, Net

	Three Months Ended June 30,
	2024	2023	% Change

	(dollars in thousands)
Other income, net	$4,380	$1,983	121%
Other income, net increased by $2.4 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to an increase in investment and interest income.
Provision for Income Taxes

	Three Months Ended June 30,
	2024	2023	% Change

	(dollars in thousands)
Provision for income taxes	$8,582	$2,176	294%
For the three months ended June 30, 2024, we recorded a provision for income taxes of $8.6 million, as compared to $2.2 million for the three months ended June 30, 2023, primarily due to the higher operating profit as well as a decrease in tax benefits for equity compensation, including discrete tax benefits, in the current year period.

Comparison of Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,
	2024	2023	% Change

	(dollars in thousands)
Revenue	$582,165	$537,767	8%
Revenue increased by $44.4 million, or 8%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase is primarily due to a $33.4 million, or 10%, increase in revenue from our fertility benefits solution and a $10.9 million, or 5%, increase in revenue from our Progyny Rx solution. The increases in revenue from our fertility benefits solution and Progyny Rx solution were primarily due to the increase in the number of clients and covered lives.
Cost of Services

	Six Months Ended June 30,
	2024	2023	% Change

	(dollars in thousands)
Cost of services	$451,478	$418,486	8%
Cost of services increased by $33.0 million, or 8%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered. This increase was also attributable to an increase in personnel-related costs primarily due to incremental headcount as well as a $1.5 million increase in stock-based compensation expense.
Gross Profit and Gross Margin

	Six Months Ended June 30,
	2024	2023	% Change

	(dollars in thousands)
Gross profit	$130,687	$119,281	10%
Gross margin	22.4%	22.2%
Gross profit increased by $11.4 million, or 10%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Gross margin increased 20 basis points for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to ongoing efficiencies realized in the delivery of our care management services, partially offset by an increase in personnel-related costs.

Operating Expenses
Sales and Marketing Expense

	Six Months Ended June 30,
	2024	2023	% Change

	(dollars in thousands)
Sales and marketing	$31,875	$29,666	7%
Sales and marketing expense increased by $2.2 million, or 7% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily due to a $1.9 million increase in personnel-related costs attributable to an increase in stock-based compensation expense, as well as a $0.3 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Six Months Ended June 30,
	2024	2023	% Change

	(dollars in thousands)
General and administrative	$59,602	$59,420	0%
General and administrative expense increased by $0.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily due to a $1.3 million increase in personnel-related costs attributable to incremental headcount, largely offset by a $0.9 million decrease in other related general and administrative expenses, as well as a $0.2 million decrease in bad debt expense.
Other Income, Net

	Six Months Ended June 30,
	2024	2023	% Change

	(dollars in thousands)
Other income, net	$8,372	$3,303	153%
Other income, net increased by $5.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to an increase in investment income.
Provision for Income Taxes

	Six Months Ended June 30,
	2024	2023	% Change

	(dollars in thousands)
Provision for income taxes	$14,199	$829	1,613%
For the six months ended June 30, 2024, we recorded a provision for income taxes of $14.2 million as compared to $0.8 million for the six months ended June 30, 2023, primarily due to the higher operating profit as well as a decrease in tax benefits for equity compensation, including discrete tax benefits, in the current year period.
Liquidity and Capital Resources
As of June 30, 2024, we had $95.0 million of cash and cash equivalents and $167.2 million of marketable securities. Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities, including our initial public offering. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.
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
Other than the prior impact on our revenue growth and the related cash flows resulting from the various restrictions on activities due to the COVID-19 pandemic, as of June 30, 2024, our sources and uses of cash were not otherwise significantly impacted by the COVID-19 pandemic and, to date based on the information currently available to us, we have not identified and do not expect any material liquidity deficiencies as a result of the COVID-19 pandemic. For additional information on the various risks posed by the COVID-19 pandemic, please refer to Part II, Item 1A. "Risk Factors" included in this Quarterly Report on Form 10-Q.
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
The following table summarizes our cash flows from operations for the periods presented:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Cash provided by operating activities	$82,426	$96,973
Cash provided by (used in) investing activities	105,440	(42,796)
Cash used in financing activities	(190,200)	(3,685)
Effect of exchange rate changes on cash and cash equivalents	(2)	0
Net (decrease) increase in cash and cash equivalents	$(2,336)	$50,492
Operating Activities
Net cash provided by operating activities was $82.4 million for the six months ended June 30, 2024, primarily consisting of net income of $33.4 million adjusted for certain items, which include $64.1 million of stock-based compensation expense, $9.6 million of bad debt expense, $7.0 million of realized gains on the sale of marketable securities, $5.5 million of deferred tax expense, and $1.5 million of depreciation and amortization. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $61.5 million, partially offset by cash provided by operating activities from increases in accounts payable of $26.4 million, accrued expenses and other current liabilities of $8.9 million, and other noncurrent assets and liabilities of $0.4 million as well as a decrease in prepaid expenses and other current assets of $1.3 million. These changes were a result of the impact of revenue growth and our operating results as well as the timing of cash collections and payments to third parties, including $17.3 million of cash paid for income taxes, net of refunds received in the six months ended June 30, 2024.
Net cash provided by operating activities was $97.0 million for the six months ended June 30, 2023, primarily consisting of net income of $32.7 million adjusted for certain non-cash items, which include $62.6 million of stock-based compensation expense, $9.8 million of bad debt expense, $1.3 million of realized gains on the sale of marketable securities, $1.1 million of depreciation and amortization, and $0.8 million of deferred tax expense. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $34.7 million and prepaid expenses and other current assets of $9.2 million, partially offset by cash provided by operating activities from increases in accounts payable of $20.9 million, accrued expenses and other current liabilities of $13.8 million, and other noncurrent assets and liabilities of $0.6 million. These changes were a result of the impact of revenue growth and our operating results as well as new agreements with our pharmacy program partners, which included more favorable payment receipt terms and resulted in an additional receipt in the six months ended June 30, 2023, and the timing of cash collections and payments to third parties.
Investing Activities
Net cash provided by investing activities was $105.4 million for the six months ended June 30, 2024, which primarily consisted of net proceeds from marketable securities of $112.5 million, partially offset by $5.3 million used for a business acquisition, net of cash acquired. For the six months ended June 30, 2023, net cash used in investing activities was $42.8 million, which primarily consisted of net investments in marketable securities of $40.8 million. The remainder of the activity for each of the six months ended June 30, 2024 and June 30, 2023 consisted of purchases of computers, software, including capitalized software development costs, and leasehold improvements.
Financing Activities
Net cash used in financing activities was $190.2 million for the six months ended June 30, 2024, consisting of repurchases of $183.7 million of common stock under the February 2024 and May 2024 share repurchase programs and payments of $8.2 million for employee taxes related to equity awards, partially offset by $1.0 million in proceeds from stock option exercises and $0.7 million in proceeds from contributions to our employee stock purchase plan.
Net cash used in financing activities was $3.7 million for the six months ended June 30, 2023, consisting of payments of $7.4 million for employee taxes related to equity awards, partially offset by $3.1 million in proceeds from stock option exercises and $0.6 million in proceeds from contributions to our employee stock purchase plan.
Share Repurchase Programs
In February 2024, our Board of Directors authorized a share repurchase program of up to $100 million in shares of common stock (the “February 2024 share repurchase program”). In May 2024, our Board of Directors authorized an additional share repurchase program of up to $100 million in shares of common stock (the “May 2024 share repurchase program”).
During the six months ended June 30, 2024, we repurchased a total of 6,316,705 shares of common stock under the share repurchase programs at an average price per share of $29.45 and a total cost of $187.9 million, inclusive of excise taxes and trading fees. To date, we repurchased a total of 6,805,426 shares of common stock under the share repurchase programs for a total cost of $200.1 million, inclusive of trading fees. As of July 2024, the February 2024 share repurchase program and May 2024 share repurchase program were completed, and no amount remained available for repurchase under the programs.
In August 2024, our Board of Directors authorized an additional share repurchase program of up to $100 million in shares of common stock (the “August 2024 share repurchase program”). Repurchases under the program may be made in the form of open market repurchases, including through plans complying with Rule 10b5-1 under the Exchange Act, depending on stock price, market conditions, and other factors, as determined by the Company. There can be no assurance as to the number of shares to be repurchased by us under the August 2024 share repurchase program.
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
In February 2022, we entered into a lease agreement for additional space in our corporate offices in New York, New York, consisting of a 24,099 square foot office and a 21,262 square foot office, and also for continued occupancy of the 25,212 square foot office after the expiration of the current sublease. For the 24,099 square foot office, we will pay the base rent of approximately $1.4 million per year through the end of the fifth lease year and approximately $1.5 million per year thereafter through the fourth quarter of 2035, the expected expiration date. For the 21,262 square foot office, we will pay the base rent of approximately $1.3 million starting in the fourth quarter of 2025 for five years and approximately $1.4 million per year thereafter through the fourth quarter of 2035, the expected expiration date. For our current 25,212 square foot office, we will pay the base rent of approximately $1.6 million per year beginning in June 2029 through the fourth quarter of 2035, the expected expiration date.
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
At June 30, 2024, we had cash and cash equivalents of $95.0 million and marketable securities of $167.2 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have provided and may continue to provide guidance about our business and future results of operations. On August 6, 2024, we issued guidance for the third quarter of 2024 and full year 2024. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given and may be revised at a later time, solely in our discretion, as we learn more information. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In developing this guidance, our management must make certain assumptions and judgments, including but not limited to, our business strategy, plans, goals, expectations concerning our market position, future operations and other financial and operating information, as well as the impact of events outside of our control (such as macroeconomic conditions), the COVID-19 pandemic, or shortages of fertility medications that are or were at this time inherently difficult to predict. While the guidance may be presented with numerical specificity, it is necessarily speculative in nature. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our business and future results of operations. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of our future results of operations fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
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
We currently serve over 460 employers with at least 1,000 covered lives in the United States across more than 40 industries. For the six months ended June 30, 2024, one of our clients accounted for 12% of our total revenue. For the six months ended June 30, 2023, one of our clients accounted for 13% of our total revenue. No other clients accounted for more than 10% of our total revenue for the six months ended June 30, 2024 and 2023. Engagement with these clients is generally covered through contracts that are multi-year in duration. These clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. Our clients could also renegotiate pricing terms at the time of renewal, which could have a negative impact on our revenue. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including reductions in workforce or heightened employee attrition, changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.
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
We do not control nor can we impact the level of utilization of our solutions or the mix of utilization of our solutions for each of our clients, in particular for newer clients. A significant reduction in the number of members using our solutions could adversely affect our business, financial condition and results of operations. Factors that have and could continue to contribute to a reduction in the use of our solutions include: reductions in workforce by existing clients; general economic downturn that results in business failures and high unemployment rates; impacts related to outbreaks and resurgence of contagious diseases and/or the worsening thereof, including the COVID-19 pandemic; employers no longer offering comprehensive health coverage or offering alternative solutions such as coverage on a voluntary, employee-funded basis; labor shortages at our clinics; federal and state legal and/or regulatory changes; changes to taxability of medical benefits; failure to adapt and respond effectively to the changing medical landscape, changing laws, regulations and government enforcement priorities, changing client needs, requirements or preferences; premium increases and benefits changes; or negative publicity through social media or otherwise and news coverage.
It is also difficult for us to predict the level or mix of utilization of our services at the member level nor do we have any control over the level or mix of utilization of our services. If the actual utilization of our services by members is significantly greater than budgeted, the client may be responsible for corresponding costs that exceed its planned expenditure. If we cannot help our clients accurately predict the level of utilization by their employees, our clients may turn to alternative solutions, and our business and profitability would be adversely impacted. In addition, higher clinical success rates and other factors could also impact timing and treatment paths, which may result in lower revenue per utilizing member.
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
In the second quarter of 2024, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.
Share Repurchase Programs
On February 29, 2024, the Company announced the February 2024 share repurchase program of up to $100 million in shares of common stock. On May 22, 2024, the Company announced the May 2024 share repurchase program of up to an additional $100 million in shares of common stock. On August 6, 2024, the Company announced the August 2024 share repurchase program of up to an additional $100 million in shares of common stock. Repurchases under all programs may be in the form of open market repurchases, including through plans complying with Rule 10b5-1 under the Exchange Act, depending on stock price, market conditions, and other factors, as determined by the Company. There can be no assurance as to the number of shares to be repurchased by the Company.
The following table provides a summary of share repurchase activity as well as shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans during the three months ended June 30, 2024:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (in thousands)

April 1, 2024 through April 30, 2024	973,484	$33.84	946,194	$41,794
May 1, 2024 through May 31, 2024	2,559,290	$27.78	2,522,538	$71,700
June 1, 2024 through June 30, 2024	2,143,109	$27.22	2,124,396	$13,871
Total shares repurchased	5,675,883	$28.61	5,593,128
(1)Includes share repurchases and shares withheld on net settlements of restricted stock units that vested under our equity incentive plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
a.None.
b.None.
c.During the three months ended June 30, 2024, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows:
On May 14, 2024, Allison Swartz, our General Counsel and Secretary, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Swartz’s trading plan is for the sale of up to 17,241 shares of our common stock in amounts and prices determined in accordance with a formula set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or May 14, 2025.
On June 25, 2024, Beth Seidenberg, a director of the Company, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Seidenberg’s trading plan is for the sale of up to 283,999 shares of the Company’s common stock in amounts and prices determined in accordance with a formula set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or June 24, 2025.

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

Progyny, Inc. (Registrant)

Date: August 7, 2024	By:	/s/ Peter Anevski
Peter Anevski
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Mark Livingston
Mark Livingston
Chief Financial Officer (Principal Financial and Accounting Officer)