Form 10-Q
period 2024-09-30
Progyny, Inc.
filed 2024-11-12
CIK 1551306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, the registrant had 85,153,267 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROGYNY, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$91,480	$97,296
Marketable securities	144,240	273,791
Accounts receivable, net of $55,671 and $46,636 of allowances at September 30, 2024 and December 31, 2023, respectively	280,724	241,869
Prepaid expenses and other current assets	29,858	27,451
Total current assets	546,302	640,407
Property and equipment, net	11,928	10,213
Operating lease right-of-use assets	17,439	17,605
Goodwill	15,796	11,880
Intangible assets, net	1,448	—
Deferred tax assets	63,757	73,120
Other noncurrent assets	3,302	3,395
Total assets	$659,972	$756,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130,463	$125,426
Accrued expenses and other current liabilities	78,008	60,524
Total current liabilities	208,471	185,950
Operating lease noncurrent liabilities	16,625	17,241
Total liabilities	225,096	203,191
Commitments and Contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 97,477,153 and 96,348,522 shares issued; 88,343,258 and 96,348,522 shares outstanding at September 30, 2024 and December 31, 2023, respectively	9	9
Additional paid-in capital	551,587	461,639
Treasury stock, at cost, $0.0001 par value; 9,749,875 and 615,980 shares at September 30, 2024 and December 31, 2023, respectively	(250,825)	(1,009)
Accumulated earnings	133,775	89,971
Accumulated other comprehensive income	330	2,819
Total stockholders’ equity	434,876	553,429
Total liabilities and stockholders’ equity	$659,972	$756,620
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$286,625	$280,891	$868,790	$818,658
Cost of services	227,381	218,267	678,859	636,753
Gross profit	59,244	62,624	189,931	181,905
Operating expenses:
Sales and marketing	16,457	14,911	48,332	44,577
General and administrative	30,329	29,524	89,931	88,944
Total operating expenses	46,786	44,435	138,263	133,521
Income from operations	12,458	18,189	51,668	48,384
Interest and other income, net	5,504	2,742	13,876	6,045
Income before income taxes	17,962	20,931	65,544	54,429
Provision for income taxes	7,541	5,033	21,740	5,862
Net income	$10,421	$15,898	$43,804	$48,567
Net income per share:
Basic	$0.12	$0.17	$0.48	$0.51
Diluted	$0.11	$0.16	$0.46	$0.48
Weighted-average shares used in computing net income per share:
Basic	90,067,675	95,502,250	91,650,576	94,698,616
Diluted	93,821,812	100,879,576	95,758,529	100,552,705
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statement of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$10,421	$15,898	$43,804	$48,567
Other comprehensive (loss) income, net of tax
Unrealized gains on marketable securities before reclassifications	271	2,131	4,584	4,047
Reclassification of gains on the sale of marketable securities into net income	(2,193)	(1,377)	(7,311)	(2,701)
Net change on unrealized gains on marketable securities	(1,922)	754	(2,727)	1,346
Foreign currency translation adjustments	227	12	238	1
Total other comprehensive (loss) income, net of tax	(1,695)	766	(2,489)	1,347
Total comprehensive income	$8,726	$16,664	$41,315	$49,914
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount

For the three months ended September 30, 2024:
Balance at June 30, 2024	90,711,413	$9	$(188,865)	$519,670	$123,354	$2,025	$456,193
Issuance of employee equity awards, net of shares withheld	169,168	0	—	(1,556)	—	—	(1,556)
Stock-based compensation	—	—	—	33,473	—	—	33,473
Repurchase of common stock	(2,817,190)	—	(61,960)	—	—	—	(61,960)
Warrant exercise	279,867	—	—	0			0
Other comprehensive loss, net of tax	—	—	—	—	—	(1,695)	(1,695)
Net income	—	—	—	—	10,421	—	10,421
Balance at September 30, 2024	88,343,258	$9	$(250,825)	$551,587	$133,775	$330	$434,876

For the three months ended September 30, 2023:
Balance at June 30, 2023	95,165,253	$9	$(1,009)	$408,814	$60,603	$1,082	$469,499
Issuance of employee equity awards, net of shares withheld	351,765	0	—	(2,175)	—	—	(2,175)
Stock-based compensation	—	—	—	31,405	—	—	31,405
Warrant exercise	247,672	0	—	0	—	—	0
Other comprehensive income, net of tax	—	—	—	—	—	766	766
Net income	—	—	—	—	15,898	—	15,898
Balance at September 30, 2023	95,764,690	$9	$(1,009)	$438,044	$76,501	$1,848	$515,393

For the nine months ended September 30, 2024:
Balance at December 31, 2023	96,348,522	$9	$(1,009)	$461,639	$89,971	$2,819	$553,429
Issuance of employee equity awards, net of shares withheld	848,764	0	—	(8,050)	—	—	(8,050)
Stock-based compensation	—	—	—	97,998	—	—	97,998
Repurchase of common stock	(9,133,895)	—	(249,816)	—	—	—	(249,816)
Warrant exercise	279,867	—	—	0			0
Other comprehensive loss, net of tax	—	—	—	—	—	(2,489)	(2,489)
Net income	—	—	—	—	43,804	—	43,804
Balance at September 30, 2024	88,343,258	$9	$(250,825)	$551,587	$133,775	$330	$434,876

For the nine months ended September 30, 2023:
Balance at December 31, 2022	93,301,156	$9	$(1,009)	$349,533	$27,934	$501	$376,968
Issuance of employee equity awards, net of shares withheld	2,215,862	0	—	(5,740)	—	—	(5,740)
Stock-based compensation	—	—	—	94,251	—	—	94,251
Warrant exercise	247,672	0	—	0	—	—	0
Other comprehensive income, net of tax	—	—	—	—	—	1,347	1,347
Net income	—	—	—	—	48,567	—	48,567
Balance at September 30, 2023	95,764,690	$9	$(1,009)	$438,044	$76,501	$1,848	$515,393
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$43,804	$48,567
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	10,351	5,862
Non-cash interest expense	—	58
Depreciation and amortization	2,307	1,647
Stock-based compensation expense	97,271	93,812
Bad debt expense	12,734	15,062
Net accretion of discounts on marketable securities	(3,759)	(2,701)
Foreign currency exchange rate loss	0	12
Changes in operating assets and liabilities:
Accounts receivable	(51,579)	(43,761)
Prepaid expenses and other current assets	(2,396)	(2,523)
Accounts payable	5,072	22,884
Accrued expenses and other current liabilities	13,132	11,744
Other noncurrent assets and liabilities	4	492
Net cash provided by operating activities	126,941	151,155

INVESTING ACTIVITIES
Purchase of property and equipment, net	(3,510)	(2,963)
Purchase of marketable securities	(170,339)	(262,961)
Sale of marketable securities	299,955	158,813
Acquisition of business, net of cash acquired	(5,304)	—
Net cash provided by (used in) investing activities	120,802	(107,111)

FINANCING ACTIVITIES
Repurchase of common stock	(245,176)	—
Proceeds from exercise of stock options	1,097	3,573
Payment of employee taxes related to equity awards	(10,389)	(10,504)
Proceeds from contributions to employee stock purchase plan	915	884
Net cash used in financing activities	(253,553)	(6,047)
Effect of exchange rate changes on cash and cash equivalents	(6)	0
Net (decrease) increase in cash and cash equivalents	(5,816)	37,997
Cash and cash equivalents, beginning of period	97,296	120,078
Cash and cash equivalents, end of period	$91,480	$158,075

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$34,872	$2,318
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$144	$128
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
Basis of Presentation
The accompanying interim unaudited consolidated financial statements include the accounts of Progyny, Inc. and its wholly owned subsidiaries. The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial position as of September 30, 2024, the results of the Company's operations for the three and nine months ended September 30, 2024 and 2023 and the results of the Company's cash flows for the nine months ended September 30, 2024 and 2023. Therefore, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024 (the “Annual Report on Form 10-K”).
The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results expected for the year ending December 31, 2024 or any other future period. Additionally, the coronavirus (“COVID-19”) pandemic continues to evolve and due to the uncertainty of the pandemic, including variants, the Company’s customers and members, provider network, specialty pharmacy partners, employees, suppliers, vendors, and other business partners may continue to be impacted in future periods. A resurgence of COVID-19 could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The Company will continue to assess these potential impacts to its business and will make adjustments to its operations as necessary.
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
The Company does not disclose the transaction price allocated to remaining performance obligations because all of the transaction price is variable and is allocated to the distinct periods to which the services relate, as discussed above. The remaining contract term is typically less than one year, due to the client’s contractual termination options. There were no material contract asset or contract liability balances as of September 30, 2024 and December 31, 2023.
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
As of September 30, 2024 and December 31, 2023, accrued receivables were $65.6 million and $45.8 million, respectively. Accrued receivables are included within accounts receivable in the consolidated balance sheet.
Accrued claims payable of $40.3 million and $30.3 million as of September 30, 2024 and December 31, 2023, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms.
As of September 30, 2024 and December 31, 2023, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $59.5 million and $45.1 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the consolidated balance sheet.
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

Nine Months Ended September 30, 2024	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$46,636	$12,734	$(3,699)	$55,671
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard is intended to provide enhanced transparency into the nature of expenses and requires more detailed information on specific expense categories (purchases of inventory, employee compensation, depreciation, and intangible asset amortization) included in certain expense captions presented on the face of the income statement. The new standard will be effective for the Company for the fiscal year beginning January 1, 2027, and for interim periods within the fiscal year beginning January 1, 2028. Early adoption is permitted. The amendments may be applied either 1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or 2) retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact of the new standard including the impact on its disclosures.

3.Revenue
Disaggregated revenue
The following table disaggregates revenue by service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Fertility benefits services revenue	$178,758	$175,110	$542,090	$504,993
Pharmacy benefits services revenue	107,867	105,781	326,700	313,665
Total revenue	$286,625	$280,891	$868,790	$818,658
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
As of September 30, 2024 and December 31, 2023, the Company had $95.0 million and $35.2 million, respectively, in financial assets held in money market accounts and $144.2 million and $273.8 million, respectively, held in marketable securities, including U.S. treasury bills. All were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. For the three and nine months ended September 30, 2024, interest income on cash and cash equivalents and marketable securities, including the accretion of discounts on investments, was $8.9 million and $10.4 million, respectively.
As of September 30, 2024 and December 31, 2023, the Company did not have any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.
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

The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for the three months ended September 30, 2024 and 2023 was $0.7 million. For the nine months ended September 30, 2024 and 2023, lease expense was $2.0 million and $1.7 million, respectively.
Cash outflows from operating activities attributable to the operating leases for the nine months ended September 30, 2024 and 2023 was $1.6 million and $1.0 million, respectively.
Information related to the Company's leases is as follows (in thousands):

	Balance Sheet Location	September 30, 2024	December 31, 2023
Operating Leases
Right-of-use asset	Operating lease right-of-use assets	$17,439	$17,605
Short-term lease liabilities	Accrued expenses and other current liabilities	$2,872	$2,149
Long-term lease liabilities	Operating lease noncurrent liabilities	$16,625	$17,241

Other information
Weighted-average remaining lease term, operating lease		8.8 years	9.6 years
Weighted-average discount rate, operating lease		4.60%	4.60%
Future minimum facility lease payments related to the Company's operating lease liabilities as of September 30, 2024 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments as of September 30, 2024
2024	$752
2025	3,009
2026	3,013
2027	3,018
2028	3,023
Thereafter	11,024
Total undiscounted lease payments	$23,839
Less: imputed interest	4,342
Present value of lease liabilities	$19,497
Less: current portion of operating lease liabilities	2,872
Operating lease noncurrent liabilities	$16,625
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
7.Stockholders' Equity
Share Repurchase Programs
In February 2024, the Company's Board of Directors authorized a share repurchase program of up to $100 million in shares of common stock (the “February 2024 share repurchase program”). In May 2024, the Company's Board of Directors authorized an additional share repurchase program of up to $100 million in shares of common stock (the “May 2024 share repurchase program”). In August 2024, the Company's Board of Directors authorized an additional share repurchase program of up to $100 million in shares of common stock (the “August 2024 share repurchase program”).
During the nine months ended September 30, 2024, the Company repurchased a total of 9,133,895 shares of common stock under the share repurchase programs at an average price per share of $27.09 and a total cost of $249.8 million, inclusive of excise taxes and trading fees. As of October 2024, the authorized share repurchase programs were completed, and no amounts remained available for repurchase under the programs.
Stock-based Compensation Expense
The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of services	$9,528	$8,941	$28,009	$25,967
Sales and marketing	8,101	6,938	23,515	20,389
General and administrative	15,554	15,372	45,747	47,456
Total stock-based compensation expense	$33,183	$31,251	$97,271	$93,812
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total
Balance at beginning of period	$2,024	$1	$2,025	$1,088	$(6)	$1,082
Other comprehensive income before reclassifications, net of tax(1)	271	227	498	2,131	12	2,143
Amounts reclassified from accumulated other comprehensive income, net of tax(3)	(2,193)	—	(2,193)	(1,377)	—	(1,377)
Net current period other comprehensive (loss) income	(1,922)	227	(1,695)	754	12	766
Balance at end of period	$102	$228	$330	$1,842	$6	$1,848

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total
Balance at beginning of period	$2,829	$(10)	$2,819	$496	$5	$501
Other comprehensive income before reclassifications, net of tax(2)	4,584	238	4,822	4,047	1	4,048
Amounts reclassified from accumulated other comprehensive income, net of tax(3)	(7,311)	—	(7,311)	(2,701)	—	(2,701)
Net current period other comprehensive (loss) income	(2,727)	238	(2,489)	1,346	1	1,347
Balance at end of period	$102	$228	$330	$1,842	$6	$1,848
________________________________
(1) Represents unrealized gain of $0.4 million, net of tax expense of $0.1 million, for the three months ended September 30, 2024 and unrealized gains of $2.1 million, net of tax expense of $0, for the three months ended September 30, 2023
(2) Represents unrealized gains of $6.3 million, net of tax expense of $1.7 million, for the nine months ended September 30, 2024 and unrealized gains of $4.0 million, net of tax expense of $0, for the nine months ended September 30, 2023
(3) The effects on net income of amounts reclassified from accumulated other comprehensive income were as follows (in thousands):

Details about Accumulated Other Comprehensive Income Component	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in Statement of Operations
	2024	2023	2024	2023
Gains on marketable securities	$2,994	$1,377	$9,982	$2,701	Interest and other income, net
	2,994	1,377	9,982	2,701	Income before income taxes
	801	—	2,671	—	Provision for income taxes
	$2,193	$1,377	$7,311	$2,701	Net income
8.Income Taxes
For the nine months ended September 30, 2024 and 2023, the Company calculated its year-to-date provision for income taxes by applying the estimated annual effective tax rate to the year-to-date profit from operations before income taxes and adjusts the provision for income taxes for discrete tax items recorded in the period. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income before income taxes and any significant permanent tax items. During the nine months ended September 30, 2024, the Company recorded a provision for income taxes of $21.7 million primarily driven by the Company's operating profit and equity compensation activity that occurred during the period. During the nine months ended September 30, 2023, the Company recorded a provision for income taxes of $5.9 million, primarily driven by the Company's operating profit, partially offset by equity compensation activity that occurred during the period.
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

	Three Months Ended September 30		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic net income per common share:
Numerator:
Net income	$10,421	$15,898	$43,804	$48,567

Denominator:
Weighted-average shares used in computing basic net income per share	90,067,675	95,502,250	91,650,576	94,698,616
Basic net income per share	$0.12	$0.17	$0.48	$0.51

Diluted net income per common share:
Numerator:
Net income	$10,421	$15,898	$43,804	$48,567

Denominator:
Weighted-average shares used in computing basic net income per share	90,067,675	95,502,250	91,650,576	94,698,616
Effect of dilutive securities
Options to purchase common stock	3,377,946	4,469,252	3,624,530	5,003,182
Shares issuable under ESPP	12,708	2,146	6,931	1,306
Warrants to purchase common stock	283,620	472,147	237,630	515,335
Restricted stock units	79,863	433,781	238,862	334,266
Total effect of dilutive securities	3,754,137	5,377,326	4,107,953	5,854,089
Weighted-average shares used in computing diluted net income per share	93,821,812	100,879,576	95,758,529	100,552,705
Diluted net income per share	$0.11	$0.16	$0.46	$0.48
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted income per share for the period presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	14,229,102	11,988,899	13,405,518	11,887,706
Shares issuable under ESPP	2,780	—	2,935	1,589
Restricted stock units	2,793,955	986,798	1,919,893	1,045,151
Total	17,025,837	12,975,697	15,328,346	12,934,446

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
Progyny is a leading benefits management company specializing in fertility and family building benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our current base of clients to over 465 with at least 1,000 covered lives. We currently provide coverage to approximately 6.4 million employees and their partners (known in our industry as covered lives), whom we refer to as our members. We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since inception, and our member satisfaction over that same time period is evidenced by our industry-leading Net Promoter Score, or NPS, of +80 for our fertility benefits solution and +80 for our integrated pharmacy benefits solution, Progyny Rx as of December 31, 2023. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

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
Our Clients. We currently serve over 465 employers with at least 1,000 covered lives in the United States across more than 40 industries. Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 600,000 employees, represent approximately 6.4 million covered lives.
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
•Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% of our total revenue for the nine months ended September 30, 2024 and 2023, respectively.
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
Member and Client Base. Our addressable market is primarily large self-insured employers as well as labor populations under the Labor Management Relations Act of 1947 (also known as the Taft-Hartley Act) and federal government populations. There are approximately 8,000 employers in the United States who have a minimum of 1,000 employees, who together with Taft-Hartley labor populations and federal government populations, represent approximately 106 million potential covered lives in total. Our current member base of approximately 6.4 million covered lives represents a mid-single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of September 30, 2024 and December 31, 2023, we served 468 and 392 clients, respectively, representing 6,446,000 and 5,418,000 members, respectively.
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
Benefits Utilization. A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to approximately 6.4 million members as of September 30, 2024.
The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Assisted Reproductive Treatment (ART) Cycles(1)	14,911	15,005	45,275	42,947
Utilization - All Members(2)	0.54%	0.56%	1.10%	1.11%
Utilization - Female Only(2)	0.47%	0.49%	0.90%	0.93%
Average Members(3)	6,444,000	5,428,000	6,381,000	5,366,000
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
Interest and Other Income, Net
Interest and other income, net primarily includes interest income and expense as well as investment income and losses.
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
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenue	$286,625	$280,891	$868,790	$818,658
Cost of services(1)	227,381	218,267	678,859	636,753
Gross profit	59,244	62,624	189,931	181,905
Operating expenses:
Sales and marketing(1)	16,457	14,911	48,332	44,577
General and administrative(1)	30,329	29,524	89,931	88,944
Total operating expenses	46,786	44,435	138,263	133,521
Income from operations	12,458	18,189	51,668	48,384
Interest and other income, net	5,504	2,742	13,876	6,045
Income before income taxes	17,962	20,931	65,544	54,429
Provision for income taxes	7,541	5,033	21,740	5,862
Net income	$10,421	$15,898	$43,804	$48,567
________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of services	$9,528	$8,941	$28,009	$25,967
Sales and marketing	8,101	6,938	23,515	20,389
General and administrative	15,554	15,372	45,747	47,456
Total stock‑based compensation expense	$33,183	$31,251	$97,271	$93,812

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	79.3	77.7	78.1	77.8
Gross profit	20.7	22.3	21.9	22.2
Operating expenses:
Sales and marketing	5.7	5.3	5.6	5.4
General and administrative	10.7	10.5	10.4	10.9
Total operating expenses	16.4	15.8	16.0	16.3
Income from operations	4.3	6.5	5.9	5.9
Interest and other income, net	2.0	1.0	1.6	0.7
Income before income taxes	6.3	7.5	7.5	6.6
Provision for income taxes	2.7	1.8	2.5	0.7
Net income	3.6%	5.7%	5.0%	5.9%
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
Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of Adjusted EBITDA include: (1) it does not properly reflect capital commitments to be paid in the future; (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (3) it does not consider the impact of stock-based compensation expense; (4) it does not reflect other non-operating income and expenses, including interest and other income, net; and (5) it does not reflect tax payments that may represent a reduction in cash available to us. In addition, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net income, gross margin, and other U.S. GAAP results.
We calculate Adjusted EBITDA as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, interest and other income, net, and provision for income taxes. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with U.S. GAAP, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Net income	$10,421	$15,898	$43,804	$48,567
Add:
Depreciation and amortization	837	579	2,307	1,647
Stock‑based compensation expense	33,183	31,251	97,271	93,812
Interest and other income, net	(5,504)	(2,742)	(13,876)	(6,045)
Provision for income taxes	7,541	5,033	21,740	5,862
Adjusted EBITDA	$46,478	$50,019	$151,246	$143,843
Comparison of Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,
	2024	2023	% Change

	(dollars in thousands)
Revenue	$286,625	$280,891	2%
Revenue increased by $5.7 million, or 2%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase is primarily due to a $3.6 million, or 2%, increase in revenue from our fertility benefits solution and a $2.1 million, or 2%, increase in revenue from our Progyny Rx solution. The increases in revenue from our fertility benefits solution and Progyny Rx solution were primarily due to the increase in the number of clients and covered lives.
Cost of Services

	Three Months Ended September 30,
	2024	2023	% Change

	(dollars in thousands)
Cost of services	$227,381	$218,267	4%
Cost of services increased by $9.1 million, or 4%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatment delivered. This increase was also attributable to an increase in personnel-related costs primarily due to incremental headcount as well as a $0.6 million increase in stock-based compensation expense.
Gross Profit and Gross Margin

	Three Months Ended September 30,
	2024	2023	% Change

	(dollars in thousands)
Gross profit	$59,244	$62,624	(5)%
Gross margin	20.7%	22.3%
Gross profit decreased by $3.4 million, or 5%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Gross margin decreased 160 basis points for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to an increase in personnel-related costs in the delivery of our care management services.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended September 30,
	2024	2023	% Change

	(dollars in thousands)
Sales and marketing	$16,457	$14,911	10%
Sales and marketing expense increased by $1.5 million, or 10% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was due to a $1.1 million increase in personnel-related costs mainly attributable to an increase in stock-based compensation expense, as well as a $0.4 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Three Months Ended September 30,
	2024	2023	% Change

	(dollars in thousands)
General and administrative	$30,329	$29,524	3%
General and administrative expense increased by $0.8 million, or 3%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was due to a $3.6 million increase in personnel-related costs attributable to incremental headcount. This increase was partially offset by a $2.3 million decrease in bad debt expense and a $0.5 million decrease in other related general and administrative expenses.
Interest and Other Income, Net

	Three Months Ended September 30,
	2024	2023	% Change

	(dollars in thousands)
Interest and other income, net	$5,504	$2,742	101%
Interest and other income, net increased by $2.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to an increase in interest income.
Provision for Income Taxes

	Three Months Ended September 30,
	2024	2023	% Change

	(dollars in thousands)
Provision for income taxes	$7,541	$5,033	50%
For the three months ended September 30, 2024, we recorded a provision for income taxes of $7.5 million, as compared to $5.0 million for the three months ended September 30, 2023, primarily due to a decrease in tax benefits for equity compensation, including discrete tax benefits, in the current year period.

Comparison of Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,
	2024	2023	% Change

	(dollars in thousands)
Revenue	$868,790	$818,658	6%
Revenue increased by $50.1 million, or 6%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase is primarily due to a $37.1 million, or 7%, increase in revenue from our fertility benefits solution and a $13.0 million, or 4%, increase in revenue from our Progyny Rx solution. The increases in revenue from our fertility benefits solution and Progyny Rx solution were primarily due to the increase in the number of clients and covered lives.
Cost of Services

	Nine Months Ended September 30,
	2024	2023	% Change

	(dollars in thousands)
Cost of services	$678,859	$636,753	7%
Cost of services increased by $42.1 million, or 7%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered. This increase was also attributable to an increase in personnel-related costs primarily due to incremental headcount as well as a $2.0 million increase in stock-based compensation expense.
Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2024	2023	% Change

	(dollars in thousands)
Gross profit	$189,931	$181,905	4%
Gross margin	21.9%	22.2%
Gross profit increased by $8.0 million, or 4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Gross margin decreased 30 basis points for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to an increase in personnel-related costs in the delivery of our care management services.

Operating Expenses
Sales and Marketing Expense

	Nine Months Ended September 30,
	2024	2023	% Change

	(dollars in thousands)
Sales and marketing	$48,332	$44,577	8%
Sales and marketing expense increased by $3.8 million, or 8% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to a $3.1 million increase in personnel-related costs attributable to an increase in stock-based compensation expense, as well as a $0.7 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Nine Months Ended September 30,
	2024	2023	% Change

	(dollars in thousands)
General and administrative	$89,931	$88,944	1%
General and administrative expense increased by $1.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to a $3.6 million increase in personnel-related costs attributable to incremental headcount, largely offset by a $2.3 million decrease in bad debt expense, as well as a $0.3 million decrease in other related general and administrative expenses.
Interest and Other Income, Net

	Nine Months Ended September 30,
	2024	2023	% Change

	(dollars in thousands)
Interest and other income, net	$13,876	$6,045	130%
Interest and other income, net increased by $7.8 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to an increase in interest income.
Provision for Income Taxes

	Nine Months Ended September 30,
	2024	2023	% Change

	(dollars in thousands)
Provision for income taxes	$21,740	$5,862	271%
For the nine months ended September 30, 2024, we recorded a provision for income taxes of $21.7 million as compared to $5.9 million for the nine months ended September 30, 2023, primarily due to the higher operating profit as well as a decrease in tax benefits for equity compensation, including discrete tax benefits, in the current year period.
Liquidity and Capital Resources
As of September 30, 2024, we had $91.5 million of cash and cash equivalents and $144.2 million of marketable securities. Since inception, we have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities, including our initial public offering. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.
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
Other than the prior impact on our revenue growth and the related cash flows resulting from the various restrictions on activities due to the COVID-19 pandemic, as of September 30, 2024, our sources and uses of cash were not otherwise significantly impacted by the COVID-19 pandemic and, to date based on the information currently available to us, we have not identified and do not expect any material liquidity deficiencies as a result of the COVID-19 pandemic. For additional information on the various risks posed by the COVID-19 pandemic, please refer to Part II, Item 1A. "Risk Factors" included in this Quarterly Report on Form 10-Q.
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
The following table summarizes our cash flows from operations for the periods presented:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Cash provided by operating activities	$126,941	$151,155
Cash provided by (used in) investing activities	120,802	(107,111)
Cash used in financing activities	(253,553)	(6,047)
Effect of exchange rate changes on cash and cash equivalents	(6)	0
Net (decrease) increase in cash and cash equivalents	$(5,816)	$37,997
Operating Activities
Net cash provided by operating activities was $126.9 million for the nine months ended September 30, 2024, primarily consisting of net income of $43.8 million adjusted for certain items, which include $97.3 million of stock-based compensation expense, $12.7 million of bad debt expense, $3.8 million of net accretion of discounts on marketable securities, $10.4 million of deferred tax expense, and $2.3 million of depreciation and amortization. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $51.6 million and prepaid expenses and other current assets of $2.4 million, partially offset by cash provided by operating activities from increases in accrued expenses and other current liabilities of $13.1 million and accounts payable of $5.1 million. These changes were a result of the impact of revenue growth and our operating results as well as the timing of cash collections and payments to third parties, including $34.9 million of cash paid for income taxes, net of refunds in the nine months ended September 30, 2024.
Net cash provided by operating activities was $151.2 million for the nine months ended September 30, 2023, primarily consisting of net income of $48.6 million adjusted for certain items, which include $93.8 million of stock-based compensation expense, $15.1 million of bad debt expense, $5.9 million of deferred tax expense, $2.7 million of net accretion of discounts on marketable securities, and $1.6 million of depreciation and amortization. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $43.8 million and prepaid expenses and other current assets of $2.5 million, partially offset by cash provided by operating activities from increases in accounts payable of $22.9 million, accrued expenses and other current liabilities of $11.7 million, and other noncurrent assets and liabilities of $0.5 million. These changes were a result of the impact of revenue growth and our operating results as well as new agreements with our pharmacy program partners, which included more favorable payment receipt terms and resulted in an additional receipt in the nine months ended September 30, 2023, and the timing of cash collections and payments to third parties.
Investing Activities
Net cash provided by investing activities was $120.8 million for the nine months ended September 30, 2024, which primarily consisted of net proceeds from marketable securities of $129.6 million, partially offset by $5.3 million used for a business acquisition, net of cash acquired. For the nine months ended September 30, 2023, net cash used in investing activities was $107.1 million, which primarily consisted of net investments in marketable securities of $104.1 million. The remainder of the activity for each of the nine months ended September 30, 2024 and September 30, 2023 consisted of purchases of computers, software, including capitalized software development costs, and leasehold improvements.
Financing Activities
Net cash used in financing activities was $253.6 million for the nine months ended September 30, 2024, consisting of $245.2 million of repurchases of common stock under the February 2024, May 2024, and August 2024 share repurchase programs and payments of $10.4 million for employee taxes related to equity awards, partially offset by $1.1 million in proceeds from stock option exercises and $0.9 million in proceeds from contributions to our employee stock purchase plan.
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
During the nine months ended September 30, 2024, we repurchased a total of 9,133,895 shares of common stock under the share repurchase programs at an average price per share of $27.09 and a total cost of $249.8 million, inclusive of excise taxes and trading fees. To date, we repurchased a total of 12,382,193 shares of common stock under the share repurchase programs for a total cost of $300.3 million, inclusive of trading fees. As of October 2024, the February 2024 share repurchase program, May 2024 share repurchase program, and August 2024 share repurchase program were completed, and no amounts remained available for repurchase under the programs.
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
At September 30, 2024, we had cash and cash equivalents of $91.5 million and marketable securities of $144.2 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have provided and may continue to provide guidance about our business and future results of operations. On November 12, 2024, we issued guidance for the fourth quarter of 2024 and full year 2024. This guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given and may be revised at a later time, solely in our discretion, as we learn more information. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In developing this guidance, our management must make certain assumptions and judgments, including, but not limited to, our business strategy, plans, goals, expectations concerning our market position, future operations and other financial and operating information, as well as the impact of events outside of our control (such as macroeconomic conditions), the COVID-19 pandemic, or shortages of fertility medications that are or were at this time inherently difficult to predict. While the guidance may be presented with numerical specificity, it is necessarily speculative in nature. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our business and future results of operations. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of our future results of operations fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
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
We currently serve over 465 employers with at least 1,000 covered lives in the United States across more than 40 industries. For the nine months ended September 30, 2024, one of our clients accounted for 12% of our total revenue (the "Client"). For the nine months ended September 30, 2023, the Client accounted for 13% of our total revenue. No other clients accounted for more than 10% of our total revenue for the nine months ended September 30, 2024 and 2023. Engagement with these clients is generally covered through contracts that are multi-year in duration. These clients may terminate early or decline to renew their existing contracts with us upon expiration and any such termination or failure to renew could have a negative impact on our revenue and compromise our growth strategy. In the third quarter of 2024, we were notified that the Client elected to exercise a 90-day option to terminate its services agreement, effective as of January 1, 2025. Our clients could also renegotiate pricing terms at the time of renewal, which could have a negative impact on our revenue. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including reductions in workforce or heightened employee attrition, changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.
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
In the third quarter of 2024, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.
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
The following table provides a summary of share repurchase activity as well as shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans during the three months ended September 30, 2024:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (in thousands)

July 1, 2024 through July 31, 2024	520,141	$28.41	488,721	$—
August 1, 2024 through August 31, 2024	654,830	$21.75	620,939	$86,500
September 1, 2024 through September 30, 2024	1,730,935	$19.94	1,707,530	$52,501
Total shares repurchased	2,905,906	$21.86	2,817,190
(1)Includes share repurchases and shares withheld on net settlements of restricted stock units that vested under our equity incentive plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
a.On November 11, 2024, Beth Seidenberg M.D. notified the Board of Directors of the Company of her resignation of service as a director of the Company, effective November 25, 2024. Dr. Seidenberg’s decision to resign is not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices; rather, in her discussion with management regarding the reason for her resignation, Dr. Seidenberg stated that she wished to reduce the overall number of boards of directors of public companies on which she currently serves. The Company deeply appreciates the dedicated service of Dr. Seidenberg during her tenure on the Board of Directors.
On November 5, 2024, the Board of Directors approved and adopted, effective immediately upon adoption, the Company’s Second Amended and Restated Bylaws (as amended and restated, the “Bylaws”). The amendments, among other things:

•modify the Bylaws to align to the DGCL as a result of recent amendments, including provisions related to accessing the Company’s stockholder list;

•update the Bylaws in accordance with the “universal proxy” rules, including requiring stockholders providing notice pursuant to Rule 14a-19 under the Exchange Act, to provide reasonable evidence to the Company that they have complied with certain requirements under the universal proxy rules no later than five days prior to the applicable stockholder meeting;

•clarify the requirements with respect to notice of stockholder nominations and proposals, including provisions regarding the information, representations and acknowledgments to be provided in such notices by proposing stockholders, proposed nominees and other persons related to a stockholder’s solicitation of proxies, including an acknowledgment that if the proposing stockholder does not appear to present a nomination or proposal at the meeting, the Company need not present such nomination or proposal for a vote at such meeting, notwithstanding that proxies in respect of such nomination or proposal may have been received by the Company;

•limit the number of nominees a stockholder may nominate to the number of directors to be elected at the meeting;

•require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white; and

•clarify that any previously scheduled annual meeting of stockholders may be postponed, rescheduled or cancelled by action of the Board of Directors.

In addition, certain other technical, ministerial, clarifying and conforming changes were made to the Bylaws, including clarifying the existing voting standard for certain matters at any meeting of stockholders. The foregoing description is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed hereto as Exhibit 3.1 and incorporated by reference herein.
b.None.
c.None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Second Amended and Restated Bylaws					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_____________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Progyny, Inc. (Registrant)

Date: November 12, 2024	By:	/s/ Peter Anevski
Peter Anevski
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Mark Livingston
Mark Livingston
Chief Financial Officer (Principal Financial and Accounting Officer)