Form 10-K
period 2024-12-31
Progyny, Inc.
filed 2025-03-03
CIK 1551306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of common stock as reported by The Nasdaq Global Select Market on June 28, 2024 (the last business day of the registrant’s second fiscal quarter), was approximately $2.6 billion.
As of January 31, 2025, the registrant had 85,413,283 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PROGYNY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including, without limitation, statements regarding our future results of operations and financial position; our ability to acquire or invest in complementary businesses, products, and technologies; our ability to achieve profitability on an annual basis and sustain such profitability; the sufficiency of our cash and cash equivalents and anticipated sources and uses of cash; our business strategies, plans, objectives and goals; our ability to acquire new clients and successfully engage new and existing clients; our ability to effectively manage our growth; our ability to compete effectively with existing competitors and new market entrants; the impact of recently adopted accounting pronouncements; our ability to attract and retain qualified employees and key personnel; the plans and objectives of management for future operations and capital expenditures; general economic and market trends; the impact of public health emergencies on our business, operations, and the markets and communities in which we and our clients, members and providers operate; and the potential impact of evolving laws and regulations, including any laws and regulations restricting reproductive rights. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seek,” “assume,” “future,” “continue” or “aim” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the filing date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.
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

SUMMARY OF RISKS AFFECTING OUR BUSINESS
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks and uncertainties that we face, can be found under the heading “Risk Factors” in Part I, Item 1A. of this Annual Report on Form 10-K and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the U.S. Securities and Exchange Commission, or the SEC, before making an investment decision regarding our common stock.
•We may fail to meet our publicly announced guidance or other expectations about our business and future results of operations, which would cause our stock price to decline.
•The market in which we operate is highly competitive, and, if we do not continue to compete effectively, our business, financial condition and results of operations could be harmed.
•Unfavorable conditions in the global economy or our industry could limit our ability to grow our business and negatively affect our results of operations.
•Our business depends on our ability to retain our existing clients and increase the adoption of our services within our client base. Any failure to do so would harm our business, financial condition and results of operations.
•Our largest clients account for a significant portion of our revenue, and a significant number of our clients are in the technology industry. The loss of one or more of these clients, changes to pricing terms with these clients or changes within the technology industry could negatively impact our business, financial condition and results of operations.
•If we are unable to attract new clients, our business, financial condition and results of operations would be adversely affected.
•A significant change in the utilization of our fertility solutions, including the consumption rate or the mix of utilization, could have an adverse effect on our business, financial condition and results of operations.
•Acquisitions, strategic investments, or partnerships could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition and results of operations.
•We have a limited operating history with our current platform of solutions, which makes it difficult to predict our future results of operations.
•The health benefits industry may be subject to negative publicity, which could adversely affect our business, financial condition and results of operations.
•If our information technology systems, or those of the third parties with whom we do business, including our provider clinics, specialty pharmacies or other vendors, lag, fail or suffer cybersecurity breaches, we may experience a material disruption of our services or suffer a loss or inappropriate disclosure of confidential information, which could materially impact our business and results of operations.
•Our business depends on our ability to maintain our Center of Excellence network of high-quality fertility specialists and other healthcare providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.
•Our growth depends in part on the success of our strategic relationships with, and monitoring of, third parties, including channel partners and vendors as well as insurance carriers.
•If we fail to maintain an efficient pharmacy distribution network or if there is a disruption to our network of specialty pharmacies or their supply chains, our business, financial condition and results of operations could suffer.
•We operate in a highly regulated industry and must comply with a significant number of new and evolving legal and regulatory requirements, as well as complex judicial mandates.

•We are part of the broader healthcare industry and subject to increasing scrutiny and regulation within our business, including with respect to Progyny Rx’s PBM operations, which may adversely affect our business, financial condition and results of operations.
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
MARKET, INDUSTRY AND OTHER DATA
This Annual Report on Form 10-K contains statistical data, estimates and forecasts that are based on independent industry publications and other publicly available information, as well as other information based on our internal sources. This information involves many assumptions and limitations, and you are cautioned not to give undue weight to these estimates. We have not independently verified the accuracy or completeness of the data contained in these industry publications and other publicly available information. Further, while we believe our internal research is reliable, such research has not been verified by any third party. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described under Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K, that could cause results to differ materially from those expressed in these publications and other publicly available information.

PART I

ITEM 1.    BUSINESS
Overview
We envision a world where everyone can realize their dreams of family and ideal health. Our mission is to empower healthier, supported journeys through transformative fertility, family building and women's health benefits. Through our differentiated approach to benefits plan design, member education and support and active network management, our clients’ employees are able to pursue the most effective treatment across life's milestones from the best providers and achieve optimal outcomes.
Progyny is a leading benefits management company specializing in fertility, family building and women's health benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our current base of clients to more than 530 employers, each with at least 1,000 covered lives. We currently have contracts to provide coverage to approximately 6.7 million employees and their covered dependents (known in our industry as covered lives, and to whom we refer to as our members). We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner, while driving exceptional client and member satisfaction. We have retained substantially all of our clients since we launched our fertility benefits solution, and our member satisfaction is evidenced by our most recent industry-leading Net Promoter Score, or NPS, of +79 for our fertility benefits solution and +84 for Progyny Rx, our integrated pharmacy benefits solution, as of December 31, 2024.

We are redefining fertility and family building benefits, proving that a comprehensive fertility solution can simultaneously benefit employers, members and providers. We believe the value proposition we deliver to all of these constituents is key to our success and growth. By empowering our members with education, guidance and financial support, and enabling high-quality fertility specialists to use the latest science and technologies, our solution leads to the development of customized treatment plans that result in optimal clinical outcomes for our members and cost savings for our clients.
In order to simplify the process for our members, we offer our proprietary Smart Cycle approach. Smart Cycles are designed by us to include the medical services required for a member’s full course of treatment, including all necessary diagnostic testing and access to the latest technology. In conjunction with the Smart Cycle plan design, each member who utilizes our benefit has a dedicated Patient Care Advocate, or PCA, who has fertility expertise and provides end-to-end concierge support, including logistical support (i.e., fertility specialist selection, appointment scheduling, treatment authorization and treatment payment), clinical guidance (i.e., treatment options, outcomes statistics and what to expect) and emotional support during the often challenging and unpredictable fertility journey. Additionally, all Progyny members have access to our selective network of high-quality fertility specialists, who we equip with a benefits design that enables them to pursue the best treatment pathways, providing our members with tailored treatments that result in optimal clinical outcomes.
In addition to our fertility benefits solution, we offer an integrated pharmacy benefits solution, Progyny Rx, which can be added by our clients. Progyny Rx provides our members with access to the medications needed during their fertility treatment. As part of this solution, we provide care management services, which include our formulary plan design, simplified authorization, assistance with prescription fulfillment and timely delivery of the medications by our network of specialty pharmacies, as well as medication administration training, pharmacy support services and continuing PCA support. We also expanded our solutions to include a preconception, maternity and postpartum care offering as well as a menopause and midlife care offering.

We have demonstrated our ability to drive better outcomes for our clients, members and provider clinics across multiple metrics. Provider clinics in our network produce outcomes that surpass their own reported practice averages when treating Progyny members because of our differentiated solution. Additionally, across our membership, our outcomes compared to national averages have been consistently superior to date.
Industry Background
The prevalence of infertility is high, affecting one in five married women aged 15 to 49 years with no prior births in the United States, according to the Centers for Disease Control and Prevention, or CDC, and there is increasing awareness around infertility as a disease as more individuals are openly discussing their struggles with fertility. As transparency and dialogue around infertility have increased, there has been a de-stigmatization of the disease. Despite this change in perception of infertility and its high prevalence, it is one of the only high-prevalence medical conditions with limited or non-existent medical insurance. By comparison, medical conditions with similar prevalence, such as diabetes and asthma, are comprehensively covered by conventional health insurance carriers and employers. Due to the high prevalence of infertility, its high costs of treatment and the limited insurance coverage provided for this disease, there is a significant unmet need for fertility services in the United States, and several macro trends are driving the need for fertility treatments and propelling the overall size of the fertility market.
While fertility treatments have been available for over 40 years to help individuals suffering from infertility build their families, access to these treatments has been limited due to the lack of comprehensive coverage and the prohibitive costs. We believe that the lack of adequate coverage has been the result of both broader public policy issues, as well as conventional health insurance carrier-specific policies. For example, it was not until 2017 that infertility was first recognized as a disease by the American Medical Association, and, as of February 2025, only 22 states and the District of Columbia have mandated insurance coverage for infertility. For the states that do mandate coverage, the mandates vary greatly and may leave patients with inadequate coverage or unable to pursue care at all. When conventional health insurance carriers have chosen to structure fertility coverage for their employer clients, that coverage often has limited lifetime dollar maximums and clinically antiquated "one size fits all" clinical protocols, such as mandated step therapy protocols.
Major cultural shifts and the evolving demographics of the workforce in the United States are driving demand for fertility treatments and adequate coverage to support them. More individuals than ever are making the choice to start their families later in life, increasing the biological likelihood of infertility as an individual's fertility declines with age. Additionally, the increased acceptance of non-traditional paths to parenthood has created an increased need for access to fertility treatments. As employees are demanding more robust fertility benefits coverage, employers are increasingly focused on providing a comprehensive fertility benefits solution that supports an inclusive and diverse workplace in order to attract and retain top employees. Because employers in the same industry are competing for employee talent, once the availability of fertility benefits begins to penetrate a particular industry, a demonstrable network effect occurs in which employees within that industry begin to expect the benefit from their employers, which can cause an employer to adopt the benefit to remain competitive and bolster employee satisfaction and retention.
Industry Challenges
We believe employers are faced with three major challenges related to providing fertility benefits to their employee bases:
•the lack of a comprehensive fertility benefits solution that optimizes their fertility treatment expenditures;
•the need to reduce the significant maternity and neonatal intensive care unit, or NICU, expenses resulting from multiple births caused by fertility treatments and the resulting workplace impact; and
•the desire to find innovative ways to attract and retain highly sought-after talent.
Employers are seeing an increasing demand for fertility and family building benefits solutions from their employees, yet the programs offered by their conventional health insurance carriers do not successfully address these core challenges. Driven by these market dynamics, the market for fertility treatments has grown as more individuals pursue treatment. Given this increasing demand coupled with inadequate existing coverage, there is a greater need for a fertility benefits manager that can provide comprehensive and effective benefits to the employer market.

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
When conventional fertility benefits coverage is restrictively structured with a lifetime dollar maximum, the patient often makes poor clinical decisions that ultimately result in greater costs for the employer. Because the dollar maximum can easily be exhausted in the midst of a fertility treatment cycle, patients may elect to transfer multiple embryos because they are under financial pressure and mistakenly believe that it will optimize their chance of becoming pregnant. The common use of multiple embryo transfer belies the fact that this procedure greatly increases the risk of multiple births and health complications among the mother and babies. One of the most common complications associated with multiples is preterm births, which significantly increases healthcare costs, including maternity care, labor and delivery costs and NICU expenses. Conventional health insurance carriers also often mandate step therapy protocols and restrict access to use of advanced diagnostics and procedures, which exacerbates the inefficient utilization of dollars available under the lifetime dollar maximum and wastes valuable time on less effective treatments.
The fertility process is a long, rigorous journey, both emotionally and physically. Conventional benefits programs lack meaningful care coordination, education or patient support. Patients and their dependents have no help in understanding the complex choices they are faced with and discerning between treatment alternatives. There is also limited emotional support when patients face setbacks or unexpected outcomes as the current system ignores the emotional burden of patients embarking on the path to pregnancy through assisted reproductive technology, or ART, treatments and the impact that burden has on employee productivity and the workplace.
The conventional pharmacy delivery infrastructure is not designed to address the uniqueness of fertility treatment, which requires highly coordinated and timely delivery of medications. Conventional benefits managers require extensive and multiple authorizations and have inconsistent approval processes, which can complicate and delay the provision of medications that are essential to fertility treatment. We believe that authorization and delivery times of one to two weeks are typical for conventional benefits programs. If medications are not received on time, patients may have to wait a month or longer to commence another round of fertility treatment, wasting valuable time and money. In addition, the storage, preparation and administration of fertility medication is complex and requires extensive self-administered injections, yet most fertility benefits solutions offer limited guidance and clinical support to patients around these issues. Additionally, because fertility medications are often self-administered injectable drugs, the effectiveness of a patient’s treatment may be compromised by improper storage and/or incorrect administration of their medications if the patient is not provided access to education and support.
Because of the unique challenges of infertility, including high costs and complexity of treatment and the variability of outcomes across fertility specialists, conventional benefits solutions have been unable to optimize outcomes and efficiently utilize employers’ dollars committed to fertility. As a result, employers are facing increased demand for an expensive benefits program without the availability of an effective solution in the conventional managed care environment.
Costs Associated with Multiple Births and Poor Fertility Treatment Outcomes
Regardless of whether an employer chooses to cover fertility treatments, they end up bearing the significant medical costs associated with unanticipated multiple births and miscarriages, as well as the associated impacts on the workplace. The high number of multiple embryo transfers that conventionally occurs during IVF leads to a significant number of multiple births, which in turn is a primary cause of dangerous and expensive preterm births, the most common complication resulting from multiple births, which lead to extensive maternity and NICU costs. In addition to multiple birth rates, the relatively higher miscarriage rate associated with IVF treatment leads to significant additional medical costs for employers and their employees, as well as emotional and physical strain on patients. As a result of these suboptimal treatment outcomes, employers also bear the related costs of increased employee absenteeism at the workplace, which is common with instances of multiples births. Employers may not be fully aware of the causal effect and ultimate impact of suboptimal fertility care under the current solutions offered by the conventional benefits programs since these programs do not collect outcomes data from their fertility specialists and therefore cannot accurately report on their program’s performance in a timely manner.

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
We contract with employers to provide fertility and family building benefits to their employees and covered dependents. We believe our addressable market primarily consists of large self-insured employers as well as labor populations under the Labor Management Relations Act of 1947 (also known as the Taft-Hartley Act) and federal government populations. There are approximately 8,000 employers in the United States who have a minimum of 1,000 employees, who together with the Taft-Hartley populations and federal government populations, represent approximately 106 million potential covered lives in total. As such, we estimate that our current member base of 6.7 million covered lives under contract represents a mid-single digit percent of our total market opportunity.
Regardless of whether or not these employers currently provide a fertility benefit, we believe they are prospective clients of Progyny. Further, 40% of our current clients had no prior fertility coverage before adopting the Progyny benefit, and 92% of our current clients enhanced their coverage when they switched to Progyny. Overall, we believe our market opportunity is substantial and is continuing to grow as a result of the rising demand for fertility benefits solutions, the lack of adequate offerings in the market today and the increased awareness of the challenges of infertility that we are helping to drive.
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

Fertility Benefits Solution
Differentiated Benefits Plan Design
The innovative Smart Cycle is our proprietary, easy-to-understand fertility benefits design. Our Smart Cycle plan design allows members equitable access to the treatment they need and is designed to drive superior outcomes and reduce both upfront treatment expenses and subsequent costs. Everything needed for a comprehensive fertility treatment is contained within a Smart Cycle treatment bundle, including all necessary diagnostic testing and access to the latest technology (e.g., in the case of IVF treatment, preimplantation genetic testing). We currently offer 20 different Smart Cycle treatment bundles, which may be used independently or in combination depending on a member’s need. Each Smart Cycle has a separate unit value (i.e., some have fractional values and some have whole values). Our clients contract to purchase a cumulative Smart Cycle unit value per eligible member. These can range from one to unlimited cumulative Smart Cycles units. Members can choose their preferred provider clinics within our network and utilize their Smart Cycles for whichever treatments they and their fertility specialists determine to be necessary throughout their fertility journey.
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
Personalized Concierge-Style Member Support Services
Our fertility benefits solution provides members with access to significant support services that are crucial to the success of the fertility and family building journey. Before the fertility treatment process begins, and throughout every step of the fertility journey, we deliver high-touch member support services through a dedicated PCA, who is paired to a member and interacts with them an average of 15 times over the course of their treatment. Our PCAs have deep fertility expertise and provide extensive clinical education, guidance and emotional support to our members. Additionally, we have an in-house clinical staff, comprised of professionals with substantial expertise in reproductive endocrinology, fertility nursing, clinical psychology and social work who design our PCA training curriculum and direct our comprehensive member experience.
Our comprehensive member portal, accessible via any desktop or mobile device or via the mobile application, further supports the member experience by providing key educational resources and easy-to-access benefits information to our members. Our members can use the portal to securely message their PCA or access a curated library of videos, articles, podcasts and webinars on fertility and family building. The portal also offers digital solutions that help our members address the emotional effects that are often associated with infertility, including loss, self-blame, anxiety and depression. Additionally, the portal can be used to review plan coverage, benefit utilization, claim details and account balances. We believe our platform provides our members with best-in-class support services to help them navigate their fertility and family building journeys.
Selective Network of High-Quality Fertility Specialists
We have utilized our deep industry knowledge and the insights derived from our data analytics platform to establish and actively manage a national network of leading fertility specialists in the United States. Our members receive access to our selective Center of Excellence network of high-quality providers that includes over 1,050 fertility specialists who practice at over 650 provider clinic locations throughout the United States and over 1,140 specialists in total when including reproductive urologists. Our network includes 45 of the top 50 fertility practice groups by volume in the United States according to 2022 CDC data, which was published in 2024 and is the most recent data available. Fertility specialists who are invited to join our network must meet and maintain rigorous credentialing standards and quality thresholds that we set for inclusion in our network to ensure that our members receive the highest quality care. Our national network serves members in virtually every state, providing extensive geographic coverage to our national employers.

Progyny Rx, an Integrated Pharmacy Benefits Solution
Progyny Rx is our integrated pharmacy benefits solution that can be added by clients that utilize our fertility benefits solution. This solution provides our members with access to the medications needed during their treatment. As part of this solution, we provide care management services, which include our formulary plan design, simplified authorization, assistance with prescription fulfillment and timely delivery of the medications by our network of specialty pharmacies, as well as medication administration training, pharmacy support services and continuing PCA support. Our single treatment and medication authorization process reduces the administrative burden, creating an efficient pharmacy solution for our members and their fertility specialists. Progyny Rx reduces dispensing and delivery time to two days to eliminate the risk of missed treatment cycles. Our single medication authorization and delivery process ensures that our members will not miss or delay cycles. We provide access to phone-based, clinical education and support seven days a week to ensure that our members understand any necessary medication storage requirements and administration techniques, including injection training. To further support members who require additional education, we also offer a library of on-demand videos. Given the importance of the timely use of medication to the success of fertility treatments, and the complexity involved in administering the medications, we believe Progyny Rx provides a differentiated and effective pharmacy solution for our clients and their employees.
Robust Data Collection Process
We believe that we are the only fertility and family building benefits company to collect data in a timely manner directly from providers on adherence to treatment protocols and clinical outcomes, including single embryo transfer rates, pregnancy rates, miscarriage rates, live birth rates, multiple birth rates, practice patterns, treatment timelines and costs per birth. Our data is used to understand the utilization of our benefits, our provider clinics’ adherence to best practices and the outcomes produced by each clinic and across our network. This data informs decisions across our platform, from services covered to our fertility network standards. The insights from our data also enable us to actively manage our fertility specialist network and ensure that our fertility specialists are utilizing best practices and optimizing outcomes. The data collection process also includes extensive member surveys, which allow us to understand and improve our member experience and satisfaction. Finally, our data allows us to provide our clients with unique and detailed reports in order to provide full transparency into the utilization of their benefit program, their expenditures and the outcomes delivered and value created. We believe that we effectively utilize our thorough data collection and analysis process and our unique and robust data set to continuously improve the client and member experience across our platform.
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
Full Service Client Success
We provide a dedicated client success team to help ensure that we are delivering superior service. Our client success managers support our clients’ day-to-day needs and resolve issues that arise. For example, to help our clients ensure that their employees are fully aware of the Progyny program, our client success teams work with our clients to create co-branded materials to support health fairs, open enrollment events and other employee communications. The client success team also attends open enrollment benefits fairs and other health fairs throughout the year and hosts virtual open enrollment webinars for members to attend live or on-demand. Our client success team also reviews all program reports with our clients to reinforce the transparency we provide to clients into their expenditures and outcomes and to review and quantify the value created by our solutions. We believe our client success services, including our detailed client reporting, play an important role in helping us maintain and strengthen our client relationships.

Ease of Integration for Our Clients
Once we are selected by an employer to manage their fertility and family building benefit, our solution is easy to implement as part of their broader pre-tax medical benefits package. Integrating our solution involves only a small commitment of our client's time (typically only six to ten hours over the course of six weeks). Underlying the ease of integration is the fact that we have developed multiple integration solutions that allow us to integrate with any health plan or health insurance carrier, reducing significant time and expense for our clients. Our ability to integrate our solution with our clients' health insurance plan allows our benefit to be offered to employees on a pre-tax basis, providing our members with significant savings in comparison to a post-tax reimbursement. We believe our ability to integrate our benefits solutions with all of the large national health insurance carriers is a differentiating factor within the industry.
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
Value Proposition
We believe that our competitive success is a function of our ability to concurrently: (1) provide tangible financial value to our clients; (2) deliver a better and more supported fertility journey to our members; and (3) provide value to, and work collaboratively with, the nation’s leading fertility specialists.
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
•Employee Productivity and Retention. Our solution addresses employee absenteeism, poor productivity, and the lack of employee retention driven by the stress of suffering from infertility (and undergoing fertility treatment) as well as the return-to-work issues related to multiple births. Our members are able to receive the most effective treatments more quickly and have access to high-touch member support services through our PCAs, thereby reducing the physical and emotional rigors of infertility and its treatment.
•Appeal to Existing and Prospective Employees. Better fertility benefits programs can be a key component to enhancing a company’s overall benefits program and an important tool in its recruiting efforts and in helping retain key talent. An appealing feature of the Progyny benefit from an employee retention perspective is that the benefit is both comprehensive and is accessible by all groups across an employee population. The level of employee satisfaction we provide is important for any employer focused on employee retention.
We Provide Meaningful Value to Our Members
•Superior Clinical Outcomes. Our members experience healthier pregnancies (with significantly increased utilization of single embryo transfer) and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

Outcome	National Averages for All Provider Clinics	Progyny In-Network Provider Clinic Averages for All Patients	Progyny In-Network Provider Clinic Averages for Progyny Members Only(3)
Live birth rate per attempted retrieval(2)	34.9%	36.8%	46.7%
Single embryo transfer rate(1)	78.9%	80.8%	96.6%
Pregnancy rate per IVF transfer(1)	54.3%	55.6%	60.8%
Miscarriage rate(1)	18.2%	17.9%	14.4%
Live birth rate per transfer(2)	42.2%	43.2%	52.1%
IVF multiples rate(2)	5.8%	5.4%	2.1%
(1)Calculated based on the Society for Assisted Reproductive Technology, or SART, 2021 National Summary Report, finalized in 2024.
(2)Calculated based on CDC, 2022 National Summary and Clinic Data Sets, published in 2024.
(3)Calculated based on the 12-month period ended December 31, 2023.
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
•Access for All Employees and Dependents. Smart Cycles are available to be utilized across all employee groups, including populations not typically covered.
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
•Access to Selective, Premier Fertility Specialist Network. Our solution provides members with access to the nation’s leading fertility specialists, including over 1,050 fertility specialists who practice at over 650 provider clinic locations throughout the United States. Our network includes 45 of the top 50 fertility practice groups by volume in the United States according to 2022 CDC data.
•Integrated Pharmacy Benefits Solution. Progyny Rx provides members with a simplified authorization process, timely medication delivery and member support from pharmacy clinicians seven days a week.
We Provide Meaningful Value to Our Fertility Specialists
•Members Supported with a Comprehensive Benefit. Our solutions allow our members to arrive at their fertility specialist with a fully-covered course of treatment and the flexibility to utilize the latest approved technologies and best practices via our comprehensive Smart Cycle benefits plan design. Members are also educated on the use of best practices and are supported by PCAs throughout their fertility journey.
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
•Superior Clinical Outcomes. Outcomes for Progyny members across our fertility specialist network are superior to the average outcomes that the same provider clinics report to the CDC for all of their patients. Specifically, as shown in the table above, the in-network average live birth rate per attempted retrieval for Progyny members is 46.7%, as compared to the 36.8% average live birth rate per attempted retrieval for all patients at those same clinics. This results in the typical Progyny member undergoing 2.1 retrievals for a live birth as compared to the national average of 3.6 retrievals. This difference of more than one retrieval represents substantial cost avoidance for our clients, as well as significantly less physical and emotional stress on the member.
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
Growth Strategy
Expand Our Client Base
We intend to continue increasing our client base of self-insured employers in the United States by leveraging our experienced sales team and strong relationships with benefits consultants. We believe that we have a total addressable market of approximately 8,000 potential employer clients in the United States, who have a minimum of 1,000 employees, as well as Taft-Hartley labor populations, and federal government populations, and, with our base of over 530 clients under contract, we are still in the early stages of our growth trajectory. Importantly, as we have continued to grow, we have meaningfully diversified our client base across an array of different industries. We believe that our employer clients are thought leaders in their respective industries and are creating a network effect that is helping to drive more widespread adoption of fertility benefits in their specific industries. We are expanding our client base within each industry that we serve, and have developed industry-specific strategies, which enable us to most effectively target our addressable market. Additionally, we believe that our expanding presence has resulted in a heightened awareness of fertility benefits and has informed the market of the value we provide to our employer clients and our members, which we believe also helps facilitate growth.

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

Expansion of Progyny Benefits Solutions within Our Existing Client Base
We expect to see further growth from existing clients that add incremental services to their fertility benefits program. For example, a client can expand the fertility benefits they offer to their employees by increasing the number of Smart Cycles they contract for, and they can expand the solutions they offer by adding our new preconception, maternity and postpartum offering and menopause and midlife care offering. In addition, our fertility benefits solution clients can purchase our add-on Progyny Rx solution. We introduced Progyny Rx in the third quarter of 2017 and went live with a select number of clients in January 2018. Currently, 91% of our clients under contract are utilizing this solution, including 95% of the clients we signed in fiscal year 2024. We believe our sales and marketing capabilities play an important role in informing and educating clients about the additional value and impact we can provide to them and their members by enhancing their benefit program.
New Services and Addressable Markets to Enhance the Depth and Breadth of Our Comprehensive Family Building Offering
As we continue to grow and expand our client base, we are continually evaluating the latest evolving trends to identify ways we can better serve the needs of existing and potential clients and their employees. We believe we are uniquely positioned to do this for several reasons. We believe the combination of our Medical Advisory Board and our selective network of high-quality fertility specialists, as well as the data we collect and analyze, provides us with differentiated insights into fertility care delivery and support. In addition, we believe we have positive and collaborative relationships with our clients that offer us additional insights into their needs. We believe the combination of these factors, coupled with our demonstrated track record of adding more services to our benefits design, highlights that we are well positioned to continue to do so in the future. To date, we have identified several ways we believe we can potentially expand our comprehensive family building offering, our addressable market, and our client base in the future, including the addition of our new preconception, maternity and postpartum offering and menopause and midlife care offering. In addition, we may aim to expand our addressable market to middle market employers with under 1,000 employees, including fully insured populations. We will continue to evaluate opportunities as our platform continues to expand.
Clients
We currently have contracts to serve over 530 employers in the United States across more than 40 industries. Our current clients, who are leaders across both high-growth and mature industries and range in size from at least 1,000 to 600,000 employees, represent approximately 6.7 million lives under contract.
We have clients in the technology, consumer retail, e-commerce, industrial, healthcare, media, insurance, legal, food and beverage, financial services, life sciences, professional services, government services, union, energy, manufacturing, logistics, transportation, aerospace, real estate, nonprofit and hospitality sectors.
Substantially all of our clients have renewed their benefits management contracts since our initial benefit offering launched in 2016. The majority of our clients have signed multi-year contracts or contracts that renew automatically on an annual basis.
Given that the majority of our clients contract with us for a January 1st benefits plan start date, our sales cycle follows the conventional healthcare benefits cycle, which largely concludes by the end of October of the prior year to allow for benefits education and annual open enrollment to occur. In the 2024 sales cycle, more clients, with benefits going live in 2025, have opted for comprehensive coverage, with substantially all of our new clients electing Progyny Rx, multiple Smart Cycles and/or egg-freezing.
Competitive Landscape
We believe we are the leader in the market for employer-sponsored fertility benefits and family building solutions.
We believe we compete favorably based on the following competitive factors:
•the value and comprehensiveness of the benefits solution and superior outcomes for members;
•benefits plan design;
•access for all employees and their covered dependents;

•equitable access to care across geographic areas;
•treatment plans that maximize effectiveness and achieve desired outcomes;
•member experience, including unlimited dedicated patient education, clinical guidance and emotional support;
•access to a network of high-quality fertility specialists;
•data reporting and sharing; and
•access to an integrated pharmacy solution.
While we do not believe any single competitor offers a similarly robust, integrated fertility and family building benefits solution, there are alternative solutions in the market such as the health insurance companies who are able to provide fertility benefits management services as part of their overall administration of a company's health plan and who are our primary competition. In addition, other competitors include specialty fertility-focused solutions owned or sponsored by health insurance companies to provide more comprehensive support to fertility patients than their general medical coverage provides, such as case management or educational support, and venture capital or private equity-backed companies who focus on maternity and reproductive health services more broadly, or who provide fertility-specific benefits solutions.
Our solutions are structured as a pre-tax benefit program integrated into employers’ overall employee medical insurance plan, which is unique compared to the offerings of benefits managers new to the industry that do not have integrated health insurance carrier solutions. In addition to our unique plan design, member support and fertility specialist network, one of the key structural differences between our pre-tax benefit and post-tax reimbursement programs is that the individual receiving reimbursement for fertility treatments must pay income taxes on the amount of that reimbursement for the post-tax programs.
Sales and Marketing
We sell our solutions through our sales organization and, in many cases, we leverage our relationships with top benefits consultants, channel partners and health plan partners to establish relationships with potential clients. Our sales team has broad experience in health benefits management and extensive long-term relationships with industry participants and benefits executives at large employers. Our sales team is organized principally by geography and account size and is responsible for identifying potential clients and managing the overall sales process. The success and effectiveness of our sales team is evidenced by the addition of over 80 new clients in 2024, and the fact that a majority of our current clients terminated their prior fertility benefit to switch to Progyny.
We generate client leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target human resource, benefits and finance executives in addition to healthcare professionals and senior business leaders. Our principal marketing programs include learning opportunities for potential members, demand generation, field marketing events, integrated marketing campaigns (including direct email and online advertising) and participation in industry events, trade shows and conferences. We also benefit from strong referrals as several of our prominent clients have publicly endorsed Progyny and discussed the value they and their members receive.
Government Regulation
The healthcare industry is subject to significant and evolving federal and state regulation and judicial interpretation. We are regulated, directly or indirectly through our client relationships, by various federal agencies, including, but not limited to, the Department of Health and Human Services, or HHS, the Department of Labor, or DOL, and the Federal Trade Commission, or FTC, as well as by various state governments and agencies. Although many regulatory and governmental requirements do not directly apply to us or our business, our clients may be directly subject to such regulations and requirements, and, in turn, we may be required to comply as a result of our contractual obligations with our clients. We have structured our operations to comply with all laws, regulations and other requirements applicable to us directly and to our clients, members, fertility specialists and specialty pharmacies. However, it is uncertain how our operations may be impacted by changing political, legislative, and regulatory landscapes and priorities, as well as other factors impacting the healthcare industry.

Licensing Requirements
Many states have licensure or registration requirements for entities acting as a third-party administrator, or TPA, or pharmacy benefit manager, or PBM. Given the nature and scope of the solutions and services that we provide, we are required to maintain TPA and/or PBM licenses and registrations in certain jurisdictions and to ensure that such licenses and registrations are in good standing on an annual basis. These licenses require us to comply with the rules and regulations of the governmental bodies that issued such licenses, including maintaining certain solvency or bond requirements. In addition, certain states impose licensing requirements on entities that provide utilization review services. We are licensed, are exempt from licensure or registration, or believe that we are otherwise authorized in the states where we provide utilization review services.
ERISA Regulation
The Employee Retirement Income Security Act of 1974, or ERISA, regulates certain aspects of employee health plans, including both insured and self-funded health plans sponsored by our clients, with whom we have agreements to provide TPA services and, in most cases, PBM services through Progyny Rx. In our capacity as a TPA and/or PBM for our clients, we may be subject to certain provisions of ERISA.

Under ERISA, health plan fiduciaries are subject to certain fiduciary obligations. However, we believe that the conduct of our business vis-à-vis our clients’ plans is not of a fiduciary nature, and, therefore, we are not subject in general to the fiduciary obligations imposed by ERISA with respect to such plans. In addition, ERISA plans are subject to certain rules, published by the DOL, including reporting requirements for direct and indirect compensation received by health plan service providers. ERISA's prohibitions on certain forms of remuneration made to, or received by, health plan service providers or other persons are broadly written, and their application to particular cases is uncertain.

Although ERISA has historically been interpreted to have a broad preemptive effect with respect to certain state laws that “relate” to benefit plans, it does not preempt all state laws imposing transparency or other requirements on PBMs. If the interpretation of ERISA preemption is further narrowed in the future, our contractual obligations with our self-insured clients would likely require us to comply more broadly with state laws applicable to health insurance that do not currently apply to us.

PBM Regulation

Recently, there have been a number of reform efforts focused on PBM regulation, program pricing, and transparency, from both federal and state legislatures and agencies, including, but not limited to, the disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers or pharmacy program partners, rules governing contractual provisions between PBMs and their contracted payers and/or pharmacies, registration or licensing of PBMs, transparency reporting requirements, and audits of PBM operations.

In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the National Association of Insurance Commissioners, have issued model regulations or may propose future model regulations related to PBM operations. PBM credentialing organizations may also establish voluntary standards regarding PBM activities. While the model regulations and standards of these quasi-regulatory or credentialing organizations are not legal requirements, federal and state lawmakers may be influenced to adopt similar legislation, and such model regulations and standards may also impact client expectations or requirements for PBM services.

HIPAA Privacy and Security Requirements

Regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, establish privacy and security standards that limit the use and disclosure of certain individually identifiable health information (known as “protected health information”), including reproductive health information, and require the implementation of administrative, physical and technical safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. The privacy regulations established under HIPAA provide individuals with rights related to understanding and controlling how their protected health information is used and disclosed. As a provider of services to entities subject to HIPAA, we are directly subject to certain provisions of HIPAA in our capacity as a “Business Associate.” When acting as a Business Associate under HIPAA, to the extent permitted by applicable privacy regulations and contractual arrangements with our clients, we are permitted to use and disclose protected health information to perform our services and for other limited purposes, but other uses and disclosures, such as marketing communications, require written authorization from the member or must meet an exception specified under HIPAA. We also have downstream Business Associates that perform services for us and are also subject to HIPAA.

Other Data Privacy and Cybersecurity Requirements

In addition to HIPAA, numerous other federal and state laws, rules, regulations and standards govern the collection, dissemination, use, handling, transfer, processing, access to and confidentiality of personal information, some of which may be applicable to our business. Certain federal and state laws protect types of personal information that may be viewed as particularly sensitive. For example, New York’s Public Health Law, Article 27-F protects information that could reveal confidential HIV-related information about an individual. In many cases, state laws are more restrictive than, and not preempted by, HIPAA, and may allow personal rights of action with respect to data privacy or cybersecurity breaches, as well as fines. State laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities. Further, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, CCPA), gives California residents certain rights to access and delete their personal information, opt out of certain personal information sharing, including certain sensitive personal information, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which has increased the likelihood and risks associated with data breach litigation. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance more challenging and could lead to additional liability risks.

Consumer Protection Laws

Federal and state consumer protection laws are being applied increasingly by the FTC, Federal Communications Commission, or FCC, and state attorneys general to regulate the collection, use, handling, transfer, storage, processing and disclosure of personal or health information, through websites or otherwise, and to regulate the presentation of website content. Consumer protection laws require us to publish statements to users of our services that describe how we handle personal information and choices consumers may have about the way we handle personal information.

State Corporate Practice and Fee-Splitting Prohibitions

These laws generally prohibit non-physician entities from practicing medicine, exercising control over physicians or engaging in certain practices such as fee-splitting with physicians. We have structured our operations and contracts with our providers to comply with these laws. However, regulatory authorities, state medical boards, state attorneys general and other parties, including our network physicians, may assert that we are engaged in the prohibited corporate practice of medicine, and/or that our arrangement with our network providers constitutes unlawful fee-splitting.

Intellectual Property
As of December 31, 2024, we had a number of registered trademarks, including Progyny (and design), Smart Cycle and UnPack It, none of which are subject to any known rights of any third parties, including any impairments, assignments or pledges. Other than these registered trademarks, we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets.

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

Employees and Human Capital
As of December 31, 2024, we had 680 employees, of which 675 were full-time. Our employees are our most important asset, and our culture is key to our success. We are united around our mission and committed to our shared values of passion, collaboration, innovation, integrity and growth.

Our people strategy is primarily focused on culture and engagement, competitive compensation and development, and community outreach and support.

•Culture and Engagement. We believe our culture has been a key contributor to our success to date and that the critical nature of the mission we are pursuing promotes a sense of greater purpose and fulfillment in our employees. We have invested substantial time and resources in building our culture in order to retain and recruit talent and to effectively focus on, and pursue, our corporate objectives. We measure employee engagement on an ongoing basis, including through broad employee satisfaction surveys and pulse surveys on specific issues. These are intended to assess our success in promoting an environment where employees are engaged, satisfied and productive and possess a strong understanding of our business objectives. The results from engagement surveys are used to implement programs and processes designed to enhance employee engagement and improve the employee experience or modify existing programs and benefits offerings.

•Competitive Compensation and Development. We invest in our workforce by offering competitive salaries, attractive incentives and innovative benefits. Our benefits are designed to help employees and their families stay healthy, meet their financial goals, protect their income and balance their work and personal lives. These benefits include access to mental health services, life and financial planning workshops, wellness initiatives, employee assistance programs, and new parent and return-to-work benefits. We also include the Progyny benefit as part of our benefits offerings, allowing our employees to realize their dreams of family and ideal health. We offer paid parental leave for new parents, with an extension of leave for those with an infant in the NICU, as well as a pregnancy loss leave benefit as an enhancement to our bereavement leave policy, explicitly recognizing the physical, emotional, and mental health impact of a pregnancy loss or failed fertility procedure, adoption or surrogacy. We also offer additional paid leave to all employees to support other family health and care challenges. In addition, we focus on creating opportunities for employee growth, development and training, including opportunities to cultivate talent and identify internal candidates for new roles at the Company, management and leadership development programs, technical skill building initiatives and mentoring programs.

•Community Outreach and Support. We believe it is important to give back and promote community outreach and support through corporate giving, charitable matching, and employee volunteerism in the communities in which we live and work. We allow flexible work hours to accommodate employee volunteer opportunities and attend company-sponsored charitable events and continue to develop partnerships with community organizations that align with our priorities in fertility, family building and equity in healthcare.
Our Corporate Information
We were incorporated in Delaware in 2008 under the name Auxogen Bioscience, Inc. In 2010, we changed our name to Auxogen, Inc. and in 2015 we changed our name to Progyny, Inc. Our principal executive offices are located at 1359 Broadway, New York, New York 10018, and our telephone number is (212) 888-3124. Our website address is www.progyny.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.
Available Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (including amendments to those reports), proxy statements and other information. Our SEC filings are available to the public on the Internet at the SEC’s website at http://www.sec.gov. We also make available on our website at investors.progyny.com, under “Financials—SEC Filings,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K. Further, our references to website URLs are intended to be inactive textual references only.

We announce material information to the public through filings with the SEC, our investor relations website at investors.progyny.com, press releases, public conference calls, and webcasts to achieve broad, non-exclusionary distribution of information. We therefore encourage investors and others interested in Progyny to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page of our website.

ITEM 1A.    RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider all of the information contained in this Annual Report on Form 10-K, including the sections titled “Cautionary Note Regarding Forward-Looking Statements,” Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Any of the following risks could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition and results of operations could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business and Industry

We may fail to meet our publicly announced guidance or other expectations about our business and future results of operations, which would cause our stock price to decline.

We have provided, and may continue to provide, guidance about our business and future results of operations. On February 27, 2025, we issued guidance for the first quarter of 2025 and full year 2025. Our guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given and may be revised at a later time, solely in our discretion, as we learn more information. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In developing guidance, our management must make certain assumptions and judgments about, among other things, our business strategy, plans, and goals; expectations concerning our market position and future operations; and other financial and operating information, as well as the impact of events beyond our control, such as macroeconomic conditions, shortages of fertility medications or trends in utilization or consumption, that are inherently difficult to predict. While the guidance may be presented with numerical specificity, it is necessarily speculative in nature. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or consensus due to a number of factors, many of which are outside of our control and which could adversely affect our business and future results of operations. In addition, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of our future results of operations fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

The market in which we operate is highly competitive, and, if we do not continue to compete effectively, our business, financial condition and results of operations could be harmed.

We operate in a highly competitive market and compete on the basis of several factors, including: the value and comprehensiveness of our solutions and the Smart Cycle (our unique approach to benefits plan design that ensures that members always have coverage for a full treatment cycle as their access to treatment is not limited by a dollar maximum that could be exhausted mid-treatment), superior outcomes, access for all employee groups and covered dependents, equitable access to care across geographic areas, quality of the member experience and comprehensive member support, access to our selective Center of Excellence network of high-quality fertility specialists, data reporting and analysis and access to an integrated pharmacy solution. While we do not believe any single competitor offers similarly robust and integrated fertility and family building benefits solutions, there are alternative solutions in the market offered by health insurance companies, entities owned or sponsored by health insurance companies, and venture capital or private equity-backed companies that focus on maternity and reproductive health services more broadly or that provide fertility-specific benefits solutions.

As we market our solutions to potential clients that currently utilize other fertility benefits vendors, we may fail to convince their internal stakeholders that our offerings and our model are superior to their current solutions. Some of our competitors are more established, benefit from greater brand recognition and have substantially greater financial, technical and marketing resources. Our competitors may develop or integrate solutions and services that may be more efficient or appealing to our existing and potential clients. For example, fertility-focused PBMs could emerge that would compete with Progyny Rx. In addition, we believe one of our key competitive advantages is our purpose-built, data-driven platform. While we do not believe any competitors have developed a similarly robust data collection, sharing and reporting process at this time, current or future competitors may be successful in doing so in the future.

As the market in which we operate matures and more competitors enter the market and introduce differentiated solutions or services that compete with our solutions, our success depends on our ability to: compete effectively in our market, identify and effectively respond to changes in market dynamics and client and member preferences, maintain or increase our market share, and differentiate our offerings by innovating and delivering products and services that provide enhanced value to our clients and members. As we market our solutions to existing and potential clients, we must convince them that our solutions and our model are superior to our competitors. As a result of these and other factors, we may be unable to continue to compete successfully, which would have an adverse effect on our business, financial condition and results of operations. We also could be adversely affected if we fail to identify or effectively respond to changes in market dynamics. As a result of any of these factors, we may not be able to continue to compete successfully against our current or future competitors, and this competition could result in declining market share, which would harm our business, financial condition and results of operations.

In addition, many healthcare industry participants are consolidating to create larger and more integrated healthcare delivery systems with greater market power, and we expect regulatory and economic conditions to result in additional consolidation in the healthcare industry. Financial investors are acquiring fertility practices, and this may accelerate consolidation within the fertility industry. Although comprehensive, our solution is a standalone fertility benefit, and clients may prefer a single healthcare solution, which could adversely affect our ability to retain existing clients or grow our client base. We work with partner organizations to market our benefit to potential clients. As consolidation accelerates, the economies of scale of our partner organizations may grow. If a partner experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce demand for our services. Furthermore, as healthcare providers consolidate to create larger and more integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate fee increases for their services. Finally, consolidation may also result in the acquisition of our partners by competitors or development by our partners of products and services that compete with our products and services. Any of these potential results of consolidation could also have a material adverse effect on our business, financial condition and results of operations.

Unfavorable conditions in the global economy or our industry could limit our ability to grow our business and negatively affect our results of operations.

Market volatility and uncertainty related to general economic conditions remain widespread, making it very difficult for our clients and us to accurately forecast and plan future business activities. Negative conditions in the general economy in the United States and elsewhere, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation, consumer confidence, international trade relations, geopolitical conflict, political turmoil, natural catastrophes, epidemics, pandemics or outbreaks of contagious diseases, warfare and terrorist attacks, could cause a decrease in business investments, including spending on employee benefits, and negatively affect the growth of our business. In addition, economic conditions, including inflation, interest rate fluctuations, changes in capital market conditions, disruptions in the banking industry and other parts of the financial services sector, and regulatory changes, such as the taxability of medical benefits like ours, may affect our ability to obtain necessary financing on acceptable terms.

Unfavorable changes in our industry, including reductions in general healthcare spending, or in the United States and global economy could have a negative effect on our and our existing clients’ and potential clients’ results of operations. This could result in the delay or cancellation by certain clients, including if adoption of our solutions are perceived by existing clients and potential clients to be discretionary, if they experience a reduction in their employee headcount, whether due to reductions in force or turnover, or are unable to grow employee headcount or there are material defaults by members on past amounts due. An increase in the cost of obtaining fertility medication or general medical cost inflation could also negatively impact our results of operations. In addition, the increased pace of consolidation in the healthcare industry may result in competitors with greater market power, which may adversely affect our ability to retain existing clients and attract new clients. Many economists believe the global economy will likely experience a recessionary environment in the near future. The Federal Reserve’s efforts to tame inflation have led to, and may continue to lead to, increased interest rates. A significant escalation or expansion of economic disruption could have a material adverse effect on our results of operations. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry, nor its impact on us or our clients.

Our business depends on our ability to retain our existing clients and increase the adoption of our services within our client base. Any failure to do so would harm our business, financial condition and results of operations.

As part of our growth strategy, we are focused on retaining and expanding our services within our existing client base. Our clients can expand the benefits they offer their employees in a number of ways, including by adding egg freezing, increasing the number of Smart Cycle units, and adding our Progyny Rx solution or any of our other solutions and services.

We went live with Progyny Rx in 2018, and 91% of our current clients have now launched this solution, including approximately 95% of the clients we signed in 2024.

Factors that may affect our ability to retain our existing clients and sell additional solutions to them include, but are not limited to, the following:

•the price, timeliness and outcomes of our solutions;

•the availability, price, timeliness, outcomes, performance and functionality of competing solutions;

•our ability to maintain and appropriately expand our Center of Excellence network of high-quality fertility specialists;

•our ability to continue to offer complementary solutions and services that will enhance our comprehensive fertility and family building offering;

•changes in healthcare laws and regulations, the enforcement of such laws and regulations, or healthcare trends;

•global economic conditions, including any material increase in unemployment rates, and the business environment of our clients and, in particular, slowing growth or reduction in our clients’ headcount or spending on employee benefits; and

•consolidation of our clients, resulting in a change to their benefits program or a shift to one of our competitors.

Any of the above factors, alone or together, could negatively affect our ability to retain existing clients and sell additional solutions to them, which would have an adverse effect on our business, revenue growth and results of operations.

Our largest clients account for a significant portion of our revenue, and a significant number of our clients are in the technology industry. The loss of one or more of these clients, changes to pricing terms with these clients or changes within the technology industry could negatively impact our business, financial condition and results of operations.

We currently have contracts to serve over 530 employers with at least 1,000 covered lives in the United States across more than 40 industries. For the year ended December 31, 2024, one of our clients accounted for 12% of our total revenue (the "Client"). For the year ended December 31, 2023, the Client accounted for 13% of our total revenue. No other clients accounted for more than 10% of our total revenue for the years ended December 31, 2024 and 2023. In the third quarter of 2024, we were notified that the Client elected to exercise a 90-day option to terminate its services agreement, effective as of January 1, 2025.

Engagement with these clients is generally covered through contracts that are multi-year in duration. These clients may terminate early or decline to renew their existing contracts with us upon expiration, and any such termination or failure to renew could have a negative impact on our revenue and impact our long-term growth. Our clients could also renegotiate pricing terms at the time of renewal, which could have a negative impact on our revenue. In addition, we generate a significant portion of our revenue from clients in the technology industry. Any of a variety of changes in that industry, including reductions in workforce or heightened employee attrition, changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.

If we are unable to attract new clients, our business, financial condition and results of operations would be adversely affected.

To increase our revenue, we must continue to attract new clients. Our ability to do so depends in large part on the success of our sales and marketing efforts and our ability to attract industry leaders in diversified sectors, which could prompt others in the same sectors to follow suit in order to remain competitive. Potential clients may seek out other options; therefore, we must demonstrate that our solutions are valuable and superior to alternatives. If we fail to provide high-quality solutions and convince clients of the benefits of our model and value proposition, we may not be able to attract new clients. The market for our solutions could decline or grow more slowly than we expect, including due to general economic conditions, high unemployment rates, reductions in workforce or employee attrition, impacts related to epidemics, pandemics, and outbreaks of contagious diseases, a decrease in business investments, including spending on employee benefits, and other factors. If the market for our solutions declines or grows more slowly than we expect, or if the number of clients that contract with us for our solutions declines or fails to increase as we expect, our financial results could be adversely impacted. As the markets in which we participate mature, fertility solutions and services evolve and competitors begin to enter into the market and introduce differentiated solutions or services that are perceived to compete with our solutions, particularly if such competing solutions are adopted by an industry leader in a particular sector, our ability to sell our solutions could be impaired. As a result of these and other factors, we may be unable to attract new clients, which would have an adverse effect on our business, financial condition and results of operations.

A significant change in the utilization of our fertility solutions, including the consumption rate or the mix of utilization, could have an adverse effect on our business, financial condition and results of operations.

We cannot control or predict the consumption rate of our solutions or the mix of utilization of our solutions by our clients, in particular as it relates to newer clients. A significant reduction in the number of members using our solutions could adversely affect our business, financial condition and results of operations. Factors that have and could continue to contribute to a reduction in the use of our solutions include: reductions in workforce by existing clients; general economic downturns that result in business failures and high unemployment rates; impacts related to public health emergencies; employers no longer offering comprehensive health coverage or offering alternative solutions such as coverage on a voluntary, employee-funded basis; labor shortages at our provider clinics; changes to the taxability of medical benefits; failure to adapt and respond effectively to changes in the medical landscape, laws, regulations and government enforcement priorities, client and member needs, requirements or preferences; premium increases and benefits changes; or negative publicity.

It is also difficult for us to control or predict the consumption rate or mix of utilization of our solutions at the member level. If the actual utilization of our solutions by members is significantly greater than budgeted, our clients may be responsible for costs that exceed their planned expenditure. If we cannot help our clients accurately predict rate of consumption by their employees, our clients may turn to alternative solutions, and our business and profitability would be adversely impacted. In addition, higher clinical success rates and other factors could also impact timing and treatment paths, which may result in lower revenue per utilizing member.

Acquisitions, strategic investments, or partnerships could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition and results of operations.

From time to time, we may acquire or invest in businesses, joint ventures, products and services, or technologies that we believe could complement or expand our solutions, enhance our technical capabilities, or otherwise offer growth opportunities. For example, we acquired Apryl GmbH, a Berlin-based fertility benefits platform, in June 2024 and Benefit Bump LLC, a comprehensive parental leave benefits navigation program for new and growing families in January 2025. We also expanded our offerings to include preconception, maternity and postpartum and menopause and midlife care solutions. We expect to make additional investments as we continue to introduce new solutions and services to enhance our comprehensive family building offering and our technology infrastructure, including systems architecture, scalability, availability, performance and security. Any such acquisition or investment may divert the attention of management and cause us to incur expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties integrating the businesses, technologies, products and services, personnel or operations of any acquired companies, particularly if key personnel of an acquired company choose not to work for us, an acquired company is operationally difficult to integrate, or we have difficulty retaining the clients of any acquired business due to changes in ownership, management or otherwise. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, certain transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. If the resulting business from a transaction fails to meet our expectations, or we fail to successfully integrate such businesses into our own, our business, financial condition and results of operations may be adversely affected, or we may be exposed to unknown risks or liabilities.

We have a limited operating history with our current platform of solutions, which makes it difficult to predict our future results of operations.

We went live with our fertility benefits solution in 2016 and Progyny Rx in 2018. As a result of our limited operating history with our current platform of solutions, as well as a limited amount of time serving a majority of our client base, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or decline for a number of reasons, including slowing demand for our solutions and fertility benefits in general, change in utilization trends by our members, general economic slowdown, an increase in unemployment rates, increased competition, changes in healthcare trends and regulations, changes to science relating to the fertility market, a decrease in the growth of the fertility market, or our failure to anticipate and adapt to changing market trends and to take advantage of growth opportunities. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks effectively, our operating and financial results could differ materially from our expectations, and our business could suffer.
We have a history of operating losses and may not sustain profitability in the future.
We experienced net losses from 2015 to 2019. For example, our net loss was $8.6 million for the year ended December 31, 2019. While we have experienced significant revenue growth since 2016, achieved profitability starting in 2020 and currently project future profitability, we cannot guarantee that we will have sufficient sales to sustain our growth or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase sufficiently to cover increased costs. In particular, we expect to continue to invest in our sales and client success teams to educate potential clients and drive new client adoption, as well as expand the scope of Progyny benefits within our existing client base. We also expect to incur additional costs as we continue to introduce new solutions and services to enhance our comprehensive family building offering and our technology infrastructure, including systems architecture, scalability, availability, performance and security. We will face increased compliance costs associated with our growth and the expansion of our client base. In addition, we incur significant legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to sustain profitability, the value of our business and common stock may significantly decrease.

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

If our information technology systems, or those of third parties with whom we do business, including our provider clinics, specialty pharmacies or other vendors, lag, fail or suffer cybersecurity breaches, we may experience a material disruption of our services or suffer a loss or inappropriate disclosure of confidential information, which could materially impact our business and results of operations.

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including cloud-based systems, to support business processes as well as internal and external communications. Therefore, our success is dependent in part on our ability to secure, integrate, develop, redesign and enhance our (or contract with vendors to provide) information technology systems that support our business strategy initiatives and processes in a compliant, secure, and cost and resource efficient manner. If we or the third parties with whom we do business, including our provider clinics, specialty pharmacies or other vendors, experience an issue with our or their information technology systems, it may result in a disruption to our operations or downstream disruption to our relationships with our clients or our provider clinics. Additionally, if we choose to in source any of the services currently handled by a third-party vendor, it may result in technological or operational disruptions.

In the current environment, there are numerous and evolving risks to cybersecurity and data privacy, including criminal hackers, hacktivists, denial-of-service, ransomware, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological errors. High-profile cybersecurity breaches at other companies and government agencies have increased in recent years. There is the possibility of targeted cyberattacks by foreign countries or entities that could impact United States government and private companies’ technological infrastructures, some of which we utilize to provide our services. The healthcare industry has seen a shift to an accelerated use of digital and technological platforms, particularly in response to the COVID-19 pandemic. As a result of such shift, there have been, and may continue to be, more targeted cyberattacks and threats on us, our vendors, provider clinics and specialty pharmacies. Despite the implementation of security measures, including steps designed to secure our technology infrastructure and sensitive data, we cannot provide assurance that our current information technology system or any updates or upgrades thereto, the current or future information technology systems of the third parties with whom we do business, including our provider clinics, specialty pharmacies or other vendors, are fully protected against malicious intrusion, malware, computer viruses, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures, information or data theft or other similar risks. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience cybersecurity breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We have experienced in the past and expect to continue to experience actual and attempted cyberattacks of our information technology systems, such as through email phishing scams, spoofing attempts and malicious attachments. Although none of these actual or attempted cyberattacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that such incidents will not have such an impact in the future. In addition, to the extent that any disruption or cybersecurity breach were to result in a loss or inappropriate disclosure of confidential or proprietary information, we could incur liability. We have access to sensitive information relating to members, our employees and our business partners in the ordinary course of our business. Any failure or perceived failure by us, or our third-party vendors on our behalf, to comply with U.S. and foreign data privacy and cybersecurity laws, rules and regulations, as well as contractual commitments in this respect, may result in governmental enforcement actions, fines, or litigation, which could have an adverse effect on our reputation and business. If a significant data breach occurred, our reputation could be materially and adversely affected, confidence among our clients and members may be diminished, or we may be subject to legal claims, any of which may contribute to the loss of clients and have a material adverse effect on us. We maintain cyber liability insurance, however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems, and we cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all. To the extent such disruptions or uncertainties result in the theft, destruction, loss or misappropriation or release of our confidential data or our intellectual property, our business and results of operations could be materially and adversely affected. See “Risks Related to Legal and Regulatory Requirements—We operate in a highly regulated industry and must comply with a significant number of evolving legal and regulatory requirements, as well as complex judicial mandates, which could have an adverse impact on our business—Data Protection and Breaches.”

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

Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our client base and achieve broader market acceptance of the solutions we provide.

Our ability to increase our client base and achieve broader market acceptance of the solutions we provide will depend to a significant extent on our ability to expand our marketing and sales capabilities. We plan to continue expanding our direct sales force and to dedicate significant resources to sales and marketing programs, including direct sales, inside sales, targeted direct marketing, advertising, digital marketing, e-newsletter and conference sponsorships. All of these efforts will require us to invest significant financial and other resources. Our business and results of operations could be harmed if our sales and marketing efforts do not generate significant increases in revenue. We may not achieve anticipated revenue growth from expanding our sales and marketing efforts if we are unable to hire, develop, integrate and retain talented and effective sales personnel, if our new and existing sales personnel, on the whole, are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.

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

If the estimates and assumptions we use to determine the size of the target markets for our services are inaccurate, our future growth rate may be impacted, and our business would be harmed.

Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including the risks described herein. Even if the market in which we operate achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Our estimates of the market opportunity for our services are based on the assumption that the purpose-built, data-driven and disruptive fertility benefits platform with the Smart Cycle plan design we offer will continue to be attractive to employers. Employers may pursue alternatives or may not see the value in providing enhanced fertility-related coverage and services to their employees. In addition, we believe we are helping to expand the size of the fertility market as we enhance demand and increase awareness for fertility benefits. If these assumptions prove inaccurate, or if the increase in awareness of fertility benefits attracts potential competitors to enter the market and results in greater competition, our business, financial condition and results of operations could be adversely affected.

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

Additionally, in June 2022 the U.S. Supreme Court in Dobbs v. Jackson Women's Health Organization reversed Roe v. Wade by holding that there is no constitutional right to abortion. Consequently, certain states have enacted or proposed restrictive abortion laws that may also implicate fertility procedures and travel reimbursement programs, which may decrease the demand for, or availability of, certain fertility services. Although President Biden issued executive orders and federal agencies have issued guidance intended to protect access to reproductive healthcare services, the enactment of certain state laws restricting abortion care and other changes in laws, or in interpretation of laws through court decisions, affecting fertility benefits may conflict with, and ultimately limit, the covered benefits offered by a company to its employees and the types of fertility treatment services available at provider clinics. We cannot predict the timing or impact of any future rule making, executive orders, court decisions or other changes in the law, or in how such laws, once enacted, would be interpreted and enforced.

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

Our business experiences seasonality, which may cause fluctuations in our revenue and results of operations.
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
The seasonality of our business could create cash flow management risks if we do not adequately anticipate and plan for periods of comparatively decreased cash flow, which could negatively impact our ability to execute on our strategy, which in turn could harm our results of operations. Accordingly, our results for any particular quarter may vary for a number of reasons, and we caution investors to evaluate our quarterly results in light of these factors.

If our new solutions and services are not adopted by our clients or members, or if we fail to innovate and develop new offerings that are adopted by our clients, our revenue and results of operations may be adversely affected.

To date, we have derived a substantial majority of our revenue from sales of our fertility benefits and Progyny Rx solutions. As we operate in an evolving industry and new market, our long-term results of operations and continued growth will depend on our ability to successfully develop and market new solutions and services to our clients. If our existing clients and members do not value and/or are not willing to adopt such new solutions or services, it could adversely affect our business, financial condition and results of operations. If we are unable to accurately predict clients’ or members’ preferences, if the market in which we operate changes, including in response to government regulation, or if we are unable to modify our solutions and services on a timely basis, we may lose clients. Our results of operations would also suffer if our innovations are not responsive to the needs of our members, appropriately timed with market opportunity or effectively brought to market.

If we fail to adapt and respond effectively to the changing medical landscape, changing laws, regulations and government enforcement priorities, and changing client needs, requirements or preferences, our offerings may become less competitive.

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

If we fail to maintain and enhance our brand, our ability to expand our client base will be impaired, and our business, financial condition and results of operations may suffer.

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

If we fail to retain members of our management team or other key employees or fail to attract additional qualified personnel, our business and future growth may be negatively impacted.

Our success and future growth depend, in part, on the continued services of our management team and other key employees as well as our ability to continue to identify, attract, and retain additional highly-qualified personnel. Competition for talent is intense, and many of the companies with which we compete for talent have greater resources than we do. There is no guarantee that we will be able to attract such personnel on terms that are favorable to us or at all. In addition, our management team and other key employees are employed on an at-will basis, which means that these personnel could terminate their employment with us at any time. If we fail to retain one or more members of our management team or other key employees, or fail to attract and retain new personnel, our business and future growth may be negatively impacted.

Any litigation against us could be costly and time-consuming to defend and could harm our business, financial condition and results of operations.

We have in the past and may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients or vendors in connection with commercial disputes or employment claims made by our current or former employees. We are unable to predict the outcome of any legal proceedings. Such proceedings might result in substantial costs, regardless of the outcome, and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations. Insurance might not cover litigation claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or under insured could result in unanticipated costs, including negative publicity, regardless of whether the allegations are valid or we are ultimately liable, which could damage our reputation and have a material adverse impact on our business, financial condition and results of operations.

We are exposed to credit risk from our members.

We collect co-payments, co-insurance and deductibles directly from our members. We do not require collateral for such receivables. Our failure to collect a significant portion of the amount due on such receivables directly from members could adversely affect our business, financial condition and results of operations.

Our business with government entities is subject to a number of challenges and risks.

We may sell our services or solutions to U.S. federal, state, and local government and agency clients. Sales to such entities are subject to a number of challenges and risks. Selling to such entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have attained a revised certification. Government demand and payment for our offerings are dependent on many factors beyond our control, including general economic conditions, public sector budgetary constraints and funding authorizations, and general political priorities, with funding reductions or delays adversely affecting public sector demand for our offerings.

Further, governmental and highly regulated entities may demand contract terms that differ from our standard arrangements. Such entities may have statutory, contractual, or other legal rights to terminate contracts with us or our partners due to a default or for other reasons. Any such termination may adversely affect our reputation, business, financial condition and results of operations.

Failure to enforce our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success depends in part on our ability to protect our brand, trade secrets and confidential information, including unpatented know-how, technology and other proprietary information, and maintaining, defending and enforcing our intellectual property rights. We rely on our agreements with our clients, non-disclosure and confidentiality agreements with employees and third parties, and our trademarks, trade secrets, and copyrights to protect our intellectual property rights. However, any of these parties may breach such agreements and disclose our confidential or proprietary information, and we may not be able to obtain adequate remedies for such breaches. In addition, we may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to protect and enforce our intellectual property rights. There is no assurance that we will be able to obtain, maintain, defend and enforce our intellectual property rights or that such intellectual property rights will not be challenged, narrowed, held unenforceable or circumvented. Therefore, these legal protections and precautions may not prevent infringement, misappropriation, dilution or other violations of our intellectual property. Any litigation and any infringement, misappropriation, dilution or other violations of our intellectual property could hinder our ability to market and sell our solutions, and our business, financial condition and results of operations could be adversely affected.

If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position would be harmed.

Third parties may allege that our products and services, or the conduct of our business, infringe, misappropriate or otherwise violate such third party’s intellectual property rights. Even if such claims are without merit, defending such claims would cause us to incur substantial expenses and could cause us to pay substantial damages or seek a costly license if we are found to be infringing, misappropriating, or otherwise violating a third party’s intellectual property rights. If we are unable to enter into a license on acceptable terms or at all, we could be forced to cease some aspect of our business operations or be forced to redesign our products or services so that we no longer infringe a third-party's intellectual property rights, which may result in significant cost and delay to us or which redesign could be technically infeasible. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our employees and management from their normal responsibilities.

Moreover, although we take measures to ensure that our employees do not use the confidential or proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other confidential or proprietary information, of third parties, including such individual’s former employer. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Furthermore, we currently own registered trademarks. Any of our trademarks or trade names, whether registered or unregistered, may be challenged, opposed, infringed, cancelled, circumvented or declared generic or determined to be infringing on other marks, as applicable. We may not be able to protect our rights to these trademarks and trade names, which we need to continue to build name recognition with potential partners or clients in our markets of interest.

We may not be able to utilize a portion of our net operating loss or research tax credit carryforwards, which could adversely affect our profitability.

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

•changes in tax laws, tax treaties, or regulations or the interpretation of them (such as the Inflation Reduction Act, which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations);

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

•limitations or adverse findings regarding our ability to do business in some jurisdictions; and

•discrete impact tax items, including items resulting from the amount and timing of equity exercises and our stock price.

Any of these factors could have an adverse effect on our results of operations.

Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local taxes, which could adversely affect our results of operations.

We currently file tax returns in certain states. There is a risk that certain state tax authorities, where we do not currently file a tax return, could assert that we are liable for state and local taxes based on income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority where we do not currently file a state tax return successfully asserts that our activities give rise to a taxable nexus. Such tax assessments, penalties and interest may adversely affect our results of operations.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting principles or interpretations, including the adoption of new or revised accounting principles, may require us to make changes to our systems, processes and controls, which could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations, retroactively affect previously reported results or require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards. See Note 2 – Significant Accounting Policies included in the notes to the consolidated financial statements of this Annual Report on Form 10-K for additional information on recently issued but not yet adopted accounting standards.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. We believe that the assumptions and estimates associated with our accrued receivables related to revenue recognition, accrued claims payable, stock-based compensation expense, and accounting for income taxes have the greatest potential impact on our consolidated financial statements, and therefore, we consider these to be our critical accounting policies and estimates. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
Risks Related to Our Relationships with Third Parties
Our business depends on our ability to maintain our Center of Excellence network of high-quality fertility specialists and other healthcare providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.

Our success is dependent upon our continued ability to maintain a selective Center of Excellence, our proprietary, credentialed network of high-quality fertility specialists. Fertility specialists and our other network providers could refuse to continue to contract with us, demand higher payments or take other actions that could result in higher medical costs, less attractive service for our members or difficulty meeting regulatory or accreditation requirements. Identifying high-quality fertility specialists and other healthcare providers; credentialing and negotiating contracts with them; and evaluating, monitoring and maintaining our network requires significant time and resources. Our network provider contractual arrangements generally may be terminated or not renewed by either party without cause upon prior written notice. We cannot provide any assurance that we will be able to continue to renew our existing contracts or enter into new contracts on a timely basis or under favorable terms enabling us to service our members in a profitable manner. If we are not successful in maintaining our relationships with top fertility specialists, they may refuse to renew their contracts with us, and potential competitors may be effective in onboarding these or other high-quality fertility specialists to create a similar high-quality network. Any of these events could have a material adverse effect on our operations and the provision of services to our members.

There may be additional shifts in the fertility specialty provider space as the fertility market matures, and high-quality fertility specialists may become more demanding in re-negotiating to remain in our network. Our ability to develop and maintain satisfactory relationships with high-quality fertility specialists and other healthcare providers also may be negatively impacted by other factors beyond our control, such as legal and regulatory changes, including changes in government enforcement priorities, impacting providers or consolidation activity among hospitals, physician groups and healthcare providers. In addition, in some markets and geographic areas, certain organizations of physicians or healthcare providers, such as practice management companies (which group together physician practices for administrative efficiency and marketing leverage), accountable care organizations, clinically integrated networks, independent practice associations, and other organizational structures that physicians and other healthcare providers choose may change the way in which these providers do business with us, as well as the competitive landscape. Such organizations or groups of healthcare providers may compete directly with us, which could force us to incur costs to change our business operations, adversely impact our relationships with our providers, or affect how we price our products and estimate our costs, all of which could adversely affect our results of operations, financial position, and cash flows. Healthcare providers in our network may consolidate or merge into other groups or healthcare systems, resulting in a reduction of providers in our network and in the competitive environment. In addition, if these providers refuse to contract with us, use their market position to negotiate contracts unfavorable to us or place us at a competitive disadvantage, our ability to market our solutions or to be profitable in those areas could be materially and adversely affected.

From time to time, our network providers may assert, or threaten to assert, claims seeking to terminate our contractual arrangements. If enough provider agreements are terminated, such terminations could adversely impact the adequacy of our network to service our members and adversely impact our ability to market our solutions. If we are unable to retain our current provider contract terms or enter into new provider contracts timely or on favorable terms, our profitability may be harmed. In addition, from time to time, we may in the future be subject to class action or other lawsuits by healthcare providers with respect to claims payment procedures, reimbursement policies, network participation, or similar matters. Regardless of whether any such lawsuits brought against us are successful or have merit, they will be time-consuming and costly and could have an adverse impact on our reputation. As a result, under such circumstances, we may be unable to operate our business effectively.

The perceived value of our solutions and our reputation may be negatively impacted if the services provided by one or more of our fertility specialists or another network healthcare provider are not satisfactory to our members, including as a result of provider error, which could result in litigation. For example, if a provider within our network experiences an issue with its cryopreservation techniques or releases sensitive member information, it could result in us incurring substantial additional expenses, expose us to public scrutiny, adversely affect our brand and reputation, expose us to litigation and/or regulatory action, and otherwise make our operations vulnerable. In addition, if a fertility specialist provides services that result in less than favorable outcomes, this could cause us to fail to meet our contractually guaranteed performance metrics, and we could be obligated to provide the affected client with a fee reduction. The failure to maintain our selective network of high-quality fertility specialists and other healthcare providers, or the failure of such providers to meet and exceed our members’ expectations, may result in a loss of or inability to grow or maintain our client base, which could adversely affect our business, financial condition and results of operations.

Our growth depends in part on the success of our strategic relationships with, and monitoring of, third parties, including channel partners and vendors, as well as insurance carriers.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including channel partners, vendors and insurance carriers, among others. As the fertility industry and our client base grow, if we do not successfully maintain our relationships with insurance carriers, they may make integration more difficult or expensive, such as implementing an onerous fee structure in exchange for our ability to continue to integrate our solutions with their platforms. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer.

In addition, our arrangements with such third parties may expose us to public scrutiny, adversely affect our brand and reputation, expose us to litigation and/or regulatory action, or otherwise make our operations vulnerable if we fail to adequately monitor their performance or if they fail to meet their contractual obligations to us or to comply with applicable laws or regulations.

If we fail to maintain an efficient pharmacy distribution network or if there is a disruption to our network of specialty pharmacies or their supply chains, our business, financial condition and results of operations could suffer.

The timely delivery of fertility medication is essential for fertility treatments. If medication is delivered late or becomes unavailable, it may result in postponement of a member’s treatment cycle and member dissatisfaction with our solutions. We believe that our ability to continue to maintain and grow the adoption of Progyny Rx by our clients is highly dependent on our success in maintaining an efficient pharmacy distribution network and our on-time delivery record. The specialty pharmacies in our network could refuse to contract with us, demand higher drug pricing or take other actions that could result in higher medical costs or less attractive services for our members.

In addition, specialty pharmacies could face supply chain issues or regulatory delays impacting the availability or distribution of certain fertility medication requiring drug substitutions that could result in higher medical costs or negatively impact our revenues, rebates and results of operations. We do not control the pricing strategies or supply chains of our specialty pharmacy partners, each of which may be impacted by general economic considerations, including inflation and other independent considerations and drivers beyond our control, and each of which has the ability to set or impact market price for different prescription medications. We cannot provide any assurance that we will be able to continue to renew our existing contracts, maintain our current negotiated pricing or discounts, or enter into new contracts on a timely basis or under favorable terms enabling us to service our members profitably. If we are not successful in maintaining our relationships with the specialty pharmacies in our network, are otherwise unable to maintain an efficient pharmacy distribution network, or if a significant disruption thereto should occur, it may adversely affect our business, financial condition and results of operations. From time to time, we experience supply chain disruptions, and we may in the future experience material supply chain changes and disruptions that impact the production and availability of medications relied on by Progyny members, which could negatively impact our revenue and results of operations.

If we lose our relationship with one or more key pharmacy program partners, or if the rebates provided by pharmacy program partners decline, our business and results of operations could be adversely affected.

We maintain contractual relationships with select pharmacy program partners, which provide us access to limited distribution specialty pharmaceutical rebates for drugs we purchase. While we have contractual relationships with such pharmacy program partners, they in turn often negotiate complex and multi-party pricing structures with other industry participants, and we have no control over the policies and strategies utilized in negotiating these pricing structures. Such structures may set or significantly impact market prices for prescription drugs that we purchase and the associated rebates for such drugs. Pharmacy program partners generally direct medication pricing by setting medication list prices and offering rebates and/or discounts for their medications. Various market considerations, such as the number of competitor medications, the availability of fertility medications and alternative treatment options, and negotiated rates among industry participants, impact the list prices for medications. Our ability to obtain and maintain specialty pharmaceutical rebates, our relative bargaining power, the value of any such rebates and our ability to generate revenue are directly affected by the pricing structures in place among the various industry participants, and changes in medication pricing and in the general pricing structures, whether due to regulatory requirements, competitive pressures or otherwise, could have an adverse effect on our business, financial condition and results of operations. Further, the consolidation of pharmaceutical manufacturers, shortages of drugs provided by such manufacturers, the termination or material alteration of our contractual relationships, or our failure to renew such contracts on favorable terms could also have a material adverse effect on our business and results of operations.

Our marketing efforts depend on our ability to maintain our relationships with benefits consultants and receive positive references from our existing clients, channel partners and benefit consultants.

We sell our solutions through our sales organization, and, in many cases, we leverage our relationships with top benefits consultants to establish relationships with potential clients. Our sales team has broad experience in health benefits management and extensive pre-existing long-term relationships with industry participants and benefits executives at large employers. If we fail to maintain our relationships with benefits consultants, our marketing efforts, business and profitability would be adversely impacted.

Our marketing efforts also depend significantly on our ability to call on our current clients, channel partners and benefits consultants to provide positive references to new, potential clients. Given our limited number of long-term clients, the loss or dissatisfaction of any client, channel partnership or benefit consulting relationship could substantially harm our brand and reputation, inhibit the adoption of our offering and impair our ability to attract new clients and retain existing clients. Any of these consequences could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Legal and Regulatory Requirements

We operate in a highly regulated industry and must comply with a significant number of new and evolving legal and regulatory requirements, as well as complex judicial mandates, which could have an adverse impact on our business.
We have structured our operations to comply with all laws, regulations and other requirements applicable to us directly and to our clients and vendors, but there can be no assurance that our operations will not be challenged or impacted by regulatory authorities or enforcement initiatives. We have been, and in the future may become, involved in governmental investigations, audits, reviews and assessments. Any changes in law or future determinations by a court or agency that our corporate structure, solutions or services violate, or cause our clients or network partners to violate, applicable laws, regulations or other requirements could subject us or our clients to significant administrative, civil or criminal penalties. Such changes may also impact our ability to offer our products in the same manner to our clients, which may require us to change, reduce, or terminate portions of our business, disqualify us from serving clients in certain states or clients that do business with government entities, or to refund some or all of our service fees or otherwise compensate our clients.

We are unable to predict how new legislation, regulation, judicial action or executive action will ultimately impact the healthcare industry at large or our business and our relationships with existing and future clients, insurance carriers, and healthcare providers in particular. We also cannot predict the timing or impact of any future rule making, court decisions or other changes in law. If we are unable to comply with new laws and regulations or provide adequate assistance to our clients who may be subject to such laws or regulations, or if such changes impact our current business model and operations, our business, financial condition and results of operations may be adversely impacted.

In addition, failure to comply with laws, regulations or other requirements could adversely affect demand for our solutions and force us to expend significant capital, research and development and other resources to address such failure. Even an unsuccessful challenge by regulatory, judicial and other authorities or parties could be expensive and time-consuming; could result in loss of business, exposure to negative publicity, and injury to our reputation; and could adversely affect our ability to retain and attract clients. If we fail to comply with applicable laws, regulations and other requirements, including, but not limited to the following, our business, financial condition and results of operations could be adversely affected and require significant investment to address, which may be costly. For more information on regulations affecting our business, see “Business—Government Regulation” in Part I, Item 1. Business of this Annual Report on Form 10-K.

Changes in State and Federal Laws Related to Reproductive Rights and Fertility Benefits

State and federal legislation has been adopted or proposed that would impact our business operations, products, and solutions. In the absence of overarching federal law, states are increasingly proposing or adopting laws that directly or indirectly impact our operations. We cannot predict which laws will ultimately be adopted, and whether, and to what extent, such laws will impact our ability to maintain our current operations. Such laws could have a material adverse effect on our business and results of operations. In addition, a patchwork of state laws and mandates could impact our ability to offer a uniform and streamlined benefit across states, which could reduce efficiency across our business operations and adversely impact our financial performance and our ability to grow in such states.

Licensing Requirements

Many states have licensure or registration requirements for entities acting as a TPA or PBM. We are licensed, are exempt from licensure or registration, or believe that we are otherwise authorized in the states where we provide TPA and PBM services. These licenses require us to comply with the rules and regulations of the governmental bodies that issued such licenses, including maintaining certain solvency or bonds requirements. Our failure to comply with such rules and regulations could result in significant administrative penalties, including monetary penalties and corrective action plans, the suspension of a license, or the loss of a license, all of which could negatively impact our business.

Certain states also impose licensing requirements on entities that provide utilization review services. We are licensed, are exempt from licensure or registration, or believe that we are otherwise authorized in the states where we provide utilization review services. However, we are unable to predict how our services may be viewed by regulators over time, how these laws and regulations will be interpreted and enforced, or the full extent of their application. If a regulatory authority in any state determines that the nature of our business requires that we be licensed under applicable state laws, we may need to restructure our business to comply with any related requirements, such as maintaining adequate reserves, creating new compliance processes, hiring additional personnel to help manage our compliance, and paying additional regulatory fees or penalties, which could adversely affect our results of operations. We may need to cease operations until we are able to obtain appropriate licensure, which may adversely affect our revenue for a period of time that we cannot estimate.

In addition, we employ PCAs to support and guide our members. Our PCAs do not provide any licensed healthcare services, and in turn, are not licensed by any regulatory body to provide such services. We otherwise do not employ individuals to provide any healthcare services requiring licensure. If a professional board in any state determines that the services provided by our PCAs require a license, we may need to conduct additional training and credentialing, replace personnel, obtain additional insurance, pay increased salaries, and suspend PCA services while our personnel obtain the necessary licensure, which may adversely affect our results of operations, our relationships with our clients and members, and cause us to be in breach of our contractual arrangements.

HIPAA Privacy and Security Requirements

When acting as a “Business Associate” under HIPAA, to the extent permitted by applicable privacy regulations and our contractual arrangements with our clients, we are permitted to use and disclose protected health information to perform our services and for other limited purposes, but other uses and disclosures, such as marketing communications, require written authorization from the member or must meet an exception specified under HIPAA. If we, or any of our downstream Business Associates, are unable to properly protect the privacy and security of protected health information entrusted to us, we could be in breach of contractual arrangements with our clients and be subject to investigation by the OCR. In the event the OCR finds that we have failed to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties.

In addition, OCR performs compliance audits of Covered Entities and Business Associates in order to proactively enforce the HIPAA privacy and security standards. The OCR has become an increasingly active regulator and has signaled its intention to continue this trend. The OCR has the discretion to impose penalties and may require companies to enter into resolution agreements and corrective action plans, which impose ongoing compliance requirements. The OCR enforcement activity, or a third-party audit related to a HIPAA incident regarding us or a downstream Business Associate, can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition to enforcement by the OCR, state attorneys general are authorized to bring civil actions under either HIPAA or relevant state laws seeking either injunctions or damages in response to violations that threaten the privacy of state residents’ identifiable health information. Although we have implemented and maintain policies, processes and compliance program infrastructure to assist us in complying with HIPAA and our contractual obligations, we cannot provide assurance regarding how these laws and regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state levels also may require us to make costly system purchases and/or modifications or otherwise divert significant resources to HIPAA compliance initiatives from time to time.

Other Data Privacy and Cybersecurity Requirements

In addition to HIPAA, numerous other federal and state laws, rules, regulations and standards govern the collection, dissemination, use, handling, transfer, processing, access to and confidentiality of personal information, some of which may be applicable to our business. Certain federal and state laws protect types of personal information that may be viewed as particularly sensitive. In many cases, state laws are more restrictive than, and not preempted by, HIPAA, and may allow personal rights of action with respect to data privacy or cybersecurity breaches, as well as fines. State laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities. The CCPA gives California residents certain rights to access and delete their personal information, opt out of certain personal information sharing, including certain sensitive personal information, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which has increased the likelihood and risks associated with data breach litigation. Additional investment in compliance and potential business process changes may be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. Such laws could potentially impose conflicting requirements that would make compliance more challenging and could lead to additional liability. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging and could lead to additional liability risks.

Certain of our solutions and services involve the transmission and storage of client and member data in various jurisdictions, which subjects the operation of those solutions and services to data privacy or data protection laws, rules and regulations in those jurisdictions. There can be no assurance that such requirements will not change or that we will not otherwise be subject to legal or regulatory actions. These laws, rules and regulations are rapidly evolving and changing and could have an adverse impact on our operations.

These laws, rules and regulations are subject to uncertainty in how they may be interpreted and enforced by government authorities and regulators. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, prevent us from providing our solutions, and/or impact our ability to invest in or jointly develop our solutions. We also may face audits or investigations by one or more government agencies relating to our compliance with these laws, rules and regulations. An adverse outcome under any such investigation or audit could result in fines, penalties, other liability, adverse publicity or a loss of reputation, and adversely affect our business. Moreover, if these laws, rules and regulations change, or are interpreted and applied in a manner that is inconsistent with our policies and processes or the operation of our solutions, we may need to expend resources in order to change our business operations, policies and processes or the manner in which we provide our solutions. This could adversely affect our business, financial condition and scope of operations.

Data Protection and Breaches

In recent years, there have been a number of well-publicized data breaches involving the improper dissemination of personal information of individuals both within and outside of the healthcare industry. Laws in all 50 states require businesses to provide notice to individuals whose personally identifiable information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. Most states require holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals or the state’s attorney general. In some states, these laws are limited to electronic data, but states increasingly are enacting or considering stricter and broader requirements.

Under HIPAA, Covered Entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach by a Covered Entity or its agents. Notification also must be made to the OCR and, in certain circumstances involving large breaches, to the media. Business Associates must report breaches of unsecured protected health information to Covered Entities within 60 days of discovery of the breach by the Business Associate or its agents or such shorter period as set forth in the applicable Business Associate Agreement. A non-permitted use or disclosure of protected health information is presumed to be a breach under HIPAA unless the Covered Entity or Business Associate establishes that there is a low probability that the information has been compromised consistent with requirements enumerated in HIPAA.

Despite our security management efforts with respect to physical and technical safeguards, employee training, vendor (and sub-vendor) controls and contractual relationships, our infrastructure, data or other operation centers and systems used in our business operations, including the internet and related systems of our vendors (including vendors to whom we outsource data hosting, storage or processing functions), are vulnerable to, and from time to time may experience, data breaches of confidential or proprietary information due to a variety of causes. Techniques used to obtain unauthorized access to or compromise systems change frequently, are becoming increasingly sophisticated and complex, and are often not detected until after an incident has occurred. As a result, we might not be able to anticipate these techniques, implement adequate preventive measures, or immediately detect a potential compromise. If our cybersecurity measures, some of which are managed by third-party vendors, or the cybersecurity measures of third parties with whom we work, including our service providers or vendors, are breached or fail, it is possible that unauthorized or illegal access to or acquisition, disclosure, use or processing of personally identifiable information, confidential information, or other sensitive client, member, or employee data, including HIPAA-regulated protected health information, may occur. A cybersecurity breach or failure could result from a variety of circumstances and events, including third-party action, human negligence or error, malfeasance, employee theft or misuse, phishing and other social engineering schemes, computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, and catastrophic events.

If our cybersecurity measures, or those of the third parties with whom we work, including our service providers or vendors, were to be breached or fail, our reputation could be severely damaged, adversely affecting client or investor confidence. As a result, clients may curtail their use of, or stop using our solutions, and our business may suffer. We could be subject to litigation, damages for breach of contract, penalties and regulatory actions for violations of HIPAA and other laws or regulations applicable to data privacy and data protection, as well as incur significant costs for remediation. In addition, any potential cybersecurity breach could result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breach, incentives offered to clients or other business partners in an effort to maintain the business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. Negative publicity may also result from real, threatened or perceived security breaches affecting us or our industry or clients, which could cause us to lose clients or partners and adversely affect our operations and future prospects. While we maintain cyber insurance providing coverage for certain cybersecurity and privacy related damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability, and such insurance may not be available for renewal on acceptable terms or at all. However, in any event, insurance coverage will not address the reputational damage that could result from a security breach.

Consumer Protection Laws

Consumer protection laws require us to publish statements to users of our services that describe how we handle personal information and choices consumers may have about the way we handle personal information. If the information we publish is considered untrue, we may be subject to claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences, including, costs of defending against litigation or settling claims and loss of existing and future clients.

ERISA Regulation

ERISA regulates certain aspects of employee health plans, including both insured and self-funded health plans sponsored by our clients. In addition, as part of our agreements with a number of our clients, we also offer PBM services through Progyny Rx. We believe that the conduct of our business vis-à-vis our clients’ plans is not of a fiduciary nature, and, therefore, we are not subject in general to the fiduciary obligations imposed by ERISA. However, there can be no assurance that the DOL, the agency that enforces ERISA, will not in the future assert that the fiduciary obligations imposed by ERISA apply to certain aspects of our operations or courts will not reach such a ruling in private ERISA litigation.

ERISA’s prohibitions on certain forms of remuneration made to, or received by, health plan service providers or other persons are broadly written, and their application to particular cases is uncertain. ERISA plans are subject to certain rules, published by the DOL, including reporting requirements for direct and indirect compensation received by health plan service providers. If the DOL or the courts interpret these requirements in a manner that is inconsistent with our business operations, we could be subject to civil or criminal liability.

Separately, although ERISA generally preempts state laws that would otherwise apply to ERISA plans, the recent Supreme Court ruling in Rutledge v. Pharm. Care Mgmt. Ass’n established that ERISA does not preempt all state laws imposing transparency or other requirements on PBMs. If the interpretation of ERISA preemption is further narrowed in the future, our contractual obligations with our self-insured clients would likely require us to comply more broadly with state laws applicable to health insurance that do not currently apply to us. This may adversely impact our ability to standardize our products, solutions, and services across states.

State Corporate Practice and Fee-Splitting Prohibitions

These laws generally prohibit non-physician entities from practicing medicine, exercising control over physicians or engaging in certain practices such as fee-splitting with physicians. We have structured our operations and contracts with our network providers to comply with such laws. For example, our provider agreements explicitly recognize that providers retain sole authority for medical decision making. If a state’s corporate practice of medicine or fee-splitting laws are interpreted in a manner that is inconsistent with our contractual arrangements with our network providers, we could be required to restructure or terminate our contractual relationships with our network providers to comply with such laws; could be subject to disciplinary action, penalties, damages, and fines; and could experience a loss of revenue, any of which could have a material and adverse effect on our business, results of operations, and financial condition. In addition, this may discourage physicians from participating in our network of providers as these state laws often impose penalties on physicians, in their individual capacity, for aiding the corporate practice of medicine or unlawful fee-splitting.

Restrictions on Communication

Communications with our members increasingly may be subject to and restricted by laws and regulations governing communications via telephone, fax, text, and email. We use email and social media platforms as marketing tools. For example, we maintain corporate social media accounts. As laws and regulations, including FTC enforcement, rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in connection with the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

We are part of the broader healthcare industry and subject to increasing scrutiny and regulation within our business, including with respect to Progyny Rx’s PBM operations, which may adversely affect our business, financial condition and results of operations.

The healthcare industry is highly regulated and subject to frequently changing laws, regulations, government enforcement priorities, public policies, industry standards and other requirements. Many healthcare laws and regulations are complex, and their application to specific solutions, services and relationships may be unclear. Because our clients are subject to various legal and regulatory requirements, we may have obligations to comply with additional legal and regulatory requirements as a result of our arrangements with our clients, even if we are not directly subject to such requirements. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the solutions and services that we provide, and these laws and regulations may be applied to our solutions and services in ways that we do not anticipate. Federal and state efforts to reform or change aspects of the healthcare industry or to change or create additional legal and regulatory requirements could impact our operations, the use of our solutions and services, and our ability to market new solutions and services, or could create unexpected liabilities for us.

PBM operations and business models are highly regulated and subject to frequently changing laws, regulations, government enforcement priorities, negative publicity, industry standards and other requirements. Recently, there have been a number of reform efforts focused on PBM regulation, program pricing, and transparency, from both federal and state legislatures and agencies, including, but not limited to, disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers or pharmacy program partners, rules governing contractual provisions between PBMs and their contracted payers and/or pharmacies, and registration or licensing of PBMs. If adopted, these proposals could affect our business by further restricting PBM practices critical to maintaining current levels of profitability or could impact our ability to meet future financial forecasts. For example, in 2019, the U.S. Senate and House of Representatives proposed a number of bills that would, among other things, require PBMs to submit information on their costs, fees and rebates; require 100% of the rebates to be passed on to consumers; and/or impose rebates on manufacturers that choose to increase their drug prices at a rate that exceeds the inflation rate. In June 2022, the FTC announced an inquiry into the role of PBMs and stated its intent to closely scrutinize the impact of PBM rebates and fees on patients and payers. In September 2024, the FTC filed actions against certain PBMs related to their rebate practices.

The Supreme Court’s decision in Rutledge v. Pharm. Care Mgmt. Ass’n in December 2020 held that an Arkansas state law requiring PBMs to reimburse pharmacies at a price equal to or greater than the price pharmacies pay in purchasing medications from a wholesaler was not preempted by ERISA. The Supreme Court’s ruling solidifies the legality of state-level legislation regulating PBMs, which may encourage a new wave of legislation aimed at controlling prescription drug costs and providing pricing transparency. For example, effective June 1, 2022, New York enacted a law that establishes regulatory oversight of PBMs. Several states have proposed separate PBM bills, and at least 18 states have adopted PBM oversight laws. A number of these proposed laws would require PBMs to submit annual transparency reports or otherwise disclose contractual arrangements with health plans or health insurance issuers or allow regulators to conduct audits of PBM operations.

In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the National Association of Insurance Commissioners, have issued model regulations or may propose future model regulations related to PBM operations. PBM credentialing organizations may also establish voluntary standards regarding PBM activities. While the model regulations and standards of these quasi-regulatory or credentialing organizations are not legal requirements, federal and state lawmakers may be influenced to adopt similar legislation, and such model regulations and standards may also impact client expectations or requirements for PBM services. PBM operations may also be subject to federal and state fraud and abuse laws. Some states’ anti-kickback and false claims laws may be broader in scope than analogous federal laws and may apply to items and services reimbursed by a third-party payor, including private insurers, self-insured employers and patients on a cash basis, and may be applicable to us.

Accordingly, our business operations and our results of operations could be materially and adversely affected by legislative, regulatory and public policy changes at the federal or state level, increased government involvement in drug reimbursement and pricing, and/or increased regulation of PBMs, including Progyny Rx. Such legal and regulatory changes may adversely affect our ability to conduct business on commercially reasonable terms in states where PBM legislation is in effect and our ability to standardize Progyny Rx PBM products and services across states. In addition, failure to comply with these laws or regulations could result in material fines and sanctions and could have a material adverse effect on our results of operations and cash flows.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. To maintain compliance with Section 404, we perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K filing for each year, as required by Section 404. Our existing management team has and will continue to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional accounting and financial personnel with appropriate public company experience to assist us in ongoing compliance with these requirements. Moreover, these rules and regulations have increased, and will continue to increase, our legal and financial reporting compliance costs and will make some activities more time consuming and costly.

During the evaluation and testing process of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we would be unable to certify that our internal control over financial reporting is effective. For example, in connection with our audit of the fiscal year 2018 consolidated financial statements, we and our independent registered public accounting firm identified one material weakness in our controls related to the lack of review and oversight of financial reporting, which we determined was remediated as of December 31, 2019. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business, financial condition and results of operations.

While we operate primarily in the United States, we remain subject to the U.S. Foreign Corrupt Practices Act, U.S. domestic anti-bribery laws, and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. We may engage with business partners and third-party intermediaries to market our services and to obtain the necessary permits, licenses, and other regulatory approvals for us. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of such third-party intermediaries as well as our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, prosecution, enforcement actions, sanctions, settlements, fines, damages, other civil or criminal penalties or injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any potential civil or criminal proceeding, our business, financial condition and results of operations could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees, which could also adversely affect our business, financial condition and results of operations.

Changing rules and regulations regarding environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, or otherwise adversely impact our business.

In addition to the changing rules and regulations related to environmental, social and governance, or ESG, matters imposed by governmental and self-regulatory organizations, companies across all industries are facing increasing scrutiny related to their ESG practices and reporting. Our stakeholders may disagree with our ESG policies and goals or, conversely, believe that these policies and goals are insufficient. This may lead to a decrease in demand for our products and services or damage to our reputation. We may also incur additional costs and require additional resources as we evolve our strategy, practices and related disclosures with respect to these matters. The changing rules, regulations and stakeholder expectations with respect to these matters have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention aimed at complying with such rules and regulations and meeting such expectations.

Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. We may also communicate certain initiatives and goals related to ESG matters in our SEC filings or in other public disclosures. These initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. In addition, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing and have not been harmonized, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. We could be criticized for the scope or nature of such initiatives or goals or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, our reputation, business, financial performance and growth could be adversely affected. In addition, in recent years, “anti-ESG” sentiment has gained momentum across the U.S., with several states, Congress, and most recently, the new U.S. presidential administration proposing or enacting

“anti-ESG” policies, legislation, or initiatives or issuing related legal opinions, as well as executive actions in response to ESG-related initiatives in the private sector. Such anti-ESG-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.

Risks Related to Ownership of Our Common Stock

Our stock price may experience volatility, and the value of our common stock may decline.

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of this and a variety of factors, some of which are beyond our control, including, but not limited to:

•high volume of direct sales into the market by large investors;

•stock repurchases by us;

•actual or anticipated fluctuations in our financial condition or results of operations;

•publications of research or other reports about us or our industry, including those that may contain inaccurate or misleading information, financial estimates about us, or changes in recommendations or withdrawal of research coverage by securities analysts;

•changes in the pricing of our solutions and services;

•changes in our projected operating and financial results;

•general economic, industry, political and market conditions;

•changes in laws or regulations applicable to our products and solutions;

•announcements by us or our competitors of significant business developments, acquisitions, or new offerings;

•rumors and market speculation involving us or other companies in our industry;

•significant data breaches affecting our company, provider clinics, third-party vendors or pharmacy network partners;

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

An active public trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to fund continuing operations through the sale of additional equity securities and may impair our ability to make strategic investments, including acquiring other companies or investing in technologies, using our equity as consideration.

We have experienced and may in the future experience fluctuations in our financial results, making it difficult to project future results, and if we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price and the value of your investment could decline.

Our results of operations have in the past, and may in the future, fluctuate due to a variety of factors, many of which are beyond our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:

•fluctuations in demand for, or pricing of, our solutions;

•level and mix of utilization of our solutions by members;

•our ability to retain existing clients and attract new clients;

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

•general economic conditions, as well as economic conditions specifically affecting industries in which our clients operate;

•the impact of new accounting pronouncements;

•changes in the competitive dynamics of our market, including consolidation among competitors or clients; and

•significant cybersecurity breaches of, technical difficulties with, or interruptions to, the delivery and use of our solutions and services.

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

Future sales of our common stock in the public market, including in connection with financings, acquisitions, our equity incentive plan or otherwise, could cause the market price of our common stock to decline.

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

In addition, as of December 31, 2024, there were an aggregate of 18,619,906 and 3,920,377 shares of our common stock subject to outstanding options and unvested restricted stock units, respectively. We have registered all of the shares of common stock issuable upon exercise of outstanding options or other equity awards we may grant in the future for public resale under the Securities Act. Accordingly, these shares will be eligible for sale in the public market to the extent such options are exercised and restricted stock units are vested in compliance with applicable securities laws.

We expect to issue additional capital stock in the future, which will result in dilution to all other stockholders. We expect to continue to grant equity awards to our employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our growth strategy, we may acquire or make investments in businesses, joint ventures, products and services, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

If securities or industry analysts do not publish research, or publish unfavorable or inaccurate research, about our business, the market price and trading volume of our common stock could decline.

The market price and trading volume of our common stock is heavily influenced by analysts’ interpretation of our financial information and other disclosures. We do not have control over these analysts. If securities analysts or industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, then our stock price would likely decline, and the trading volume of our common stock could decrease. We have experienced and may in the future experience analyst coverage reduction due to analysts leaving firms, changing firms or going on temporary leaves of absences. A reduction in analyst coverage, even if temporary, could lead to volatility in our stock price.

We do not intend to pay dividends for the foreseeable future, and, as a result, your ability to receive a return on your investment will depend on appreciation in the price of our common stock.

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

Provisions in our amended and restated certificate of incorporation and second amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and second amended and restated bylaws include provisions that:

•authorize our Board of Directors to issue, without further action by stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our Board of Directors and which may be senior to our common stock;

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

•provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•require the approval of our Board of Directors or the holders of at least 66 and 2/3% of our outstanding shares of voting stock to amend our second amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition or other change of control transaction.

Our amended and restated certificate of incorporation designates the state courts in the State of Delaware or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us or our directors, officers, or other employees.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, any state court located within the State of Delaware, or if all such state courts lack jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a breach of a fiduciary duty owed by any current or former director, officer or other employee to us or our stockholders; (3) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provisions of the DGCL, our amended and restated certificate of incorporation, or our second amended and restated bylaws; (4) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our second amended and restated bylaws; (5) any action or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (6) any action asserting a claim against us, or any of our directors, officers or other employees, that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court having personal jurisdiction over the indispensable parties named as defendants. For the avoidance of doubt, these choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In particular, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions.

The exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. A stockholder may, nevertheless, seek to bring a claim in a venue other than that designated in our amended and restated certificate of incorporation. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions, which may result in significant additional costs. Furthermore, if a court were to find the exclusive forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may also incur costs associated with resolving such action in other jurisdictions.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
At Progyny, cybersecurity risk management is an integral part of our broader risk management system and processes. Our cybersecurity risk management program incorporates industry-standard frameworks, policies and practices designed to protect the security of our technology infrastructure and sensitive information.

Our cybersecurity risk management program provides a framework for handling cybersecurity threats and incidents, including receiving notification of threats and incidents associated with the use of services provided by business associates. This framework includes steps for assessing the severity of a cybersecurity threat, identifying the source of a cybersecurity threat, including whether the cybersecurity threat is associated with a third-party service provider, and implementing cybersecurity countermeasures and mitigation strategies. In addition, it provides steps for our cybersecurity team to report to management and our Board of Directors on information security and cybersecurity matters, including material cybersecurity threats and incidents.

We have established and test our disaster recovery plan, and we protect against business interruption by backing up our major systems. Our cybersecurity team engages third-party security experts for risk assessments and system enhancements, including a third-party security consultant that conducts regular network security reviews, scans and audits. In addition, we have implemented various preventive measures, such as protections designed to safeguard against cyberattacks, including employee training, multifactor authentication, firewalls and virus detection software, periodic scans of our environment for any vulnerabilities and penetration testing.

Our Board of Directors has overall oversight responsibility for our risk management and has delegated cybersecurity risk management oversight to the Audit Committee. The Audit Committee is responsible for ensuring that management has processes in place that are designed to identify and evaluate cybersecurity risks to which we are exposed and has implemented processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. The Audit Committee reports material cybersecurity risks to our full Board of Directors. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, implementing appropriate mitigation measures and maintaining our cybersecurity program. Our cybersecurity program is overseen by our Chief Information Security Officer, who receives reports from our cybersecurity team and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Chief Information Security Officer and cybersecurity team are experienced information systems security professionals and information security managers with many years of experience. Management, including our Chief Information Security Officer and cybersecurity team, regularly update the Audit Committee on our cybersecurity program, material cybersecurity risks and mitigation strategies and provide cybersecurity reports annually that cover, among other topics, third-party assessments of our cybersecurity program, developments in cybersecurity and updates to our cybersecurity program and mitigation strategies.

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors—If our information technology systems, or those of the third parties with whom we do business, including our provider clinics, specialty pharmacies or other vendors, lag, fail or suffer cybersecurity breaches, we may experience a material disruption of our services or suffer a loss or inappropriate disclosure of confidential information, which could materially impact our business and results of operations” in this Annual Report on Form 10-K.
ITEM 2.    PROPERTIES
Our corporate headquarters is located at 1359 Broadway, New York, New York 10018, under a sublease that commenced in September 2019 and expires in May 2029. In February 2023, we entered into a lease, which is expected to expire in the second quarter of 2036, for additional space in the same location and also for continued occupancy of our current space after the current sublease expires. We use our headquarters for administration, sales and marketing and client support. For additional information, please refer to Part II, Item 8 “Financial Statements and Supplementary Data — Note 7 — Leases” in this Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS
See Part II, Item 8 “Financial Statements and Supplementary Data — Note 14 — Commitments and Contingencies — Arbitration/Litigation.”
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol “PGNY”.
Holders of Record
As of January 31, 2025, there were approximately 42 stockholders of record of our common stock. Because many of our shares of common stock are held in “street name” by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
In the fourth quarter of 2024, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.
Share Repurchase Programs
On February 29, 2024, the Company announced the February 2024 share repurchase program of up to $100 million in shares of common stock (the "February Share Repurchase Program"). On May 22, 2024, the Company announced the May 2024 share repurchase program of up to an additional $100 million in shares of common stock (the "May Share Repurchase Program"). On August 6, 2024, the Company announced the August 2024 share repurchase program of up to an additional $100 million in shares of common stock (the "August Share Repurchase Program," and together with the February Share Repurchase Program and the May Share Repurchase Program, the "2024 Share Repurchase Programs"). As of the year-ended December 31, 2024, the 2024 Share Repurchase Programs were completed, and no amounts remained available under the 2024 Share Repurchase Programs.
The following table provides a summary of shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans and shares purchased as part of publicly announced programs in the three months ended December 31, 2024:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program
October 1, 2024 through October 31, 2024	3,277,815	$16.17	3,248,298	$—
November 1, 2024 through November 30, 2024	31,761	$15.98	—	—
December 1, 2024 through December 31, 2024	34,205	$15.27	—	—
Total shares repurchased	3,343,781	$15.86	3,248,298	—
(1) Includes share repurchases and shares withheld on net settlements of restricted stock units that vested under our equity incentive plans.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Progyny, Inc. under the Securities Act or the Exchange Act.

The graph set forth below compares cumulative total return on our common stock for the last five fiscal years through the fiscal year ended December 31, 2024, with that of the (i) S&P Health Care (Sector) and (ii) the Nasdaq Composite Index. Each index assumes an initial investment of $100 in each and, assumes the reinvestment of any dividends, based on closing prices.

Comparison of Cumulative Five Year Total Return
250
200
150
100
50
0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Progyny
S&P 500 Health Care
NASDAQ Composite

	Cumulative Total Returns
Company/Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Progyny, Inc.	$100.00	$154.43	$186.85	$113.48	$135.45	$62.84
S&P 500 Health Care	$100.00	$111.43	$138.90	$133.44	$133.85	$135.06
NASDAQ Composite	$100.00	$143.64	$175.44	$116.65	$167.30	$215.22

ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. A discussion of the fiscal year ended December 31, 2023 compared to the year ended December 31, 2022 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024 (File No. 001-39100) under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Years Ended December 31, 2023 and 2022.”
Executive Overview
We are a benefits management company specializing in fertility, family building, and women's health benefits solutions in the United States. For further information on our business and strategy, see Part I, Item 1. "Business" of this Annual Report on Form 10-K.
Revenue Model
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
•Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% of our total revenue for the years ended December 31, 2024 and 2023, respectively.
Our revenue in a given year is determined by the utilization, including rate of consumption and mix, of our fertility benefits and Progyny Rx solutions by our members as well as the number of members enrolled in our clients’ benefits plans. Each year, we contract with new clients for our fertility benefits solution and, where added by the client, our Progyny Rx solution. Given that the majority of our clients contract with us for a January 1st benefits plan start date, our sales cycle follows the conventional healthcare benefits cycle, which largely concludes by the end of October of the prior year to allow for benefits education and annual open enrollment to occur in November. For some clients that are considering a start date later in the year, the sales cycle can extend through the next year.
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
Member and Client Base. Our addressable market is primarily large self-insured employers, as well as labor populations under the Labor Management Relations Act of 1947 (also known as the Taft-Hartley Act) and federal government populations. There are approximately 8,000 employers in the United States who have a minimum of 1,000 employees, who together with Taft-Hartley labor populations and federal government populations, represents approximately 106 million potential covered lives in total. Our current member base of approximately 6.7 million covered lives under contract represents a mid-single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of December 31, 2024 and 2023, we served 473 and 392 clients, representing 6,472,000 and 5,418,000 members, respectively.
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

	As of December 31,
	2024		2023
Client Tier (Members)	Clients	Members	Clients	Members
Up to 2,500	130	261,000	112	217,000
2,501 - 10,000	222	1,151,000	180	934,000
10,001 - 50,000	98	1,935,000	79	1,588,000
Greater than 50,000	23	3,125,000	21	2,679,000
Total	473	6,472,000	392	5,418,000
Benefits Utilization. A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to 6.5 million members as of December 31, 2024.
The following table highlights the number of ART cycles performed for Progyny members and the member utilization rates for each of the periods presented.

	Three Months Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
Assisted Reproductive Treatment (ART) Cycles(1)	15,839	15,066	61,114	58,013
Utilization - All Members(2)	0.55%	0.54%	1.31%	1.33%
Utilization - Female Only(2)	0.48%	0.48%	1.07%	1.09%
Average Members(3)	6,471,000	5,442,000	6,404,000	5,383,000
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
Interest and other income, net
Interest and other income, net primarily includes interest income and expense, as well as investment income and losses.
Provision for Income Taxes
We are subject to income taxes in the United States and in certain foreign jurisdictions. Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. We believe there is sufficient positive evidence to conclude that it is more likely than not that substantially all the net deferred tax assets are realizable.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Year Ended December 31,
	2024	2023
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,167,221	$1,088,598
Cost of services(1)	913,858	849,799
Gross profit	253,363	238,799
Operating expenses:
Sales and marketing(1)	63,948	59,488
General and administrative(1)	121,960	117,127
Total operating expenses	185,908	176,615
Income from operations	67,455	62,184
Interest and other income, net	15,747	8,507
Income before income taxes	83,202	70,691
Provision for income taxes	28,866	8,654
Net income	$54,336	$62,037
Adjusted EBITDA(2)	$198,760	$187,076
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023
Cost of services	$36,799	$34,490
Sales and marketing	30,490	27,015
General and administrative	60,841	61,106
Total stock‑based compensation expense	$128,130	$122,611
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

	Year Ended December 31,
	2024	2023
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100.0%	100.0%
Cost of services	78.3%	78.1%
Gross profit	21.7%	21.9%
Operating expenses:
Sales and marketing	5.5%	5.5%
General and administrative	10.4%	10.8%
Total operating expenses	15.9%	16.2%
Income from operations	5.8%	5.7%
Interest and other income, net	1.3%	0.8%
Income before income taxes	7.1%	6.5%
Provision for income taxes	2.5%	0.8%
Net income	4.6%	5.7%
Adjusted EBITDA	17.0%	17.2%

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
We calculate Adjusted EBITDA as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, interest and other income, net, and provision for income taxes. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with U.S. GAAP, for each of the periods indicated:

	Year Ended December 31,
	2024	2023

	(in thousands)
Net income	$54,336	$62,037
Add:
Depreciation and amortization	3,175	2,281
Stock‑based compensation expense	128,130	122,611
Interest and other income, net	(15,747)	(8,507)
Provision for income taxes	28,866	8,654
Adjusted EBITDA	$198,760	$187,076
Comparison of Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024	2023	% Change

	(dollars in thousands)
Revenue	$1,167,221	$1,088,598	7%
Revenue increased by $78.6 million, or 7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase is primarily due to a $53.2 million, or 8% increase, in revenue from our fertility benefits solution and a $25.4 million or 6% increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution and Progyny Rx solution were primarily due to the increase in the number of clients and covered lives.
Cost of Services

	Year Ended December 31,
	2024	2023	% Change

	(dollars in thousands)
Cost of services	$913,858	$849,799	8%
Cost of services increased by $64.1 million, or 8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered. This increase in cost of services was also attributable to an increase in personnel-related costs primarily due to incremental headcount as well as an $2.3 million increase in stock-based compensation expense.
Gross Profit and Gross Margin

	Year Ended December 31,
	2024	2023	% Change

	(dollars in thousands)
Gross profit	$253,363	$238,799	6%
Gross margin	21.7%	21.9%
Gross profit increased by $14.6 million, or 6%, for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Gross margin decreased 20 basis points for the year ended December 31, 2024 compared to year ended December 31, 2023, primarily due to an increase in personnel-related costs in the delivery of our care management services.
Operating Expenses
Sales and Marketing Expense

	Year Ended December 31,
	2024	2023	% Change

	(dollars in thousands)
Sales and marketing	$63,948	$59,488	7%
Sales and marketing expense increased by $4.5 million, or 7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to a $3.5 million increase in personnel-related costs attributable to an increase in stock-based compensation expense, as well as a $1.0 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Year Ended December 31,
	2024	2023	% Change

	(dollars in thousands)
General and administrative	$121,960	$117,127	4%
General and administrative expense increased by $4.8 million, or 4%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to a $6.0 million increase in personnel-related costs attributable to incremental head count, and a $2.3 million increase in other related general and administrative expenses, partially offset by a $3.5 million decrease in bad debt expense.
Interest and Other Income, Net

	Year Ended December 31,
	2024	2023	% Change

	(dollars in thousands)
Interest and other income, net	$15,747	$8,507	85%
Interest and other income, net increased by $7.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to increases in investment and interest income.
Provision for Income Taxes

	Year Ended December 31,
	2024	2023	% Change

	(dollars in thousands)
Provision for income taxes	$28,866	$8,654	234%
For the year ended December 31, 2024, we recorded a provision for income taxes of $28.9 million, as compared to a provision for income taxes of $8.7 million for the year ended December 31, 2023, primarily due to a higher operating profit as well as a decrease in tax benefits for equity compensation.

Liquidity and Capital Resources
As of December 31, 2024, we had $162.3 million of cash and cash equivalents and $65.6 million of marketable securities. We have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.
We believe that our existing cash and cash equivalents, including the proceeds from our marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We also expect these sources of existing cash and cash equivalents will be sufficient to fund our long-term contractual obligations and capital needs. However, this is subject, to a certain extent, to general economic, financial, competitive, regulatory, and other factors that are beyond our control. Moreover, our future capital requirements will depend on many factors, including sales of our solutions and client renewals, the timing and the amount of cash received from clients, the amount of capital investment necessary to support our benefits offerings and growth strategy, the expansion of our sales and marketing activities and the continuing market adoption of our solutions. In addition, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies.
We may, in the future, be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
The following table summarizes our cash flows from operations for the periods presented:

	Year Ended December 31,
	2024	2023

	(in thousands)
Cash provided by operating activities	$179,105	$188,814
Cash provided by (used in) investing activities	195,792	(200,525)
Cash used in financing activities	(309,880)	(11,072)
Effect of exchange rate changes on cash and cash equivalents	$1	$1
Net increase (decrease) in cash and cash equivalents	$65,018	$(22,782)
Operating Activities
Net cash provided by operating activities was $179.1 million for the year ended December 31, 2024, primarily consisting of net income of $54.3 million adjusted for certain non-cash items, which included $128.1 million of stock-based compensation expense, $16.4 million of bad debt expense, $10.5 million of deferred tax benefit, $3.2 million of depreciation and amortization, $2.1 million of net accretion of discounts on marketable securities, and $1.4 million loss on disposal of property and equipment. Changes in operating assets and liabilities resulted in cash used in operating activities from a decrease in accounts payable of $30.3 million, and an increase in accounts receivable of $9.9 million, partially offset by cash provided by operating activities from increases in accrued expenses and other current liabilities of $9.9 million and other noncurrent assets and liabilities of $0.4 million, and a decrease in prepaid expenses and other current assets of $18.0 million. These changes are a result of the impact of revenue growth and our operating results as well as the timing of cash collections and payments to third parties, including $40.4 million of cash paid for income taxes, net of refunds for the year ended December 31, 2024.
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
Investing Activities
Net cash provided by investing activities was $195.8 million for the year ended December 31, 2024, which primarily consisted of net sales in marketable securities of $206.5 million, partially offset by $5.3 million used in a business acquisition, net of cash acquired. For the year ended December 31, 2023, net cash used in investing activities was $200.5 million, which primarily consisted of net investments in marketable securities of $196.9 million. The remainder of the activity for the year ended December 31, 2024 consisted of purchases of computers, software, including capitalized software development costs, and furniture and fixtures. Our capital investments, including investments in technology and the development of software, are expected to increase over the next 12 months as we continue to invest in our benefits offerings and growth strategy.
Financing Activities
Net cash used in financing activities was $309.9 million for the year ended December 31, 2024, consisting of $300.3 million of repurchases of common stock under the 2024 Share Repurchase Programs, inclusive of $0.4 million in trading fees and payments of $12.0 million for employee taxes related to the net settlement of equity awards, partially offset by $1.1 million in proceeds from stock option exercises and $1.3 million in proceeds from contributions to our employee stock purchase plan.
Net cash used in financing activities was $11.1 million for the year ended December 31, 2023, consisting of payments of $17.2 million for employee taxes related to the net settlement of equity awards, partially offset by $4.9 million in proceeds from stock option exercises and $1.3 million in proceeds from contributions to our employee stock purchase plan.
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

During the year ended December 31, 2024, we repurchased a total of 12,382,193 shares of common stock under the 2024 Share Repurchase Programs at an average price per share of $24.22 and a total cost of $300.3 million, inclusive of $0.4 million in trading fees. In addition, the Company recognized $2.6 million of excise taxes related to the share repurchases. As of the year ended December 31, 2024, the share repurchase programs were completed, and no amounts remained available for repurchase under the programs.
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
In February 2022, we entered into a lease agreement commencing in February 2023 for additional space in our corporate offices in New York, New York, consisting of a 24,099 square foot office and a 21,262 square foot office, and also for continued occupancy of the 25,212 square foot office after the expiration of the current sublease. For the 24,099 square foot office, we pay base rent of approximately $1.4 million per year through the end of the fifth year and approximately $1.5 million per year thereafter through the second quarter of 2036, the expected expiration date. For the 21,262 square foot office, we will pay the base rent of approximately $1.3 million starting in the second quarter of 2026 for five years and approximately $1.4 million per year thereafter through the second quarter of 2036, the expected expiration date. For our current 25,212 square foot office, we will pay the base rent of approximately $1.6 million per year beginning in June 2029, which is the lease commencement date, through the second quarter of 2036, the expected expiration date.

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
Accrued Receivable and Accrued Claims Payable
Fertility benefits solution revenue is recognized based on the negotiated price with our clients and includes the portion to be paid directly by the member. Revenue is recognized when Smart Cycle services are completed for a member, which includes estimates of accrued receivables. We estimate accrued receivables based on historical experience for those fertility benefit services provided but for which a claim has not been received from the provider clinic, which includes assumptions regarding the lag between the authorization date and service date as well as estimates for changes and cancellations of services. We include accrued receivables within accounts receivable on our consolidated balance sheet. As of December 31, 2024 and 2023, accrued receivables were $45.6 million and $45.8 million, respectively.
At the same time, we estimate cost of services and accrued claims payables based on the amount to be paid to the provider clinic and expected gross margin on fertility benefit services. Accrued claims payable of $32.1 million and $30.3 million as of December 31, 2024 and 2023, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet.
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
The Black-Scholes option-pricing model requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the lack of historical and implied volatility data of our common stock, the expected stock price volatility is estimated based on the historical volatilities of the daily closing prices of a specified group of companies in our industry for a period equal to the expected term of the option. We selected companies with comparable characteristics to our Company, including enterprise value, risk profiles and position within the industry, that have historical stock price information sufficient to meet the expected term of the stock option. The expected term of the award represents the period of time that options granted are expected to be outstanding and is calculated utilizing the simplified method, which is the mid-point between the vesting date and end of the contractual term for each option. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities for the period that is consistent with the expected term of the stock option. The dividend yield is assumed to be none as we have not paid dividends, nor do we anticipate paying dividends. The weighted-average estimated fair value of stock option awards granted in the year ended December 31, 2024 was $16.60. Changes in these inputs could result in a significant change in the fair value of stock options.

The following assumptions were used to calculate the fair value of stock options granted to employees:

Year Ended December 31,
	2024	2023
Expected volatility	53.0% - 55.0%	52.0% - 54.0%
Expected term (years)	5.25 - 6.11	5.50 - 6.11
Risk‑free interest rate	3.5% - 4.6%	3.5% - 4.8%
Expected dividend yield	—	—
Our outstanding stock-based awards as of December 31, 2024 are subject to service-based or performance-based vesting. We recognize compensation expense for service-based awards over the vesting period of the award on a straight-line basis. Compensation expense related to awards with performance-based vesting conditions is recognized over the requisite service period when achievement of the performance condition is considered probable. Forfeitures and cancellations of awards are recognized as they occur. For the years ended December 31, 2024 and 2023, stock-based compensation expense was $128.1 million and $122.6 million, respectively. As of December 31, 2024, we had $118.3 million and $99.5 million of unrecognized compensation costs related to unvested options and restricted stock units, respectively, which are expected to be expensed and vest over a weighted-average remaining period of approximately 2.0 years and 2.6 years, respectively.
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
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made. We believe there is sufficient positive evidence to conclude that it is more likely than not that substantially all the net deferred tax assets were realizable as of December 31, 2024.
The amount of deferred tax provided is calculated using tax rates enacted at the balance sheet date. The impact of tax law changes is recognized in periods when the change is enacted.
As of December 31, 2024 and 2023, we had $84.9 million and $73.1 million of net deferred tax assets, respectively. There was a valuation allowance of $1.8 million and $0.5 million as of December 31, 2024 and 2023, respectively.

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
At December 31, 2024, we had cash and cash equivalents of $162.3 million and marketable securities of $65.6 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Progyny, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Progyny, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2025 expressed an unqualified opinion thereon.
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

Accrued Receivables and Accrued Claims Payable

Description of the Matter

As of December 31, 2024, accrued receivables and accrued claims payable were $45.6 million and $32.1 million, respectively. As discussed in Note 2 to the consolidated financial statements, the Company estimates accrued receivables for those fertility benefit services provided but for which a claim has not been received from the provider clinic based on historical claims experience. The estimated cost of the related services and accrued claims payable are determined based upon the amount to be paid to the provider clinic and expected gross margin on each related fertility benefit service estimated to have been provided.

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
New York, NY
March 3, 2025

PROGYNY, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$162,314	$97,296
Marketable securities	65,640	273,791
Accounts receivable, net of $56,355 and $46,636 of allowances at December 31, 2024 and 2023, respectively	235,324	241,869
Prepaid expenses and other current assets	9,443	27,451
Total current assets	472,721	640,407
Property and equipment, net	12,383	10,213
Operating lease right-of-use assets	17,251	17,605
Goodwill	15,534	11,880
Intangible assets, net	1,303	—
Deferred tax assets	84,933	73,120
Other noncurrent assets	2,977	3,395
Total assets	$607,102	$756,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,097	$125,426
Accrued expenses and other current liabilities	73,530	60,524
Total current liabilities	168,627	185,950
Operating lease noncurrent liabilities	16,413	17,241
Total liabilities	185,040	203,191
Commitments and Contingencies (Note 14)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; at December 31, 2024 and 2023, respectively; 97,692,891 and 96,348,522 shares issued; 85,310,698 and 96,348,522 outstanding at December 31, 2024 and 2023, respectively	9	9
Additional paid-in capital	581,596	461,639
Treasury stock, at cost, $0.0001 par value; 12,998,173 and 615,980 shares at December 31, 2024 and 2023, respectively	(303,889)	(1,009)
Accumulated earnings	144,307	89,971
Accumulated other comprehensive income	39	2,819
Total stockholders’ equity	422,062	553,429
Total liabilities and stockholders’ equity	$607,102	$756,620
The accompanying notes are an integral part of these consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$1,167,221	$1,088,598	$786,913
Cost of services	913,858	849,799	619,588
Gross profit	253,363	238,799	167,325
Operating expenses:
Sales and marketing	63,948	59,488	45,657
General and administrative	121,960	117,127	98,327
Total operating expenses	185,908	176,615	143,984
Income from operations	67,455	62,184	23,341
Interest and other income, net	15,747	8,507	1,100
Income before income taxes	83,202	70,691	24,441
Provision (benefit) for income taxes	28,866	8,654	(5,917)
Net income	$54,336	$62,037	$30,358
Net income per share:
Basic	$0.59	$0.65	$0.33
Diluted	$0.57	$0.62	$0.30
Weighted-average shares used in computing net income per share:
Basic	91,481,995	95,021,175	92,195,068
Diluted	95,448,357	100,672,399	99,957,173
The accompanying notes are an integral part of these consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$54,336	$62,037	$30,358
Other comprehensive (loss) income, net of tax:
Unrealized gain on marketable securities before reclassifications	4,500	6,143	884
Reclassification of gains on the sale of marketable securities into net income	(7,311)	(3,810)	(295)
Net change on unrealized gains on marketable securities	(2,811)	2,333	589
Foreign currency translation gain (loss)	31	(15)	5
Total other comprehensive (loss) income, net of tax	(2,780)	2,318	594
Total comprehensive income	$51,556	$64,355	$30,952
The accompanying notes are an integral part of these consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share and per share amounts)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2021	91,088,781	$9	$(1,009)	$255,339	$(2,424)	$(93)	$251,822
Issuance of employee equity awards, net of shares withheld	2,212,375	0	—	(7,327)	—	—	(7,327)
Stock-based compensation	—	—	—	101,521	—	—	101,521
Other comprehensive income, net of tax	—	—	—	—	—	594	594
Net income	—	—	—	—	30,358	—	30,358
Balance at December 31, 2022	93,301,156	$9	$(1,009)	$349,533	$27,934	$501	$376,968
Issuance of employee equity awards, net of shares withheld	2,799,694	0	—	(11,102)	—	—	(11,102)
Stock-based compensation	—	—	—	123,208	—	—	123,208
Warrant exercise	247,672	0	—	0	—	—	0
Other comprehensive income, net of tax	—	—	—	—	—	2,318	2,318
Net income	—	—	—	—	62,037	—	62,037
Balance at December 31, 2023	96,348,522	$9	$(1,009)	$461,639	$89,971	$2,819	$553,429
Issuance of employee equity awards, net of shares withheld	1,064,502	0	—	(9,587)	—	—	(9,587)
Stock-based compensation	—	—	—	129,544	—	—	129,544
Repurchase of common stock	(12,382,193)	—	(302,880)	—	—	—	(302,880)
Warrant exercise	279,867	0	—	0	—	—	0
Other comprehensive loss, net of tax	—	—	—	—	—	(2,780)	(2,780)
Net income	—	—	—	—	54,336	—	54,336
Balances at December 31, 2024	85,310,698	9	(303,889)	581,596	144,307	39	422,062
The accompanying notes are an integral part of these consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$54,336	$62,037	$30,358
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	(10,456)	3,745	(6,615)
Non-cash interest income	—	(34)	—
Depreciation and amortization	3,175	2,281	1,601
Loss on disposal of property and equipment	1,414	—	—
Stock-based compensation expense	128,130	122,611	100,748
Bad debt expense	16,396	19,934	13,794
Net accretion of discounts on marketable securities	(2,115)	(4,328)	—
Foreign currency exchange rate loss	—	(8)	—
Changes in operating assets and liabilities:
Accounts receivable	(9,874)	(21,738)	(119,304)
Prepaid expenses and other current assets	18,018	(22,930)	57
Accounts payable	(30,268)	16,235	47,689
Accrued expenses and other current liabilities	9,924	10,361	13,147
Other noncurrent assets and liabilities	425	648	(1,080)
Net cash provided by operating activities	179,105	188,814	80,395

INVESTING ACTIVITIES
Purchase of property and equipment, net	(5,405)	(3,644)	(3,241)
Purchase of marketable securities	(170,339)	(429,694)	(163,334)
Sale of marketable securities	376,840	232,813	122,709
Acquisition of business, net of cash acquired	(5,304)	—	—
Net cash provided (used in) by investing activities	195,792	(200,525)	(43,866)

FINANCING ACTIVITIES
Repurchase of common stock	(300,278)	—	—
Proceeds from exercise of stock options	1,099	4,850	3,073
Payment of employee taxes related to equity awards	(12,001)	(17,200)	(12,089)
Proceeds from contributions to employee stock purchase plan	1,300	1,278	1,152
Net cash used in financing activities	(309,880)	(11,072)	(7,864)
Effect of exchange rate changes on cash and cash equivalents	1	1	—
Net increase (decrease) in cash and cash equivalents	65,018	(22,782)	28,665
Cash and cash equivalents, beginning of year	97,296	120,078	91,413
Cash and cash equivalents, end of year	$162,314	$97,296	$120,078

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$40,449	$6,181	$133
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$249	$421	$636
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
Progyny is a benefits management company specializing in fertility, family building and women's health benefits solutions and operates and manages in one operating segment. The fertility benefits solution consists of a significant service that integrates: (1) the treatment services (“Smart Cycles”) that the Company has designed, (2) access to the Progyny network of high-quality fertility specialists that perform the Smart Cycle treatments and (3) active management of the selective network of high-quality provider clinics, real-time member eligibility and treatment authorization, member-facing digital tools and detailed quarterly reporting supported by the Company’s dedicated client success teams, and end-to-end comprehensive concierge member support provided by Progyny’s in-house staff of Patient Care Advocates (“PCAs”) (collectively, the “care management services”).
The Company enhanced its benefits solution offerings with the launch of its pharmacy benefits solution, Progyny Rx, effective January 1, 2018. Progyny Rx provides the Company's members with access to the medications needed during their fertility treatment. As part of this solution, the Company provides care management services, which include formulary plan design, simplified authorization, assistance with prescription fulfillment, and timely delivery of the medications by the Company’s network of specialty pharmacies, as well as medication administration training, pharmacy support services, and continuing PCA support. As a pharmacy benefits solution provider, Progyny manages the dispensing of pharmaceuticals through the Company’s specialty pharmacy contracts. Progyny Rx is only available as an add-on service to the fertility benefits solution.
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

The Company does not disclose the transaction price allocated to remaining performance obligations because all of the transaction price is variable and is allocated to the distinct periods to which the services relate, as discussed above. The remaining contract term is typically less than one year, due to the client’s contractual termination options. There were no material contract asset or contract liability balances as of December 31, 2024 and 2023.

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
As of December 31, 2024 and 2023, accrued receivables were $45.6 million and $45.8 million, respectively. Accrued receivables are included within accounts receivable in the consolidated balance sheet.
Accrued claims payable of $32.1 million and $30.3 million as of December 31, 2024 and 2023, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms.
As of December 31, 2024 and December 31, 2023, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $47.0 million and $45.1 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the consolidated balance sheet.
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

	Years Ended December 31, 2024, 2023 and 2022
December 31, 2024	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$46,636	$16,396	$(6,677)	$56,355

December 31, 2023
Allowance for doubtful accounts	$28,328	$19,934	$(1,626)	$46,636

December 31, 2022
Allowance for doubtful accounts	$17,379	$13,794	$(2,845)	$28,328
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
Vendor Rebates
The Company receives a rebate on formulations purchased and dispensed by the Company’s specialty pharmacies. The Company’s contractual arrangements with pharmacy program partners provide for the Company to receive a discount (or rebate) from established list prices paid subsequent to dispensing when products are purchased indirectly from a pharmacy program partner (such as through a specialty pharmacy). These rebates are recognized as a reduction of cost of services when prescriptions are dispensed and are generally estimated and billed to manufacturers within 20 days after the end of each month. Vendor rebates are included within accounts receivable in the consolidated balance sheet. The effect of adjustments resulting from the reconciliation of rebates recognized to the amounts billed and collected has not been material to the Company’s results of operations.
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
The Company regularly reviews the outstanding accounts receivable balances and makes estimates of the lifetime expected credit losses based upon consideration of factors such as the age of the receivable balance, historical experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions. In addition, the Company periodically evaluates the financial condition of its clients and other parties to manage credit risk related to accounts receivable. As of December 31, 2024 and 2023, one vendor accounted for 24% and 22%, respectively, of total receivables.
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
The Company tests for goodwill impairment for each reporting unit, which is at the operating segment or one level below the operating segment. This analysis requires us to make a series of assumptions to (1) evaluate whether any impairment exists and (2) measure the amount of impairment. There was no impairment of goodwill or intangible assets for the years ended December 31, 2024, 2023, and 2022.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. In such instances, the recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, an impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the asset or asset group. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. The Company recorded a $1.4 million loss on disposal of property and equipment for the year ended December 31, 2024. There were no other significant impairments recorded for the years ended December 31, 2024, 2023 and 2022.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued expenses and other current liabilities, and operating lease noncurrent liabilities on the consolidated balance sheets. The Company elects to account for each separate lease and non-lease component as a single lease component. As of December 31, 2024 and 2023, the Company has no financing lease arrangements.
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
The Company’s policy is to recognize interest and penalty expenses associated with uncertain tax positions, if any, as a component of income tax expense in the consolidated statements of operations and comprehensive income.
Global Intangible Low-Taxed Income (“GILTI”) is described as the excess of a U.S. Shareholder's total net foreign income over a deemed return on tangible assets. The Company's policy is to recognize GILTI taxes as a current period expense, as a component of income tax expense, in the consolidated statements of operations and comprehensive income.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard is intended to provide a better understanding of an entity's overall performance and business activities through improved disclosure about an entity's reportable segments, including more detailed information about reportable segment expenses. The Company adopted this standard in the annual period beginning January 1, 2024 and applied the disclosure requirements retrospectively to all prior periods presented in the financial statements. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
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
3. Revenue
Disaggregated revenue
The following table disaggregates revenue by service (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue
Fertility benefit services revenue	$729,551	$676,295	$510,145
Pharmacy benefit services revenue	437,670	412,303	276,768
Total revenue	$1,167,221	$1,088,598	$786,913
Concentration of Major Clients
For the year ended December 31, 2024, one client accounted for 12% of total revenue. For the year ended December 31, 2023, that same client accounted for 13% of total revenue. For the year ended December 31, 2022, two clients accounted for 16%, and 10%, or a combined 26% of total revenue. No other clients accounted for more than 10% of total revenue for the years ended December 31, 2024, 2023, and 2022.
4. Fair Value of Financial Instruments
As of December 31, 2024 and 2023, the Company had $167.7 million and $35.2 million, respectively, in financial assets held in money market accounts and $65.6 million and $273.8 million, respectively, held in marketable securities, including U.S. treasury bills. All were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. For the years ended December 31, 2024, 2023, and 2022, interest income on cash and cash equivalents and marketable securities, including the accretion of discounts on investments, was $12.4 million, $3.3 million, and $0.8 million, respectively.
During the year ended December 31, 2024 and 2023, the Company had $10.0 million and $5.2 million, respectively of gross realized gains related to marketable securities included within earnings. There were no related gross realized losses included within earnings for these periods. The gross realized gains and losses included within earnings for the year ended December 31, 2022 were $0.4 million and $0.1 million, respectively.
The Company reclassified $7.3 million, $3.8 million, and $0.3 million of net unrealized holding gains out of other comprehensive income and into earnings for the years ended December 31, 2024, 2023, and 2022, respectively. These amounts were reclassified into interest and other income, net in the consolidated statement of operations.
The total net gains for marketable securities recorded into other comprehensive income, before reclassifications into earnings, for the years ended December 31, 2024, 2023, and 2022, was $4.5 million, $6.1 million, $0.9 million, respectively.
During the years ended December 31, 2024, 2023, and 2022, the Company did not maintain any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

5. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	Estimated Useful Life (in years)	December 31,
		2024	2023
Machinery and equipment	3-5	$323	$312
Computers and hardware	3	2,362	1,811
Leasehold improvements	lease term	4,397	3,733
Furniture and fixtures	7	2,227	1,488
Capitalized software	3-5	11,442	8,170
Property and equipment, gross		20,751	15,514
Less: accumulated depreciation		(8,368)	(5,301)
Total property and equipment, net		$12,383	$10,213
Depreciation expense was approximately $3.1 million, $2.2 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
During the years ended December 31, 2024, 2023, and 2022, the Company capitalized $1.4 million, $0.6 million, and $0.8 million, respectively, in stock-based compensation related to the development of internal-use software.
6. Intangible Assets, Net
Intangible assets consist of the following (in thousands):

	Estimated Useful Life (in years)	December 31,
		2024	2023
Trademarks	8	$4,000	$4,000
Physician Network	6	3,500	3,500
Website	5	2,000	2,000
Databases	8	864	—
Technology	6	448	—
Customers	10	94	—
Intangible assets, gross		10,906	9,500
Less: accumulated amortization		(9,603)	(9,500)
Total intangible assets, net		$1,303	$—
Amortization expense was $0.1 million, $0.1 million, and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, the future amortization expense of other intangible assets is as follows (in thousands):

Year ending December 31:
2025	$192
2026	192
2027	192
2028	192
2029	192
Thereafter	343
Total	$1,303

7. Leases
In September 2019, the Company’s sublease agreement for a 25,212 square foot office in its corporate headquarters in New York, NY commenced and is scheduled to expire in May 2029. Pursuant to the sublease, the Company is obligated to pay the base rent of approximately $1.3 million per annum through the end of the fifth lease year and approximately $1.4 million per annum thereafter through the expiration date.
In February 2023, the Company's lease agreement for the additional 24,099 square foot office in its corporate offices (entered into in February 2022) commenced in New York, NY and is expected to expire in the second quarter of 2036. In accordance with ASC 842, the Company recorded right-of-use assets and lease liabilities of $12.2 million and $12.1 million, respectively. Pursuant to the lease, the Company is obligated to pay the base rent of approximately $1.4 million per annum through the end of the fifth lease year and approximately $1.5 million per annum thereafter through the expiration date.
The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for the Company’s operating leases was $2.7 million for the year ended December 31, 2024. For the years ended December 31, 2023 and 2022 lease expense for the Company's operating leases was $2.4 million and $1.3 million, respectively .
Cash outflows from operating activities attributable to the operating leases for the years ended December 31, 2024 was $2.3 million, For the years ended December 31, 2023, and 2022, cash outflows toward operating leases were $1.3 million, respectively.
Information related to the Company’s leases is as follows (in thousands):

	Balance Sheet Location	December 31, 2024
Operating Leases
Right-of-use assets	Operating lease right-of-use assets	$17,251
Short-term lease liabilities	Accrued expenses and other current liabilities	$2,859
Long-term lease liabilities	Operating lease noncurrent liabilities	$16,413

Other information
Weighted average remaining lease term, operating lease		8.9 years
Weighted average discount rate, operating lease		4.61%
Future minimum facility lease payments as of December 31, 2024, are as follows (in thousands):

Year Ending December 31:	Operating Lease Payments as of December 31, 2024
2025	$2,994
2026	2,999
2027	3,003
2028	3,008
2029	2,226
Thereafter	9,414
Total undiscounted lease payments	$23,644
Less: imputed interest	4,372
Present value of lease liabilities	$19,272
Less: current portion of operating lease liabilities	2,859
Operating lease noncurrent liabilities	$16,413
February 2022 Lease Agreement
As noted above, the Company commenced its lease for the 24,099 square foot office in its corporate offices in New York, NY in February 2023, pursuant to a lease agreement entered into by the Company in February 2022. The lease agreement also provides for additional space in the Company's corporate offices, including an additional 21,262 square foot office and continued occupancy of the 25,212 square foot office after the expiration of the current sublease. For the 21,262 square foot office, the lease commencement date, which is when the premise will become available to the Company for use, is currently expected to be in the first quarter of 2025. The Company is obligated to pay the base rent of approximately $1.3 million starting in the second quarter of 2026 for five years and approximately $1.4 million per year thereafter through second quarter of 2036, the expected expiration date. For the current 25,212 square foot office, the Company is obligated to pay the base rent of approximately $1.6 million per year beginning in June 2029, which is the lease commencement, through second quarter of 2036, the expected expiration date.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued claims payable	$32,121	$30,294
Accrued compensation	14,572	11,868
Accrued commission	2,207	3,284
Operating lease current liabilities	2,859	2,149
Professional fees	1,838	1,242
Other accrued expenses	14,634	10,504
Other current liabilities	5,299	1,183
Total accrued expenses and other current liabilities	$73,530	$60,524
9. Acquisitions
On June 17, 2024, the Company completed its acquisition of Apryl GmbH, a Berlin-based fertility benefits platform, to expand its global offering. The transaction was for a purchase price of €5.1 million, or $5.3 million, net of cash acquired, based on the exchange rate on the acquisition closing date, and was accounted for using the acquisition method. As a result, tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Any excess consideration over the fair value of the assets and liabilities assumed was recognized as goodwill and is subject to revision as the purchase price allocation is completed during the measurement period (up to one year from acquisition date). This acquisition did not have a material impact on the Company’s consolidated financial statements.
On January 8, 2025 the Company completed its acquisition of Benefit Bump LLC, a comprehensive parental leave benefits navigation program for new and growing families. The acquisition enhances the Company's existing offerings, extending its ability to further serve the needs of families on their journey from pregnancy to early childhood and beyond. The transaction was for a purchase price of $10.5 million including $2.5 million held in escrow for standard indemnifications and the satisfaction of certain conditions. The financial results of Benefit Bump will be included in the Company's consolidated financial statements beginning in the first quarter of fiscal year 2025.
10. Stockholders’ Equity
Common Stock
The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The common stock confers upon its holders the right to receive dividends out of any assets legally available, when and as declared by the Board of Directors.
The Company had 12,998,173 shares of treasury stock as of December 31, 2024. There were 615,980 shares of treasury stock shares for the years ended December 31, 2023 and 2022, respectively.
Share Repurchase Program
In February 2024, the Company's Board of Directors authorized a share repurchase program of up to $100 million in shares of common stock (the “February Share Repurchase Program”). In May 2024, the Company's Board of Directors

authorized an additional share repurchase program of up to $100 million in shares of common stock (the “May Share Repurchase Program”). In August 2024, the Company's Board of Directors authorized an additional share repurchase program of up to $100 million in shares of common stock (the “August Share Repurchase Program,” and together with the February Share Repurchase Program and the May Share Repurchase Program, the "2024 Share Repurchase Programs").
For the year ended December 31, 2024, the Company repurchased a total of 12,382,193 shares of common stock under the 2024 Share Repurchase Programs at an average price per share of $24.22 and a total cost of $300.3 million, inclusive of $0.4 million in trading fees. In addition, the Company recognized $2.6 million of excise taxes related to the share repurchases. As of the year ended December 31, 2024, the 2024 Share Repurchase Programs were completed, and no amounts remained available for repurchase under the programs.

Common Stock Warrants
In connection with the IPO on October 25, 2019, all outstanding convertible preferred warrants were converted to common stock warrants. As of December 31, 2024, the Company had no outstanding common stock warrants. The Company had 305,595 common stock warrants outstanding as of December 31, 2023.
For the year ended December 31, 2024, 305,595 common stock warrants were exercised for 279,867 shares of common stock at a weighted-average exercise price of $1.73. For the year ended December 31, 2023, 259,756 common stock warrants were exercised for 247,672 shares of common stock at a weighted-average exercise price of $1.73. No common stock warrants were exercised during the year ended December 31, 2022. The Company did not recognize compensation expense relating to the common stock warrants for the years ended December 31, 2024, 2023 and 2022 as they were all fully vested.
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
Under the Company’s 2017 Plan and consistent with the Company's prior 2008 Equity Incentive Plan, options and other stock awards to purchase shares of common stock may be granted to employees, directors, and consultants. Incentive stock options are granted to employees and non-statutory stock options are granted to consultants and directors at an exercise price not less than 100% of the fair value (as determined by the Board of Directors) of the Company’s common stock on the date of grant. The exercise price of options granted to stockholders who hold 10% or more of the Company’s common stock on the option grant date shall not be less than 110% of the fair value of the Company’s common stock on the date of grant for both incentive and non-qualified stock option grants. These options generally vest over 4 years and expire 10 years from the date of grant. Stock option grants may be exercisable upon grant, and any unvested shares purchased are subject to repurchase. There were no unvested shares subject to repurchase as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, 3,602,455 and 3,573,416 shares of common stock, respectively, remained available for future grants under the 2019 Plan. Under the 2019 Plan, subject to any adjustments necessary to implement any capitalization adjustments, an annual increase to the number of shares issuable is automatically added on January 1 of each year for a period of ten years commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding year or such smaller amount as determined by the Company's Board of Directors.

Stock Options
Stock options are exercisable based on the terms and conditions outlined in the applicable award agreement. Stock options generally vest over four years and typically expire ten years from the date of grant. A summary of the Company’s stock option activity for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2023	17,228,415	$35.24	7.4	$158,773
Granted	2,493,293	30.20
Exercised	(530,256)	9.13
Forfeited	(335,264)	41.26
Cancelled	(236,282)	58.15
Outstanding at December 31, 2024	18,619,906	$34.92	6.7	$54,193

Exercisable at December 31, 2023	9,379,508	$27.82	6.3	$152,166

Exercisable at December 31, 2024	11,939,099	$32.83	5.8	$53,294
The total intrinsic value of options exercised was $13.7 million, $79.7 million, and $76.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The weighted-average grant date fair value of options granted was $16.60, $19.10, and $21.84 in the years ended December 31, 2024, 2023, and 2022, respectively.
The total grant date fair value of options vested was $202.4 million, $134.1 million, and $62.6 million as of December 31, 2024, 2023, and 2022, respectively.
The total unrecognized compensation cost related to unvested options was approximately $118.3 million at December 31, 2024. The weighted-average remaining recognition period is approximately 2.0 years.
Certain assumptions used in the option-pricing model for options granted to employees, directors, and non-employees are as follows:

Year Ended December 31,
	2024	2023	2022
Expected term (in years)	5.25 - 6.11	5.50 - 6.11	4.61 - 6.11
Risk-free interest rate	3.5% - 4.6%	3.5% - 4.8%	1.4% - 4.4%
Expected volatility	53.0% - 55.0%	52.0% - 54.0%	49.3% - 53.3%
Expected dividend rate	—	—	—

Restricted Stock Units
Restricted stock units are subject to service-based or performance-based vesting criteria. The restricted stock units vest based on the terms outlined in the applicable award agreement, which, for service-based awards, is generally over a period of 4 years. The Company's performance-vesting awards are based on the achievement of specified revenue targets and continued employment through the date of achievement of such targets. If the targets have not been achieved prior to the fifth anniversary of the grant, the awards will be forfeited. During the year ended December 31, 2023, the revenue targets associated with the first tranche of the performance-vesting awards were achieved, resulting in the vesting of 166,500 shares. As of December 31, 2024, the second tranche of 166,500 shares of the performance-vesting awards remained unvested.
A summary of the Company’s restricted stock unit activity, including those with performance-based vesting criteria, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2023	2,561,213	$42.19
Granted	2,570,570	$25.05
Vested	(1,015,883)	$42.76
Forfeited	(195,523)	$36.65
Outstanding at December 31, 2024	3,920,377	$31.16
The total intrinsic value of restricted stock units vested was $27.6 million, $33.0 million, and $22.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The weighted-average grant date fair value of restricted stock units granted was $25.05, $35.02, and $44.09 for the years ended December 31, 2024, 2023, and 2022, respectively.
The total grant date fair value of restricted stock units vested was $43.4 million, $45.5 million and $28.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The total unrecognized compensation cost related to unvested restricted stock units was approximately $99.5 million at December 31, 2024. The weighted-average remaining recognition period is approximately 2.6 years.
Employee Stock Purchase Plan
In October 2019, the Board of Directors and stockholders also adopted and approved the 2019 Employee Stock Purchase Plan (the “ESPP”). Following the IPO, the ESPP authorized the issuance of 1,700,000 shares of common stock to purchase rights granted to the Company’s employees. Subject to the ESPP, the maximum number of shares of common stock that may be issued under the Plan will not exceed 1,700,000 shares, plus the number of shares that are automatically added on January 1st of each year, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and 2,500,000 shares of common stock, or such smaller amount as determined by the Company's Board of Directors. As of December 31, 2024 and December 31, 2023, 5,111,514 and 4,194,264 shares of common stock remained available to be issued under the ESPP, respectively.

The following table summarizes the purchases that were made for each purchase period of the ESPP in the years ending December 31, 2024, 2023, and 2022 (in thousands, except for share amounts):

Purchase Period	Proceeds used for purchase	Shares purchased
August 1, 2021 to January 31, 2022	$683	$19,838
February 1, 2022 to July 31, 2022	412	15,888
August 1, 2022 to January 31, 2023	723	27,492
February 1, 2023 to July 31, 2023	528	17,642
August 1, 2023 to January 31, 2024	790	24,387
February 1, 2024 to July 31, 2024	524	21,848
The next purchase period commenced on August 1, 2024 and ended on January 31, 2025.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of services	$36,799	$34,490	$25,918
Sales and marketing	30,490	27,015	21,135
General and administrative	60,841	61,106	53,695
Total stock-based compensation expense	$128,130	$122,611	$100,748
                                                    Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total
Balance at beginning of period	$2,829	$(10)	$2,819	$496	$5	$501	$(93)	$—	$(93)
Other comprehensive income before reclassifications, net of tax(1)	4,500	31	4,531	6,143	(15)	6,128	884	5	889
Amounts reclassified from accumulated other comprehensive income, net of tax(2)	(7,311)	—	(7,311)	(3,810)	—	(3,810)	(295)	—	(295)
Net current period other comprehensive (loss) income	(2,811)	31	(2,780)	2,333	(15)	2,318	589	5	594
Balance at end of period	$18	$21	$39	$2,829	$(10)	$2,819	$496	$5	$501

(1) Represents unrealized gains of $6.2 million, net of tax expense of $1.7 million for the year ended December 31, 2024, unrealized gains of $8.6 million, net of tax of $2.5 million for the year ended December 31, 2023, and unrealized gains of $0.9 million, net of tax of $0 for the year ended December 31, 2022.

(2) The effects on net income of amounts reclassified from accumulated other comprehensive income were as follows (in thousands):

Details about Accumulated Other Comprehensive Income Component	Year Ended December 31,			Affected Line Item in Statement of Operations
	2024	2023	2022
Gains on marketable securities	9,982	5,196	295	Interest and other income, net
	9,982	5,196	295	Income before income taxes
	2,671	1,386	0	Provision for income taxes
	7,311	3,810	295	Net income
11. Net Income Per Share
A reconciliation of net income and the number of shares in the calculation of basic and diluted net income per share is as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Basic net income per common share:
Numerator:
Net income	$54,336	$62,037	$30,358

Denominator:
Weighted-average shares used in computing basic net income per share	91,481,995	95,021,175	92,195,068
Basic net income per share	$0.59	$0.65	$0.33

Diluted net income per common share:
Numerator:
Net income	$54,336	$62,037	$30,358

Denominator:
Weighted-average shares used in computing basic net income per share	91,481,995	95,021,175	92,195,068
Effect of dilutive securities:
Options to purchase common stock	3,499,412	4,813,004	6,981,512
Shares issuable under ESPP	9,553	804	3,292
Warrants to purchase common stock	177,292	458,537	539,702
Restricted stock units	280,105	378,879	237,599
Total effect of dilutive securities	3,966,362	5,651,224	7,762,105
Weighted-average shares used in computing diluted net income per share	95,448,357	100,672,399	99,957,173
Diluted net income per share	$0.57	$0.62	$0.30

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2024	2023	2022
Options to purchase common stock	13,868,635	11,901,773	8,019,010
Shares issuable under ESPP	4,022	919	—
Restricted stock units	2,118,102	1,111,634	1,733,420
Total potential dilutive shares	15,990,759	13,014,326	9,752,430
12. 401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all employees and began employer contributions in 2018. The Company incurred expenses related to employer contributions of $1.8 million, $1.4 million, and $1.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.
13. Income Taxes
The provision (benefit) for income taxes is composed of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$27,342	$2,311	$—
State and local	11,980	2,598	695
Total current provision for income taxes	39,322	4,909	695
Deferred:
Federal	(6,836)	4,433	(6,880)
State and local	(3,620)	(688)	268
Total deferred provision (benefit) for income taxes	(10,456)	3,745	(6,612)
Total provision (benefit) for income taxes	$28,866	$8,654	$(5,917)
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Income tax provision at statutory rate	21%	21%	21%
State income taxes, net of federal benefit	7	2	3
Stock-based compensation	2	(18)	(48)
Section 162(m) compensation limitation	4	6	—
Other	1	1	—
Effective tax rate	35%	12%	(24)%
For the year ended December 31, 2024, the effective tax rate differs from the U.S. federal statutory rate primarily due to permanent tax adjustments, including shortfalls upon the exercise of stock options and vesting of RSUs as well as the disallowance of certain compensation deductions based on Section 162(m) of the Internal Revenue Code, which limits the compensation deduction of certain highly compensated employees. For the years ended December 31, 2023, and 2022, the effective tax rate differs from the U.S. federal statutory rate primarily due to permanent tax adjustments, including windfalls upon the exercise of stock options and vesting of RSUs.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023*
Deferred tax assets:
Net operating loss carryforwards	$5,577	$16,818
Research and development capitalization and credits	1,989	282
Stock-based compensation	60,738	42,257
Accruals and reserves	18,354	15,190
Operating lease liabilities	4,918	5,171
Depreciation and amortization	185	467
Total deferred tax assets	91,761	80,185
Valuation allowance	(1,779)	(513)
Deferred tax assets after valuation allowance	$89,982	$79,672
Deferred tax liabilities:
Goodwill	(683)	(832)
Operating lease right-of-use assets	(4,352)	(4,695)
Unrealized gain on marketable securities	(14)	(1,025)
Total deferred tax liabilities	(5,049)	(6,552)
Net deferred tax assets	$84,933	$73,120

* Presentation updates between the breakout of categories for 2023 have been made from the 2023 Form 10-K for comparability purposes.

Assessing the realizability of deferred tax assets requires the determination of whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carry back and tax-planning strategies. The valuation allowance increased by $1.3 million during the year ended December 31, 2024. As of December 31, 2024, management believes there is sufficient positive evidence to conclude that it is more likely than not that substantially all the net deferred tax assets were realizable.
As of December 31, 2024, the Company has U.S. federal net operating loss carryforwards of $1.1 million which expire in the year 2030 and U.S. state net operating loss carryforwards of $51.8 million, which will begin to expire in the year 2030. In addition, the Company has foreign net operating loss carryforwards of $5.9 million, which will begin to expire in the year 2042. Utilization of the U.S. federal net operating loss carryforwards may be subject to an annual limitation due to ownership changes, as provided by Section 382 of the Internal Revenue Code. Such annual limitation could result in the expiration of net operating losses before their utilization.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2024	2023	2022
Balance at the beginning of the year	$390	$390	$390
Additions based upon tax positions related to the current year	213	—	—
Balance at the end of the year	$603	$390	$390
For the years ended December 31, 2024, 2023, and 2022, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.6 million, $0.4 million, and $0.4 million, in the aggregate, respectively. The Company classifies interest and penalties related to unrecognized tax benefits as components of the provision for income taxes. As of December 31, 2024, 2023, and 2022, the Company had no significant accrued interest or penalties related to unrecognized tax benefits and no amounts have been recognized in the Company’s consolidated statements of operations. The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. for federal and state and local jurisdictions, as well as in certain foreign jurisdictions, with varying statutes of limitations. All tax years since inception remain open to examination due to the carryover of unused net operating losses.
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

15. Segment Reporting

Progyny is a benefits management company specializing in fertility, family building and women's health benefits solutions. Substantially, all of the Company's revenues and assets are attributable to the United States.
The chief operating decision maker (“CODM”) is the Chief Executive Officer. The Company determined it has one operating segment and one reportable segment, as the CODM manages the business and evaluates performance at the consolidated level.

The CODM uses net income to allocate resources (including personnel, technology, and capital resources) for the single segment to make decisions regarding the annual budget, ongoing operations, and strategic investments to drive the Company's strategy and mission.

	Year Ended December 31,
	2024	2023	2022
Revenue(1)	$1,167,221	$1,088,598	$786,913
Less:
Cost of services	913,858	849,799	619,588
Sales and marketing	63,948	59,488	45,657
General and administrative	121,960	117,127	98,327
Interest and other (income), net	(15,747)	(8,507)	(1,100)
Provision (benefit) for income taxes	28,866	8,654	(5,917)
Net income	$54,336	$62,037	$30,358

(1) Refer to footnote 3, for disaggregated revenue by service.

	Year Ended December 31,
	2024	2023
Total Assets	$607,102	$756,620

16. Unaudited Quarterly Results of Operations Data
The following table sets forth the unaudited quarterly consolidated results of operations for each of the eight quarterly periods in the period ended December 31, 2024. The unaudited quarterly results of operations have been prepared on the same basis as the audited consolidated financial statements, and we believe they reflect all normal recurring adjustments necessary for the fair statement of the Company’s results of operations for these periods. This information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. The Company’s historical operating data may not be indicative of the Company’s future performance.

	Three Months Ended
	Mar. 31, 2023	Jun. 30, 2023	Sep. 30, 2023	Dec. 31, 2023	Mar. 31, 2024	Jun. 30, 2024	Sep. 30, 2024	Dec. 31, 2024
	(in thousands)
Revenue	$258,394	$279,373	$280,891	$269,940	$278,078	$304,087	$286,625	$298,431
Cost of services	199,754	218,732	218,267	213,046	215,672	235,806	227,381	234,999
Gross profit	58,640	60,641	62,624	56,894	62,406	68,281	59,244	63,432
Operating expenses:
Sales and marketing	14,282	15,384	14,911	14,911	15,454	16,421	16,457	15,616
General and administrative	29,347	30,073	29,524	28,183	28,429	31,173	30,329	32,029
Total operating expenses	43,629	45,457	44,435	43,094	43,883	47,594	46,786	47,645
Income from operations	15,011	15,184	18,189	13,800	18,523	20,687	12,458	15,787
Interest and other income, net	1,320	1,983	2,742	2,462	3,992	4,380	5,504	1,871
Income before income taxes	16,331	17,167	20,931	16,262	22,515	25,067	17,962	17,658
Provision (benefit) for income taxes	(1,347)	2,176	5,033	2,792	5,617	8,582	7,541	7,126
Net income	$17,678	$14,991	$15,898	$13,470	$16,898	$16,485	$10,421	$10,532
Net income per share:
Basic	$0.19	$0.16	$0.17	$0.14	$0.18	$0.18	$0.12	$0.12
Diluted	$0.18	$0.15	$0.16	$0.13	$0.17	$0.17	$0.11	$0.12
Weighted-average shares used in computing net income per share:
Basic	93,832,873	94,738,651	95,502,250	95,980,425	96,484,657	93,868,409	90,067,675	85,809,325
Diluted	100,166,008	100,615,919	100,879,576	100,748,054	101,052,933	97,839,576	93,821,812	88,914,595

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management's evaluation of internal control over financial reporting excluded Apryl GmbH, also known as Progyny Global, which we acquired on June 17, 2024. On a consolidated basis, Apryl GmbH, also known as Progyny Global, represented less than 1% of our total assets and total revenues for the fiscal year ended December 31, 2024.
Attestation Report of the Independent Registered Public Accounting Firm
Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report on our internal control over financial reporting, which is included in this Item 9A below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Progyny, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Progyny, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Progyny, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Apryl GmbH also known as Progyny Global, which is included in the 2024 consolidated financial statements of the Company and constituted less than 1% of total assets and revenue as of and for the year ended December 31, 2024, respectively. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Apryl GmbH also known as Progyny Global.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes, and our report dated March 3, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, NY
March 3, 2025

ITEM 9B.    OTHER INFORMATION
a.None.
b.On December 20, 2024, Peter Anevski, our Chief Executive Officer, terminated the trading plan that was intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act adopted by him on January 26, 2024. The plan provided for the sale of up to 1,195,000 shares of the Company’s common stock in amounts and prices determined in accordance with a formula set forth in the plan.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company's securities that applies to all of the Company's directors, officers, employees and other covered persons, as well as the Company itself. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable Nasdaq listing standards. A copy of the Company's insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The other information required by this item will be included under the headings “Proposal 1—Election of Directors,” “Information about Director Nominees and Current Directors,” “Information about the Board of Directors and Corporate Governance,” “Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports” in our definitive proxy statement relating to the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, which we refer to as our 2025 Proxy Statement, and such required information is hereby incorporated by reference into this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included under the headings “Executive Compensation,” “Director Compensation,” and “Information about the Board of Directors and Corporate Governance” in our 2025 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2025 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10 K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the headings “Transactions with Related Persons” and “Information about the Board of Directors and Corporate Governance” in our 2025 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the headings “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” in our 2025 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.
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
3. List of Exhibits
The exhibits to this report are listed below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Progyny, Inc.	8-K	001-39100	3.2	10/31/2019
3.2	Second Amended and Restated By-laws of Progyny, Inc.	10-Q	001-39100	3.1	11/12/2024
4.1	Form of Common Stock Certificate.	S-1/A	333-233965	4.1	10/15/2019
4.2	Form of 2013 Preferred Stock Warrant.	S-1/A	333-233965	4.2	10/15/2019
4.3	Form of 2014 Preferred Stock Warrant.	S-1/A	333-233965	4.3	10/15/2019
4.4	Form of 2015 Preferred Stock Warrant.	S-1/A	333-233965	4.4	10/15/2019
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank dated October 9, 2013.	S-1/A	333-233965	4.5	10/15/2019
4.6	Description of Capital Stock.					*

10.1†	Progyny, Inc. 2008 Stock Plan, as amended, and forms of agreements thereunder.	S-1	333-233965	10.2	9/27/2019
10.2†	Progyny, Inc. 2017 Equity Incentive Plan and forms of agreements thereunder.	S-8	333-233965	99.2	10/25/2019
10.3†	Amendment No. 1 to the Progyny, Inc. 2017 Equity Incentive Plan.	10-K	001-39100	10.4	3/10/2020
10.4†	Progyny, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-233965	10.4	10/15/2019
10.5†	Amendment No. 1 to the Progyny, Inc. 2019 Equity Incentive Plan.	10-K	001-3910	10.6	3/10/2020
10.6†	Progyny, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233965	10.5	10/15/2019
10.7†	Form of Indemnification Agreement.	S-1	333-233965	10.6	9/27/2019
10.8†	Amended and Restated Employment Agreement between Progyny, Inc. and David Schlanger, effective January 1, 2022.	10-Q	001-39100	10.1	5/6/2022
10.9†	Amended and Restated Employment Agreement between Progyny, Inc. and Peter Anevski, effective January 1, 2022.	10-Q	001-39100	10.2	5/6/2022
10.10†	Amended and Restated Employment Agreement between Progyny, Inc. and Mark Livingston, effective June 7, 2022.	10-Q	001-39100	10.1	8/5/2022
10.11†	Employment Agreement between Progyny, Inc. and Allison Swartz, effective October 27, 2022.	10-K	001-39100	10.11	3/1/2023
10.12†	Amended and Restated Employment Agreement between Progyny, Inc. and Michael Sturmer, effective January 1, 2022.	10-Q	001-39100	10.3	5/6/2022
10.13	Sublease Agreement, dated as of July 29, 2019 by and between IPREO Holdings, LLC and Progyny, Inc.	S-1	333-233965	10.1	9/27/2019
10.14	Lease Agreement, dated as of February 25, 2022 by and between ESRT 1359 Broadway, LLC and Progyny, Inc.	10-K	001-39100	10.14	3/1/2023
10.15	Loan and Security Agreement, dated as of June 8, 2018, between Silicon Valley Bank and Registrant.	S-1	333-233965	10.10	9/27/2019

10.15	Amendments to Loan and Security Agreement, dated as of June 8, 2018, between Silicon Valley Bank and Registrant.	10-Q	001-39100	10.1	8/7/2020
10.16	Progyny, Inc. Executive Severance Plan.	10-Q	001-39100	10.1	5/10/2024
19.1	Progyny, Inc. Statement of Policy Concerning Trading in Company Securities.					*
21.1	List of Subsidiaries.	10-K	001-39100	21.1	3/1/2022
23.1	Consent of Ernst & Young LLP					*
24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97	Progyny, Inc. Policy for Recovery of Erroneously Awarded Compensation.	10-K	001-39100	97	2/29/2024
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					*

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

PROGYNY, INC.

Date: March 3, 2025	By:	/s/ PETER ANEVSKI
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 3, 2025.

Signature	Title

/s/ PETER ANEVSKI	Chief Executive Officer and Director
Peter Anevski	(principal executive officer)

/s/ MARK LIVINGSTON	Chief Financial Officer
Mark Livingston	(principal financial and accounting officer)

/s/ DAVID SCHLANGER	Executive Chairman
David Schlanger /s/ DEBRA MORRIS	Director
Debra Morris

/s/ LLOYD DEAN	Director
Lloyd Dean

/s/ FRED COHEN	Director
Fred Cohen, M.D., D.Phil.

/s/ KEVIN GORDON	Director
Kevin Gordon

/s/ ROGER HOLSTEIN	Director
Roger Holstein

/s/ JEFFREY PARK	Lead Independent Director
Jeffrey Park

/s/ NORMAN PAYSON	Director
Norman Payson, M.D.

/s/ CHERYL SCOTT	Director
Cheryl Scott