Form 10-Q
period 2025-03-31
Progyny, Inc.
filed 2025-05-09
CIK 1551306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, the registrant had 85,718,029 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROGYNY, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$109,239	$162,314
Marketable securities	146,884	65,640
Accounts receivable, net of $58,610 and $56,355 of allowance at March 31, 2025 and December 31, 2024, respectively	299,743	235,324
Prepaid expenses and other current assets	11,826	9,443
Total current assets	567,692	472,721
Property and equipment, net	15,740	12,383
Operating lease right-of-use assets	26,949	17,251
Goodwill	19,651	15,534
Intangible assets, net	6,753	1,303
Deferred tax assets	84,948	84,933
Other noncurrent assets	8,552	2,977
Total assets	$730,285	$607,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145,713	$95,097
Accrued expenses and other current liabilities	91,415	73,530
Total current liabilities	237,128	168,627
Operating lease noncurrent liabilities	25,998	16,413
Total liabilities	263,126	185,040
Commitments and Contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; at March 31, 2025 and December 31, 2024, respectively; 98,052,017 and 97,692,891 shares issued; 85,669,824 and 85,310,698 outstanding at March 31, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	611,563	581,596
Treasury stock, at cost, $0.0001 par value; 12,998,173 and 12,998,173 shares at March 31, 2025 and December 31, 2024, respectively	(303,889)	(303,889)
Accumulated earnings	159,366	144,307
Accumulated other comprehensive income	110	39
Total stockholders’ equity	467,159	422,062
Total liabilities and stockholders’ equity	$730,285	$607,102
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$324,038	$278,078
Cost of services	248,243	215,672
Gross profit	75,795	62,406
Operating expenses:
Sales and marketing	17,786	15,454
General and administrative	33,839	28,429
Total operating expenses	51,625	43,883
Income from operations	24,170	18,523
Interest and other income, net	2,367	3,992
Income before income taxes	26,537	22,515
Provision for income taxes	11,478	5,617
Net income	$15,059	$16,898
Net income per share:
Basic	$0.18	$0.18
Diluted	$0.17	$0.17
Weighted-average shares used in computing net income per share:
Basic	85,499,153	96,484,657
Diluted	89,307,934	101,052,933
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statement of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$15,059	$16,898
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on marketable securities before reclassifications	(50)	2,398
Reclassification of gains on the sale of marketable securities into net income	—	(2,488)
Net change on unrealized losses/gains on marketable securities	(50)	(90)
Foreign currency translation gains	121	21
Total other comprehensive income (loss), net of tax	71	(69)
Total comprehensive income	$15,130	$16,829
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount

For the three months ended March 31, 2025:
Balance at December 31, 2024	85,310,698	$9	$(303,889)	$581,596	$144,307	$39	$422,062
Issuance of employee equity awards, net of shares withheld	359,126	0	—	(3,045)	—	—	(3,045)
Stock-based compensation	—	—	—	33,012	—	—	33,012
Repurchase of common stock	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	71	71
Net income	—	—	—	—	15,059	—	15,059
Balance at March 31, 2025	85,669,824	$9	$(303,889)	$611,563	$159,366	$110	$467,159

For the three months ended March 31, 2024:
Balance at December 31, 2023	96,348,522	$9	$(1,009)	$461,639	$89,971	$2,819	$553,429
Issuance of employee equity awards, net of shares withheld	490,871	0	—	(3,502)	—	—	(3,502)
Stock-based compensation	—	—	—	31,206	—	—	31,206
Repurchase of common stock	(723,577)	—	(26,358)	—	—	—	(26,358)
Other comprehensive loss, net of tax	—	—	—	—	—	(69)	(69)
Net income	—	—	—	—	16,898	—	16,898
Balance at March 31, 2024	96,115,816	$9	$(27,367)	$489,343	$106,869	$2,750	$571,604

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$15,059	$16,898
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	11	2,877
Non-cash interest income	—	(190)
Depreciation and amortization	1,108	716
Loss on disposal of property and equipment	79	—
Stock-based compensation expense	32,512	31,052
Bad debt expense	5,659	4,772
Net accretion of discounts on marketable securities	1,106	(3,395)
Foreign currency exchange rate loss	—	35
Changes in operating assets and liabilities:
Accounts receivable	(69,732)	(60,118)
Prepaid expenses and other current assets	(2,383)	15,169
Accounts payable	49,618	4,790
Accrued expenses and other current liabilities	17,509	12,995
Other noncurrent assets and liabilities	(738)	131
Net cash provided by operating activities	49,808	25,732

INVESTING ACTIVITIES
Purchase of property and equipment, net	(2,843)	(850)
Purchase of marketable securities	(145,809)	(110,806)
Sale of marketable securities	63,382	131,000
Acquisition of business, net of cash acquired	(9,340)	—
Net cash (used in) provided by investing activities	(94,610)	19,344

FINANCING ACTIVITIES
Repurchase of common stock	—	(23,764)
Proceeds from exercise of stock options	39	962
Payment of employee taxes related to equity awards	(3,583)	(4,959)
Proceeds from contributions to employee stock purchase plan	256	350
Net cash used in financing activities	(3,288)	(27,411)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	15	(2)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(48,075)	17,663
Cash, cash equivalents, and restricted cash, beginning of period	162,314	97,296
Cash, cash equivalents, and restricted cash, end of period	$114,239	$114,959

Cash and cash equivalents	109,239	114,959
Restricted cash included within noncurrent assets	5,000	—
Total cash, cash equivalents, and restricted cash	114,239	114,959

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$400	$(362)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$1,246	$155

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
Progyny is a benefits management company specializing in fertility, family building and women's health benefits solutions and operates and manages in one operating segment. The fertility benefits solution consists of a significant service that integrates: (1) the treatment services (“Smart Cycles”) that the Company has designed, (2) access to the Progyny network of high-quality fertility specialists that perform the Smart Cycle treatments and (3) active management of the selective network of high-quality provider clinics, real-time member eligibility and treatment authorization, member-facing digital tools and detailed quarterly reporting supported by the Company’s dedicated client success teams, and end-to-end comprehensive concierge member support provided by Progyny’s in-house staff of Progyny Care Advocates (“PCAs”) (collectively, the “care management services”).
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
Basis of Presentation
The accompanying interim unaudited consolidated financial statements include the accounts of Progyny, Inc. and its wholly owned subsidiaries. The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial position as of March 31, 2025, the results of the Company's operations for the three months ended March 31, 2025 and 2024 and the results of the Company's cash flows for the three months ended March 31, 2025 and 2024. Therefore, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025 (the “Annual Report on Form 10-K”).

The results for the three months ended March 31, 2025 are not necessarily indicative of the operating results expected for the year ending December 31, 2025 or any other future period. The Company will continue to assess these potential impacts to its business and will make adjustments to its operations as necessary.
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
Progyny’s contracts include the following sources of consideration, which are all variable: a per employee per month (“PEPM”) administration fee (in most, but not all contracts), and a fixed rate per Smart Cycle. The PEPM administration fee is estimated using the expected value method and is allocated between the fertility benefits solution and the pharmacy benefits solution based on standalone selling price, estimated using an expected cost-plus margin method. The fixed rate per Smart Cycle meets the variable consideration allocation exception as the usage-based fees relate specifically to the Company’s efforts to satisfy the performance obligation to provide services and is allocated to the distinct period during which the related services were performed and represents the consideration the Company is entitled to for the fertility benefits services provided. As a result, the fixed rate per Smart Cycle is included in the transaction price for the fertility benefits solution.
Progyny’s contracts also include potential service level agreement refunds related to outcome-based service metrics. These service level refunds, which are determined based on results of a full plan year, if met, are based on a percentage of the PEPM fee paid by clients. The Company estimates the variable consideration related to the total PEPM administration fee, less estimated refunds related to service level agreements using the expected value method and recognizes the amounts allocated to the fertility benefits solution ratably over the contract term. Progyny’s estimates of service level agreement refunds have not historically resulted in significant adjustments to the transaction price. There is no constraint on variable consideration within Progyny’s fertility benefits contracts.
The Company recognizes revenue for its fertility benefit solution in the period in which the Smart Cycle services are provided to the member. The services provided in a reporting period are based on actual claims received from the provider clinic and an estimate of services provided but for which a claim has not been received at the end of the reporting period, which we refer to as accrued receivables, and is discussed in further detail below.
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
Progyny’s contracts include the following sources of consideration, all of which are variable: a PEPM administration fee (in most, but not all contracts) and a fixed fee per fertility drug. As described above, the PEPM administration fee, less estimated refunds related to service level agreements, is allocated to the pharmacy benefits solution and recognized ratably over the contract term. The fixed fee per fertility drug meets the variable consideration allocation exception as the usage-based fees relate specifically to the Company’s efforts to satisfy the performance obligation to provide services and is allocated to the distinct period during which the related services were performed and represents the consideration the Company is entitled to for the pharmacy benefits services provided. As a result, the fixed fee per fertility drug is included in the transaction price and recognized in the period in which the Company is entitled to consideration from a client, which is when a prescription is filled and delivered to the members. There is no constraint on variable consideration within Progyny’s pharmacy benefits contracts.
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
The Company does not disclose the transaction price allocated to remaining performance obligations because all of the transaction price is variable and is allocated to the distinct periods to which the services relate, as discussed above. The remaining contract term is typically less than one year, due to the client’s contractual termination options. There were no material contract asset or contract liability balances as of March 31, 2025 and December 31, 2024.
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
As of March 31, 2025 and December 31, 2024, accrued receivables were $75.6 million and $45.6 million, respectively. Accrued receivables are included within accounts receivable in the consolidated balance sheet.
Accrued claims payable of $45.6 million and $32.1 million as of March 31, 2025 and December 31, 2024, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms.
As of March 31, 2025 and December 31, 2024, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $58.4 million and $47.0 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the consolidated balance sheet.
Accounts Receivable and Allowance for Doubtful Accounts
The accounts receivable balance primarily includes amounts due from clients and members. The Company estimates the allowance for doubtful accounts based on the lifetime expected credit losses for the client and member receivable pools, respectively. Under this current expected credit losses model, the Company determines the allowance for doubtful accounts based on factors such as the age of the receivable balance, historical experience of losses, current economic conditions, and reasonable and supportable forecasts of future economic conditions in order to develop loss rates for each of its receivable pools. An allowance for credit losses is applied at the time the asset is recognized, including to current or not yet due amounts, based on the Company’s estimated loss rates which consider the migration of receivables from current to aged and collection rates associated with receivables that are delinquent. Expected credit losses are recorded as general and administrative expenses on the consolidated statements of operations. The Company records write-offs, as a deduction from the allowance for doubtful accounts, in the period in which its receivables are deemed uncollectible, which is when all efforts of collection have been exhausted or it is no longer pursuing collection of the receivable, and can take up to several years from the initial billing based on the nature of the Company’s receivables, which consist of a high volume of low dollar balances, particularly on the member receivable pool. The following table provides a summary of the activity in this allowance (in thousands):

Three Months Ended March 31, 2025	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$56,355	$5,659	$(3,404)	$58,610

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
3.Revenue
Disaggregated revenue
The following table disaggregates revenue by service (in thousands):

	Three Months Ended March 31,
	2025	2024

Fertility benefits services revenue	$206,405	$169,769
Pharmacy benefits services revenue	117,633	108,309
Total revenue	$324,038	$278,078
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
As of March 31, 2025 and December 31, 2024, the Company had $111.9 million and $167.7 million, respectively, in financial assets held in money market accounts and $146.9 million and $65.6 million, respectively, held in marketable securities, including U.S. treasury bills. All were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. For the three months ended March 31, 2025 and March 31, 2024, interest income on cash, cash equivalents, restricted cash, and marketable securities, including the accretion of discounts on investments, was $2.3 million and $0.6 million, respectively.
As of March 31, 2025 and December 31, 2024, the Company did not maintain any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.
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
In February 2023, the Company's lease agreement for the additional 24,099 square foot office in its corporate offices (entered into in February 2022) commenced in New York, NY and expires in April 2036. Pursuant to the lease, the

Company is obligated to pay the base rent of approximately $1.4 million per annum through the end of the fifth lease year and approximately $1.5 million per annum thereafter through the expiration date.
In March 2025, the Company's lease agreement for the additional 21,262 square foot office in its corporate offices (entered into in February 2022) commenced in New York, NY and expires in April 2036. In accordance with ASC 842, the Company recorded a right-of-use asset and a lease liability of $10.1 million and $10.0 million, respectively. Pursuant to the lease, the Company is obligated to pay the base rent of approximately $1.3 million per annum through the end of the fifth lease year and approximately $1.4 million per annum thereafter through the expiration date.
The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for the three months ended March 31, 2025 and 2024 was $0.8 million and $0.6 million, respectively.
Cash outflows from operating activities attributable to the operating leases for the three months ended March 31, 2025 and 2024 was $0.8 million and $0.3 million.
Information related to the Company's leases is as follows (in thousands):

	Balance Sheet Location	March 31, 2025	December 31, 2024
Operating Leases
Right-of-use asset	Operating lease right-of-use assets	$26,949	$17,251
Short-term lease liabilities	Accrued expenses and other current liabilities	$2,898	$2,859
Long-term lease liabilities	Operating lease noncurrent liabilities	$25,998	$16,413

Other Information
Weighted-average remaining lease term, operating lease		9.5 years	8.9 years
Weighted-average discount rate, operating lease		4.87%	4.61%
Future minimum facility lease payments related to the Company's operating lease liabilities as of March 31, 2025 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments as of March 31, 2025
2025	$2,276
2026	3,917
2027	4,361
2028	4,340
2029	3,551
Thereafter	18,303
Total undiscounted lease payments	$36,748
Less: imputed interest	7,852
Present value of lease liabilities	$28,896
Less: current portion of operating lease liabilities	2,898
Operating lease noncurrent liabilities	$25,998
February 2022 Lease Agreement
As noted above, the Company commenced its leases for the additional 24,099 square foot and 21,262 square foot offices in its corporate offices in New York, NY in February 2023 and March 2025, respectively, pursuant to a lease agreement entered into by the Company in February 2022. The lease agreement also provides for continued occupancy of the 25,212 square foot office after the expiration of the current sublease. For the current 25,212 square foot office, the Company is obligated to pay the base rent of approximately $1.6 million per year beginning in June 2029, which is the lease commencement, through April 2036, the expiration date.

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
7.Stockholders’ Equity
Share Repurchase Program
In February 2024, the Company’s Board of Directors authorized a share repurchase program of up to $100 million in shares of common stock (the “February Share Repurchase Program”). In May 2024, the Company's Board of Directors authorized an additional share repurchase program of up to $100 million in shares of common stock (the “May Share Repurchase Program”). In August 2024, the Company's Board of Directors authorized an additional share repurchase program of up to $100 million in shares of common stock (the “August Share Repurchase Program,” and together with the February Share Repurchase Program and the May Share Repurchase Program, the ("2024 Share Repurchase Programs"). For the three months ended March 31, 2024, the Company repurchased a total of 723,577 shares of common stock under the 2024 Share Repurchase Programs for a total cost of $26.4 million, inclusive of excise taxes and trading fees, for an average price per share of $36.27. For the year ended December 31, 2024, the Company repurchased a total of 12,382,193 shares of common stock under the 2024 Share Repurchase Programs.
As of the year ended December 31, 2024, the 2024 Share Repurchase Programs were completed, and no amounts remained available for repurchase under the programs.
Stock-based Compensation Expense
The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of services	$9,398	$9,033
Sales and marketing	7,875	7,503
General and administrative	15,239	14,516
Total stock-based compensation expense	$32,512	$31,052

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31, 2025
	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total
Balance at December 31, 2024	$18	$21	$39
Other comprehensive (loss) income before reclassifications, net of tax(1)	(50)	121	71
Amounts reclassified from accumulated other comprehensive income, net of tax(2)	—	—	—
Net current period other comprehensive (loss) income	(50)	121	71
Balance at March 31, 2025	$(32)	$142	$110

	Three Months Ended March 31, 2024
	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total
Balance at December 31, 2023	$2,829	$(10)	$2,819
Other comprehensive income before reclassifications, net of tax(1)	2,398	21	2,419
Amounts reclassified from accumulated other comprehensive income, net of tax(2)	(2,488)	—	(2,488)
Net current period other comprehensive (loss) income	(90)	21	(69)
Balance at March 31, 2024	$2,739	$11	$2,750
________________________________
(1) Represents unrealized losses of $0.1 million, net of tax benefit of $0, for the three months ended March 31, 2025 and unrealized gains of $3.3 million, net of tax expense of $0.9 million, for the three months ended March 31, 2024.
(2) The effects on net income of amounts reclassified from accumulated other comprehensive income were as follows (in thousands):

Details about Accumulated Other Comprehensive Income Component	Three Months Ended March 31,		Affected Line Item in Statement of Operations
	2025	2024
Gains on marketable securities	$—	$3,395	Interest and other income, net
	—	3,395	Income before income taxes
	—	907	Provision for income taxes
	$—	$2,488	Net income
8.Income Taxes
For the three months ended March 31, 2025 and 2024, the Company calculated its year-to-date provision for income taxes by applying the estimated annual effective tax rate to the year-to-date profit from operations before income taxes and adjusts the provision for income taxes for discrete tax items recorded in the period. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income before income taxes and any significant permanent tax items. During the three months ended March 31, 2025, the Company recorded a provision for income taxes of $11.5 million, primarily driven by the Company's operating profit and equity compensation activity that occurred during the period. During the three months ended March 31, 2024, the Company recorded a provision for income taxes of $5.6 million, primarily driven by the Company's operating profit, partially offset by equity compensation activity that occurred during the period.
9. Acquisitions
On January 8, 2025, the Company completed its acquisition of Benefit Bump LLC, a comprehensive parental leave benefits navigation program for new and growing families. The acquisition enhances the Company's existing offerings, extending its ability to further serve the needs of families on their journey from pregnancy to early childhood and beyond. The transaction was for a purchase price of $10.5 million, including $2.5 million held in escrow for standard indemnifications and the satisfaction of certain conditions. The transaction was accounted for using the acquisition method resulting in tangible and intangible assets acquired and liabilities assumed, recorded at their estimated fair values as of the acquisition date. Any excess consideration over the fair value of the assets and liabilities assumed was recognized as goodwill and is subject to revision as the purchase price allocation is completed during the measurement period (up to one year from acquisition date). This acquisition did not have a material impact on the Company’s consolidated financial statements.
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
A reconciliation of net income and the number of shares in the calculation of basic and diluted net income per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31
	2025	2024
Basic net income per common share:
Numerator:
Net income	$15,059	$16,898

Denominator:
Weighted-average shares used in computing basic net income per share	85,499,153	96,484,657
Basic net income per share	$0.18	$0.18

Diluted net income per common share:
Numerator:
Net income	$15,059	$16,898

Denominator:
Weighted-average shares used in computing basic net income per share	85,499,153	96,484,657
Effect of dilutive securities
Options to purchase common stock	3,176,495	3,922,757
Shares issuable under ESPP	—	809
Warrants to purchase common stock	—	291,643
Restricted stock units	632,286	353,067
Total effect of dilutive securities	3,808,781	4,568,276
Weighted-average shares used in computing diluted net income per share	89,307,934	101,052,933
Diluted net income per share	$0.17	$0.17
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted income per share for the period presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	14,856,451	12,631,505
Shares issuable under ESPP	2,768	—
Restricted stock units	2,221,536	814,281
Total	17,080,755	13,445,786
11.     Segments
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

	Three Months Ended March 31,
	2025	2024
Revenue(1)	$324,038	$278,078
Less:
Cost of services	248,243	215,672
Sales and marketing	17,786	15,454
General and administrative	33,839	28,429
Interest and other income, net	(2,367)	(3,992)
Provision for income taxes	11,478	5,617
Net income	$15,059	$16,898

(1) Refer to footnote 3, for disaggregated revenue by service.

	March 31, 2025	December 31, 2024
Total Assets	$730,285	$607,102

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A. of this Quarterly Report on Form 10-Q.
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
Progyny is a leading benefits management company specializing in fertility, family building and women's health benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our current base of clients to over 530 with at least 1,000 covered lives. We currently have contracts to provide coverage to approximately 6.7 million employees and their covered dependents (known in our industry as covered lives, and to whom we refer to as our members). We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since we launched our fertility benefits solution, and our member satisfaction is evidenced by our most recent industry-leading Net Promoter Score, or NPS, of +79 for our fertility benefits solution and +84 for Progyny Rx, our integrated pharmacy benefits solution, as of December 31, 2024. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

Outcome	National Averages for All Provider Clinics	Progyny In-Network Provider Clinic Averages for All Patients	Progyny In-Network Provider Clinic Averages for Progyny Members Only(3)
Live birth rate per attempted retrieval(2)	34.9%	36.8%	46.7%
Single embryo transfer rate(1)	78.9%	80.8%	96.6%
Pregnancy rate per IVF transfer(1)	54.3%	55.6%	60.8%
Miscarriage rate(1)	18.2%	17.9%	14.4%
Live birth rate per transfer(2)	42.2%	43.2%	52.1%
IVF multiples rate(2)	5.5%	4.9%	2.1%
________________________________
(1)Calculated based on the Society for Assisted Reproductive Technology, or SART, 2021 National Summary Report, finalized in 2024.
(2)Calculated based on CDC, 2022 National Summary and Clinic Data Sets, published in 2024.
(3)Calculated based on the 12-month period ended December 31, 2023.
Revenue Model
Fertility Benefits Solution. Our fertility benefits solution includes providing members with access to effective and cost-efficient fertility treatments through our Smart Cycle plan design. Smart Cycles are proprietary treatment bundles designed by us to include those medical services available to our members through our selective network of high-quality fertility specialists. Medical services under our Smart Cycles include everything needed for a comprehensive fertility treatment cycle, including all necessary diagnostic testing and access to the latest technology (such as, in the case of in vitro fertilization, or IVF, preimplantation genetic testing). We currently offer 20 different Smart Cycle treatment bundles, which may be used in various combinations depending on the member’s need. Each Smart Cycle treatment bundle has a separate unit value (i.e., some have fractional values and some have whole values). Our clients contract to purchase a cumulative Smart Cycle unit value per eligible member. These can range from one to an unlimited unit value. Members, in consultation with their Progyny Care Advocates, or PCAs, can choose their preferred provider clinics within our network and utilize the specific Smart Cycle treatment bundles necessary for the treatment pathway they determine throughout their fertility journey.
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
Our Clients. We currently serve over 530 employers with at least 1,000 covered lives in the United States across more than 40 industries. Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 600,000 employees, represent approximately 6.7 million covered lives.
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
•Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% and 2% of our total revenue for the three months ended March 31, 2025 and 2024, respectively.
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
Member and Client Base. Our addressable market is primarily large self-insured employers, as well as labor populations under the Labor Management Relations Act of 1947 (also known as the Taft-Hartley Act) and federal government populations. There are approximately 8,000 employers in the United States who have a minimum of 1,000 employees, who together with Taft-Hartley labor populations and federal government populations, represent approximately 106 million potential covered lives in total. Our current member base of approximately 6.7 million covered lives under contract represents a mid-single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of March 31, 2025 and December 31, 2024, we served 532 and 473 clients, representing 6,712,000 and 6,472,000 members, respectively.
Importantly, as we have continued to grow, we have meaningfully diversified our client base across more than 40 different industries currently from just two industries when we launched our fertility benefits solution in 2016. We are expanding our client base within each industry and have an industry-specific strategy that enables us to most effectively target our addressable market. Because our clients within an industry compete with each other for employees, we believe our solutions are increasingly viewed as an important way for them to differentiate from, or remain competitive with, one another. Additionally, we believe that our expanding presence has resulted in a heightened awareness of the need to offer fertility benefits and has informed the market of the value we provide to our clients and our members, which we believe also helps facilitate growth. In addition, we are continuously utilizing our established client relationships to evaluate other potential fertility solutions that could benefit our members and simultaneously drive growth. Our ability to attract new clients will depend on a number of factors, including the effectiveness and pricing of our solutions, offerings of our competitors, the effectiveness of our marketing efforts to drive awareness and the demand for fertility benefits solutions overall. We define a client as an organization for which we have an active contract in the period indicated. We count each organization we contract with as a single client, including divisions, segments or subsidiaries of larger organizations to the extent we contract separately with them.

	As of March 31,		As of December 31,
	2025		2024
Client Tier (Members)	Clients	Members	Clients	Members
Up to 2,500	143	290,000	130	261,000
2,501 - 10,000	247	1,281,000	222	1,151,000
10,001 - 50,000	116	2,265,000	98	1,935,000
Greater than 50,000	26	2,876,000	23	3,125,000
Total	532	6,712,000	473	6,472,000
Benefits Utilization. A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 0.1 million members in 2016 when we launched our fertility benefits solution to approximately 6.7 million members as of March 31, 2025.

The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
Assisted Reproductive Treatment (ART) Cycles(1)	16,160	14,802
Utilization - All Members(2)	0.54%	0.53%
Utilization - Female Only(2)	0.46%	0.46%
Average Members (3)	6,695,000	6,350,000
________________________________
(1)Represents the number of ART cycles performed, including IVF with a fresh embryo transfer, IVF freeze all cycles/embryo banking, frozen embryo transfers, and egg freezing. Includes ART cycles performed in 2025 under the extended transition of care agreement with the large client who did not renew its services agreement.
(2)Represents the member utilization rate for all fertility and family building services, including, but not limited to, ART cycles, initial consultations, IUIs, and genetic testing. The utilization rate for all members includes all unique members (female and male) who utilize the benefit during that period, while the utilization rate for female only includes only unique females who utilize the benefit during that period. For purposes of calculating utilization rates in any given period, the results reflect the number of unique members utilizing the benefit for that period. Individual periods cannot be combined as member treatments may span multiple periods. Utilization for 2025 excludes activity under the extended transition of care agreement with the large client who did not renew its services agreement, as only members meeting certain criteria were eligible to use the benefit.
(3)Includes approximately 300,000 members from a single client who are not reflected in utilization as a result of the client's chosen benefit design. 2025 excludes the limited number of members who were eligible to use the benefit under the extended transition of care agreement with the large client who did not renew its services agreement.
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
Gross Profit and Gross Margin
Gross profit is total revenue less total cost of services. Gross margin is gross profit expressed as a percentage of total revenue. We expect that gross profit and gross margin will continue to be affected by various factors, including the geographic location where treatments are performed, as well as pricing with each of our clients, provider clinics, labs, specialty pharmacies and pharmaceutical companies, all of which are negotiated separately, have different contracting start and end dates and durations, which are not coterminous with each other. Additionally, staffing levels and the related personnel costs, including stock-based compensation expense, and other costs necessary to deliver our care management services will continue to grow as we continue to add clients and their associated members.

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

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$324,038	$278,078
Cost of services(1)	248,243	215,672
Gross profit	75,795	62,406
Operating expenses:
Sales and marketing(1)	17,786	15,454
General and administrative(1)	33,839	28,429
Total operating expenses	51,625	43,883
Income from operations	24,170	18,523
Interest and other income, net	2,367	3,992
Income before income taxes	26,537	22,515
Provision for income taxes	11,478	5,617
Net income	$15,059	$16,898
Adjusted EBITDA(2)	$57,790	$50,291
_______________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
Cost of services	$9,398	$9,033
Sales and marketing	7,875	7,503
General and administrative	15,239	14,516
Total stock‑based compensation expense	$32,512	$31,052
(2) Adjusted EBITDA is a non-GAAP financial measure that we define as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, interest and other income, net, and provision for income taxes. See “Management’s Discussion and Analysis of Financial Condition and Result of Operations – Non-GAAP Financial Measure – Adjusted EBITDA" below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable measure calculated in accordance with U.S. GAAP.

	Three Months Ended March 31,
	2025	2024
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100.0%	100.0%
Cost of services	76.6%	77.6%
Gross profit	23.4%	22.4%
Operating expenses:
Sales and marketing	5.5%	5.6%
General and administrative	10.4%	10.2%
Total operating expenses	15.9%	15.8%
Income from operations	7.5%	6.7%
Interest and other income, net	0.7%	1.4%
Income before income taxes	8.2%	8.1%
Provision for income taxes	3.5%	2.0%
Net income	4.6%	6.1%
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
We calculate Adjusted EBITDA as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, interest and other income, net, and provision for income taxes. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with U.S. GAAP, for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net income	$15,059	$16,898
Add:
Depreciation and amortization	1,108	716
Stock‑based compensation expense	32,512	31,052
Interest and other income, net	(2,367)	(3,992)
Provision for income taxes	11,478	5,617
Adjusted EBITDA	$57,790	$50,291
Comparison of Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,
	2025	2024	% Change

	(dollars in thousands)
Revenue	$324,038	$278,078	17%
Revenue increased by $46.0 million, or 17%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase is primarily due to a $36.7 million, or 22%, increase in revenue from our fertility benefits solution and a $9.3 million, or 9%, increase in revenue from our Progyny Rx solution. The increases in revenue from our fertility benefits solution and our Progyny Rx solution were primarily due to the increase in the number of clients and covered lives.
Cost of Services

	Three Months Ended March 31,
	2025	2024	% Change

	(dollars in thousands)
Cost of services	$248,243	$215,672	15%
Cost of services increased by $32.6 million, or 15%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatment delivered. This increase in cost of services was also attributable to an increase in personnel-related costs primarily due to incremental headcount as well as a $0.4 million increase in stock-based compensation expense.
Gross Profit and Gross Margin

	Three Months Ended March 31,
	2025	2024	% Change

	(dollars in thousands)
Gross profit	$75,795	$62,406	21%
Gross margin	23.4%	22.4%
Gross profit increased by $13.4 million, or 21%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Gross margin increased 100 basis points for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to ongoing efficiencies realized in the delivery of our care management services.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended March 31,
	2025	2024	% Change

	(dollars in thousands)
Sales and marketing	$17,786	$15,454	15%
Sales and marketing expense increased by $2.3 million, or 15%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to a $1.8 million increase in personnel-related costs attributable to incremental head count as well as a $0.4 million increase in stock-based compensation expense, and a $0.5 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Three Months Ended March 31,
	2025	2024	% Change

	(dollars in thousands)
General and administrative	$33,839	$28,429	19%
General and administrative expense increased by $5.4 million, or 19%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to a $2.6 million increase in personnel-related costs attributable to incremental head count as well as a $0.7 million increase in stock-based compensation expense, an increase of $0.9 million in bad debt expense, and a $1.9 million increase in other related general and administrative expenses.
Interest and Other Income, Net

	Three Months Ended March 31,
	2025	2024	% Change

	(dollars in thousands)
Interest and other income, net	$2,367	$3,992	(41)%
Interest and other income, net decreased by $1.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a decrease in investment income.
Provision for Income Taxes

	Three Months Ended March 31,
	2025	2024	% Change

	(dollars in thousands)
Provision for income taxes	$11,478	$5,617	104%
For the three months ended March 31, 2025, we recorded a provision for income taxes of $11.5 million, as compared to a provision for income taxes of $5.6 million for the three months ended March 31, 2024, primarily due to higher operating profit as well as a decrease in tax benefits for equity compensation, including discrete tax benefits, in the current year period.

Liquidity and Capital Resources
As of March 31, 2025, we had $109.2 million of cash and cash equivalents and $146.9 million of marketable securities. We have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.
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
The following table summarizes our cash flows from operations for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cash provided by operating activities	$49,808	$25,732
Cash (used in) provided by investing activities	(94,610)	19,344
Cash used in financing activities	(3,288)	(27,411)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	15	(2)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(48,075)	$17,663
Operating Activities
Net cash provided by operating activities was $49.8 million for the three months ended March 31, 2025, primarily consisting of net income of $15.1 million adjusted for certain items, which includes $32.5 million of stock-based compensation expense, $5.7 million of bad debt expense, $1.1 million of depreciation and amortization, $1.1 million of net accretion of discounts on marketable securities, and $0.1 million of loss on disposal of property and equipment. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $69.7 million, prepaid expenses and other current assets of $2.4 million, and other noncurrent assets and liabilities of $0.7 million, partially offset by cash provided by operating activities from increases in accounts payable of $49.6 million and accrued expenses and other current liabilities of $17.5 million. These changes were a result of the impact of revenue growth and our operating results as well as the timing of cash collections and payments to third parties, including $0.4 million of cash paid for income taxes, net of refunds received for the period ended March 31, 2025.
Net cash provided by operating activities was $25.7 million for the three months ended March 31, 2024, primarily consisting of net income of $16.9 million adjusted for certain items, which include $31.1 million of stock-based compensation expense, $4.8 million of bad debt expense, $3.4 million of net accretion of discounts on marketable securities, $2.9 million of deferred tax expense, $0.7 million of depreciation and amortization, and $0.2 million of non-cash interest income. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $60.1 million, partially offset by cash provided by operating activities from increases in accrued expenses and other current liabilities of $13.0 million, accounts payable of $4.8 million, and other noncurrent assets and liabilities of $0.1 million and decreases in prepaid expenses and other current assets of $15.2 million. These changes were a result of the impact of revenue growth and our operating results as well as the timing of cash collections and payments to third parties.
Investing Activities
Net cash used in investing activities was $94.6 million for the three months ended March 31, 2025 which primarily consisted of net investments in marketable securities of $82.4 million and $9.3 million of cash used in a business acquisition, net of cash acquired. The remainder of the activity consisted of purchases of computers, software, including capitalized software development costs, and furniture and fixtures. For the three months ended March 31, 2024, net cash provided by investing activities was $19.3 million which primarily consisted of net investments from marketable securities of $20.2 million. The remainder of the activity consisted of purchases of computers, software, including capitalized software development costs, and leasehold improvements. Our capital investments, including investments in technology and the development of software, are expected to increase over the next 12 months as we continue to invest in our benefits offerings and growth strategy.
Financing Activities
Net cash used in financing activities was $3.3 million for the three months ended March 31, 2025, consisting of payments of $3.6 million for employee taxes related to equity awards, partially offset by $0.3 million in proceeds from contributions to our employee stock purchase plan.
Net cash used in financing activities was $27.4 million for the three months ended March 31, 2024, consisting of repurchases of $23.8 million of common stock under the share repurchase programs and payments of $5.0 million for employee taxes related to equity awards, partially offset by $1.0 million in proceeds from stock option exercises and $0.4 million in proceeds from contributions to our employee stock purchase plan.
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
In February 2022, we entered into a lease agreement for leases commencing in February 2023 and March 2025 for additional space in our corporate offices in New York, New York, consisting of a 24,099 square foot office and a 21,262 square foot office, respectively. The lease agreement also provides for continued occupancy of the 25,212 square foot office after the expiration of the current sublease. For the 24,099 square foot office, we pay the base rent of approximately $1.4 million per year through the end of the fifth year and approximately $1.5 million per year thereafter through April 2036, the expiration date. For the 21,262 square foot office, we will pay the base rent of approximately $1.3 million per year starting in the April 2026 through the end of the fifth year and approximately $1.4 million per year thereafter through the April 2036, the expiration date. For our current 25,212 square foot office, we will pay the base rent of approximately $1.6 million per year beginning in June 2029 through the April 2036, the expiration date.
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
At March 31, 2025, we had cash and cash equivalents of $109.2 million and marketable securities of $146.9 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have provided, and may continue to provide, guidance about our business and future results of operations. On May 8, 2025, we issued guidance for the second quarter of 2025 and full year 2025. Our guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given and may be revised at a later time, solely in our discretion, as we learn more information. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In developing guidance, our management must make certain assumptions and judgments about, among other things, our business strategy, plans, and goals; expectations concerning our market position and future operations; and other financial and operating information, as well as the impact of events beyond our control, such as macroeconomic conditions, shortages of fertility medications or trends in utilization or consumption, that are inherently difficult to predict. While the guidance may be presented with numerical specificity, it is necessarily speculative in nature. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or consensus due to a number of factors, many of which are outside of our control and which could adversely affect our business and future results of operations. In addition, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of our future results of operations fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
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
We currently have contracts to serve over 530 employers with at least 1,000 covered lives in the United States across more than 40 industries. For the three months ended March 31, 2025, no client accounted for more than 10% of our total revenue. For the three months ended March 31, 2024, one of our clients accounted for 11% of our total revenue (the “Client”). In the third quarter of 2024, we were notified that the Client elected to exercise a 90-day option to terminate its services agreement, effective as of January 1, 2025.

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

We may not be able to utilize a portion of our net operating loss carryforwards, which could adversely affect our profitability.

Under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Future issuances of our stock could cause an “ownership change.” Any future ownership change, which could be outside of our control, could affect the use of our net operating loss carryforwards or other tax attributes existing at the time of the ownership change, which could adversely affect our profitability.

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

Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting principles or interpretations, including the adoption of new or revised accounting principles, may require us to make changes to our systems, processes and controls, which could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations, retroactively affect previously reported results or require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards. See Note 2 – Significant Accounting Policies included in the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q for additional information on recently issued but not yet adopted accounting standards.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” of this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. We believe that the assumptions and estimates associated with our accrued receivables related to revenue recognition, accrued claims payable, stock-based compensation expense, and accounting for income taxes have the greatest potential impact on our consolidated financial statements, and therefore, we consider these to be our critical accounting policies and estimates. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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

If we fail to maintain an efficient pharmacy distribution network or if there is a disruption to our network of specialty pharmacies or their supply chains or business economics, our business, financial condition and results of operations could suffer.

The timely delivery of fertility medication is essential for fertility treatments. If medication is delivered late or becomes unavailable, it may result in postponement of a member’s treatment cycle and member dissatisfaction with our solutions. We believe that our ability to continue to maintain and grow the adoption of Progyny Rx by our clients is highly dependent on our success in maintaining an efficient pharmacy distribution network and our on-time delivery record. The specialty pharmacies in our network could refuse to contract with us, demand higher drug pricing or take other actions in response to industry actions that could result in higher medical costs or less attractive services for our members thereby limiting our commercial opportunities.

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

We maintain contractual relationships with select pharmacy program partners, which provide us access to limited distribution specialty pharmaceutical rebates for drugs we purchase. While we have contractual relationships with such pharmacy program partners, they in turn often negotiate complex, multi-national and multi-party pricing structures with other industry participants, and we have no control over the policies and strategies utilized in negotiating these pricing structures. Such structures may set or significantly impact market prices for prescription drugs that we purchase and the associated rebates for such drugs. Pharmacy program partners generally direct medication pricing by setting medication list prices and offering rebates and/or discounts for their medications. Various market considerations, such as the number of competitor medications, the availability of fertility medications and alternative treatment options, negotiated rates among industry participants, cost to import, and distribution of materials and finished products, impact the list prices for medications. Our ability to obtain and maintain specialty pharmaceutical rebates, our relative bargaining power, the value of any such rebates and our ability to generate revenue are directly affected by the pricing structures in place among the various industry participants, and changes in medication pricing and in the general pricing structures, whether due to regulatory requirements, competitive pressures or otherwise, could have an adverse effect on our business, financial condition and results of operations. Further, the consolidation of pharmaceutical manufacturers, shortages of drugs provided by such manufacturers, the termination or material alteration of our contractual relationships, or our failure to renew such contracts on favorable terms could also have a material adverse effect on our business and results of operations.

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

We are unable to predict how new legislation, regulation, judicial action or executive action will ultimately impact the healthcare industry at large or our business and our relationships with existing and future clients, insurance carriers, and healthcare providers in particular. We also cannot predict the timing or impact of any future rule making, court decisions or other changes in law. If we are unable to comply with new laws and regulations or provide adequate assistance to our clients who may be subject to such laws or regulations, or if such changes impact our current business model and operations, we may be exposed to litigation or other government action and our business, financial condition and results of operations may be adversely impacted.

In addition, failure to comply with laws, regulations or other requirements could adversely affect demand for our solutions and force us to expend significant capital, research and development and other resources to address such failure. Even an unsuccessful challenge by regulatory, judicial and other authorities or parties could be expensive and time-consuming; could result in loss of business, exposure to negative publicity, and injury to our reputation; and could adversely affect our ability to retain and attract clients. If we fail to comply with applicable laws, regulations and other requirements, including, but not limited to the following, our business, financial condition and results of operations could be adversely affected and require significant investment to address, which may be costly. For more information on regulations affecting our business, see “Business—Government Regulation” in Part I, Item 1. Business of our Annual Report on Form 10-K.

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

PBM operations and business models are highly regulated and subject to frequently changing laws, regulations, government enforcement priorities, negative publicity, industry standards and other requirements. Recently, there have been a number of reform efforts focused on PBM regulation, program pricing, and transparency, from both federal and state legislatures and agencies, including, but not limited to, disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers or pharmacy program partners, rules governing contractual provisions between PBMs and their contracted payers and/or pharmacies, and registration or licensing of PBMs. If adopted, these proposals could affect our business by further restricting PBM practices critical to maintaining current levels of profitability or could impact our ability to meet future financial forecasts. For example, recently, the U.S. Senate and House of Representatives proposed a number of bills that would, among other things, require PBMs to submit information on their costs, fees and rebates; require 100% of the rebates to be passed on to consumers; and/or impose rebates on manufacturers that choose to increase their drug prices at a rate that exceeds the inflation rate. In July 2024, the FTC released its interim staff report on PBMs and the impact of PBM rebates and fees on patients and payers. In September 2024, the FTC filed actions against certain PBMs related to their rebate practices.

The Supreme Court’s decision in Rutledge v. Pharm. Care Mgmt. Ass’n in December 2020 held that an Arkansas state law requiring PBMs to reimburse pharmacies at a price equal to or greater than the price pharmacies pay in purchasing medications from a wholesaler was not preempted by ERISA. The Supreme Court’s ruling solidifies the legality of state-level legislation regulating PBMs. New legislation aimed at controlling prescription drug costs and providing pricing transparency and regulatory oversight of PBMs has been enacted. At least 33 states have adopted some form of PBM oversight legislation. In certain states, PBMs are required to file transparency reports or otherwise disclose contractual arrangements with health plans or health insurance issuers and regulators have begun to conduct audits of PBM operations.

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
In the first quarter of 2025, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (in thousands)

January 1, 2025 through January 31, 2025	28,532	$18.65	—	$—
February 1, 2025 through February 28, 2025	35,881	22.58	—	—
March 1, 2025 through March 31, 2025	98,111	21.99	—	—
Total shares repurchased	162,524	$21.54	—	$—
(1)Includes shares withheld on net settlements of restricted stock units that vested under our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
a.None.
b.None.
c.On March 31, 2025, Peter Anevski, our Chief Executive Officer, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Anevski’s trading plan is for the sale of up to 1,244,220 shares of the Company’s common stock in amounts and prices determined in accordance with a formula set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or June 30, 2026.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Progyny, Inc. Executive Severance Plan.					*
10.2	Form of PSU award agreement.					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_____________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Progyny, Inc. (Registrant)

Date: May 9, 2025	By:	/s/ Peter Anevski
Peter Anevski
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Mark Livingston
Mark Livingston
Chief Financial Officer (Principal Financial and Accounting Officer)