Form 10-Q
period 2025-06-30
Progyny, Inc.
filed 2025-08-08
CIK 1551306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, the registrant had 85,982,409 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROGYNY, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$132,506	$162,314
Marketable securities	172,586	65,640
Accounts receivable, net of $54,452 and $56,355 of allowance at June 30, 2025 and December 31, 2024, respectively	271,853	235,324
Prepaid expenses and other current assets	17,457	9,443
Total current assets	594,402	472,721
Property and equipment, net	19,943	12,383
Operating lease right-of-use assets	26,423	17,251
Goodwill	19,963	15,534
Intangible assets, net	6,644	1,303
Deferred tax assets	84,942	84,933
Other noncurrent assets	8,633	2,977
Total assets	$760,950	$607,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$140,517	$95,097
Accrued expenses and other current liabilities	79,906	73,530
Total current liabilities	220,423	168,627
Operating lease noncurrent liabilities	25,505	16,413
Total liabilities	245,928	185,040
Commitments and Contingencies (Note 6)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; at June 30, 2025 and December 31, 2024, respectively; 98,309,704 and 97,692,891 shares issued; 85,927,511 and 85,310,698 outstanding at June 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	642,206	581,596
Treasury stock, at cost, $0.0001 par value; 12,998,173 and 12,998,173 shares at June 30, 2025 and December 31, 2024, respectively	(303,889)	(303,889)
Accumulated earnings	176,478	144,307
Accumulated other comprehensive income	218	39
Total stockholders’ equity	515,022	422,062
Total liabilities and stockholders’ equity	$760,950	$607,102
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$332,874	$304,087	$656,912	$582,165
Cost of services	253,901	235,806	502,144	451,478
Gross profit	78,973	68,281	154,768	130,687
Operating expenses:
Sales and marketing	18,405	16,421	36,191	31,875
General and administrative	36,210	31,173	70,049	59,602
Total operating expenses	54,615	47,594	106,240	91,477
Income from operations	24,358	20,687	48,528	39,210
Interest and other income, net	2,719	4,380	5,086	8,372
Income before income taxes	27,077	25,067	53,614	47,582
Provision for income taxes	9,965	8,582	21,443	14,199
Net income	$17,112	$16,485	$32,171	$33,383
Net income per share:
Basic	$0.20	$0.18	$0.38	$0.35
Diluted	$0.19	$0.17	$0.36	$0.34
Weighted-average shares used in computing net income per share:
Basic	85,766,254	93,868,409	85,644,091	95,160,085
Diluted	89,638,677	97,839,576	89,507,906	99,456,335
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statement of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$17,112	$16,485	$32,171	$33,383
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on marketable securities before reclassifications	(17)	1,915	(67)	4,313
Reclassification of gains on the sale of marketable securities into net income	—	(2,630)	—	(5,118)
Net change on unrealized gains on marketable securities	(17)	(715)	(67)	(805)
Foreign currency translation gain (loss)	125	(10)	246	11
Total other comprehensive income (loss), net of tax	108	(725)	179	(794)
Total comprehensive income	$17,220	$15,760	$32,350	$32,589

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount

For the three months ended June 30, 2025:
Balance at March 31, 2025	85,669,824	$9	$(303,889)	$611,563	$159,366	$110	$467,159
Issuance of employee equity awards, net of shares withheld	257,687	0	—	(2,430)	—	—	(2,430)
Stock-based compensation	—	—	—	33,073	—	—	33,073
Other comprehensive income, net of tax	—	—	—	—	—	108	108
Net income	—	—	—	—	17,112	—	17,112
Balance at June 30, 2025	85,927,511	$9	$(303,889)	$642,206	$176,478	$218	$515,022

For the three months ended June 30, 2024:
Balance at March 31, 2024	96,115,816	$9	$(27,367)	$489,343	$106,869	$2,750	$571,604
Issuance of employee equity awards, net of shares withheld	188,725	0	—	(2,992)	—	—	(2,992)
Stock-based compensation	—	—	—	33,319	—	—	33,319
Repurchase of common stock	(5,593,128)	—	(161,498)	—	—	—	(161,498)
Other comprehensive loss, net of tax	—	—	—	—	—	(725)	(725)
Net income	—	—	—	—	16,485	—	16,485
Balance at June 30, 2024	90,711,413	$9	$(188,865)	$519,670	$123,354	$2,025	$456,193

For the six months ended June 30, 2025:
Balance at December 31, 2024	85,310,698	$9	$(303,889)	$581,596	$144,307	$39	$422,062
Issuance of employee equity awards, net of shares withheld	616,813	0	—	(5,475)	—	—	(5,475)
Stock-based compensation	—	—	—	66,085	—	—	66,085
Other comprehensive income, net of tax	—	—	—	—	—	179	179
Net income	—	—	—	—	32,171	—	32,171
Balance at June 30, 2025	85,927,511	$9	$(303,889)	$642,206	$176,478	$218	$515,022

For the six months ended June 30, 2024:
Balance at December 31, 2023	96,348,522	$9	$(1,009)	$461,639	$89,971	$2,819	$553,429
Issuance of employee equity awards, net of shares withheld	679,596	0	—	(6,494)	—	—	(6,494)
Stock-based compensation	—	—	—	64,525	—	—	64,525
Repurchase of common stock	(6,316,705)	—	(187,856)	—	—	—	(187,856)
Other comprehensive loss, net of tax	—	—	—	—	—	(794)	(794)
Net income	—	—	—	—	33,383	—	33,383
Balance at June 30, 2024	90,711,413	$9	$(188,865)	$519,670	$123,354	$2,025	$456,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$32,171	$33,383
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	23	5,522
Non-cash interest income	—	(77)
Depreciation and amortization	2,313	1,470
Loss on disposal of property and equipment	79	—
Stock-based compensation expense	64,895	64,088
Bad debt expense	11,017	9,572
Net accretion of discounts on marketable securities	27	(6,987)
Foreign currency exchange rate loss	—	30
Changes in operating assets and liabilities:
Accounts receivable	(47,166)	(61,496)
Prepaid expenses and other current assets	(7,946)	1,279
Accounts payable	45,207	26,396
Accrued expenses and other current liabilities	5,852	8,860
Other noncurrent assets and liabilities	(1,154)	386
Net cash provided by operating activities	105,318	82,426

INVESTING ACTIVITIES
Purchase of property and equipment, net	(8,112)	(1,716)
Purchase of marketable securities	(200,088)	(158,639)
Sale of marketable securities	93,015	271,099
Acquisition of business, net of cash acquired	(9,340)	(5,304)
Net cash (used in) provided by investing activities	(124,525)	105,440

FINANCING ACTIVITIES
Repurchase of common stock	—	(183,723)
Proceeds from exercise of stock options	18	988
Payment of employee taxes related to equity awards	(6,195)	(8,172)
Proceeds from contributions to employee stock purchase plan	560	707
Net cash used in financing activities	(5,617)	(190,200)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	52	(2)
Net decrease in cash, cash equivalents, and restricted cash	(24,772)	(2,336)
Cash, cash equivalents, and restricted cash, beginning of period	162,314	97,296
Cash, cash equivalents, and restricted cash, end of period	$137,542	$94,960

Cash and cash equivalents	$132,506	$94,960
Restricted cash included within noncurrent assets	5,036	—
Total cash, cash equivalents, and restricted cash	$137,542	$94,960

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$24,342	$17,317
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$468	$158

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
Basis of Presentation
The accompanying interim unaudited consolidated financial statements include the accounts of Progyny, Inc. and its wholly owned subsidiaries. The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial position as of June 30, 2025, the results of the Company's operations for the three and six months ended June 30, 2025 and 2024 and the results of the Company's cash flows for the six months ended June 30, 2025 and 2024. Therefore, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025 (the “Annual Report on Form 10-K”).

The results for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results expected for the year ending December 31, 2025 or any other future period. The Company will continue to assess these potential impacts to its business and will make adjustments to its operations as necessary.
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
The Company does not disclose the transaction price allocated to remaining performance obligations because all of the transaction price is variable and is allocated to the distinct periods to which the services relate, as discussed above. The remaining contract term is typically less than one year, due to the client’s contractual termination options. There were no material contract asset or contract liability balances as of June 30, 2025 and December 31, 2024.
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
As of June 30, 2025 and December 31, 2024, accrued receivables were $61.0 million and $45.6 million, respectively. Accrued receivables are included within accounts receivable in the consolidated balance sheet.
Accrued claims payable of $38.1 million and $32.1 million as of June 30, 2025 and December 31, 2024, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms.
As of June 30, 2025 and December 31, 2024, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $49.2 million and $47.0 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the consolidated balance sheet.
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

Six Months Ended June 30, 2025	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$56,355	$11,017	$(12,920)	$54,452

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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment in ASU 2025-05 provides entities with a practical expedient to simplify the estimation of expected credit losses by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. The new standard will be effective for the Company for the fiscal year, including interim periods, beginning January 1, 2026. Early adoption is permitted and this amendment is applied prospectively. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.
3.Revenue
Disaggregated revenue
The following table disaggregates revenue by service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Fertility benefits services revenue	$213,943	$193,563	$420,348	$363,332
Pharmacy benefits services revenue	118,931	110,524	236,564	218,833
Total revenue	$332,874	$304,087	$656,912	$582,165

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
As of June 30, 2025 and December 31, 2024, the Company had $135.8 million and $167.7 million, respectively, in financial assets held in money market accounts and $172.6 million and $65.6 million, respectively, held in marketable securities, including U.S. treasury bills. All were classified as Level 1 in the fair value hierarchy. The Company measured these assets at fair value. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. For the three months ended June 30, 2025 and 2024, interest income on cash, cash equivalents, restricted cash, and marketable securities, including the accretion of discounts on investments, was $2.4 million and $0.8 million, respectively. For the six months ended June 30, 2025 and 2024, interest income on cash, cash equivalents, restricted cash, and marketable securities, including the accretion of discounts on investments, was $4.7 million and $1.4 million, respectively.
As of June 30, 2025 and December 31, 2024, the Company did not maintain any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.
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
The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for the three months ended June 30, 2025 and 2024 was $1.0 million and $0.7 million, respectively. For the six months ended June 30, 2025 and 2024, lease expense was $1.8 million and $1.3 million, respectively.
Cash outflows from operating activities attributable to the operating leases for the six months ended June 30, 2025 and 2024 was $1.5 million and $0.9 million, respectively.

Information related to the Company's leases is as follows (in thousands):

	Balance Sheet Location	June 30, 2025	December 31, 2024
Operating Leases
Right-of-use asset	Operating lease right-of-use assets	$26,423	$17,251
Short-term lease liabilities	Accrued expenses and other current liabilities	$3,124	$2,859
Long-term lease liabilities	Operating lease noncurrent liabilities	$25,505	$16,413

Other Information
Weighted-average remaining lease term, operating lease		9.4 years	8.9 years
Weighted-average discount rate, operating lease		4.87%	4.61%
Future minimum facility lease payments related to the Company's operating lease liabilities as of June 30, 2025 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments as of June 30, 2025
2025	$1,526
2026	3,935
2027	4,379
2028	4,358
2029	3,565
Thereafter	18,430
Total undiscounted lease payments	$36,193
Less: imputed interest	7,564
Present value of lease liabilities	$28,629
Less: current portion of operating lease liabilities	3,124
Operating lease noncurrent liabilities	$25,505
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

7.Stockholders’ Equity
Share Repurchase Program
In February 2024, the Company’s Board of Directors authorized a share repurchase program of up to $100 million in shares of common stock (the “February Share Repurchase Program”). In May 2024, the Company's Board of Directors authorized an additional share repurchase program of up to $100 million in shares of common stock (the “May Share Repurchase Program”). In August 2024, the Company's Board of Directors authorized an additional share repurchase program of up to $100 million in shares of common stock (the “August Share Repurchase Program,” and together with the February Share Repurchase Program and the May Share Repurchase Program, the ("2024 Share Repurchase Programs"). During the six months ended June 30, 2024, the Company repurchased a total of 6,316,705 shares of common stock under the 2024 Share Repurchase Programs for a total cost of $187.9 million, inclusive of excise taxes and trading fees, for an average price per share of $29.45. For the year ended December 31, 2024, the Company repurchased a total of 12,382,193 shares of common stock under the 2024 Share Repurchase Programs.
As of the year ended December 31, 2024, the 2024 Share Repurchase Programs were completed, and no amounts remained available for repurchase under the programs.
Stock-based Compensation Expense
The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of services	$9,542	$9,448	$18,940	$18,481
Sales and marketing	8,184	7,911	16,059	15,414
General and administrative	14,657	15,677	29,896	30,193
Total stock-based compensation expense	$32,383	$33,036	$64,895	$64,088

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following (in thousands):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total
Balance at beginning of period	$(32)	$142	$110	$2,739	$11	$2,750
Other comprehensive (loss) income before reclassifications, net of tax(1)	(17)	125	108	1,915	(10)	1,905
Amounts reclassified from accumulated other comprehensive income, net of tax(3)	—	—	—	(2,630)	—	(2,630)
Net current period other comprehensive (loss) income	(17)	125	108	(715)	(10)	(725)
Balance at end of period	$(49)	$267	$218	$2,024	$1	$2,025

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total
Balance at beginning of period	$18	$21	$39	$2,829	$(10)	$2,819
Other comprehensive income before reclassifications, net of tax(2)	(67)	246	179	4,313	11	4,324
Amounts reclassified from accumulated other comprehensive income, net of tax(3)	—	—	—	(5,118)	—	(5,118)
Net current period other comprehensive (loss) income	(67)	246	179	(805)	11	(794)
Balance at end of period	$(49)	$267	$218	$2,024	$1	$2,025
________________________________
(1) Represents unrealized losses of $0.0 million, net of tax benefit of $0, for the three months ended June 30, 2025 and unrealized gains of $2.6 million, net of tax expense of $0.7 million, for the three months ended June 30, 2024.
(2) Represents unrealized losses of $0.1 million, net of tax benefit of $0, for the six months ended June 30, 2025 and unrealized gains of $5.9 million, net of tax expense of $1.6 million, for the six months ended June 30, 2024.
(3) The effects on net income of amounts reclassified from accumulated other comprehensive income were as follows (in thousands):

Details about Accumulated Other Comprehensive Income Component	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in Statement of Operations
	2025	2024	2025	2024
Gains on marketable securities	$—	$3,593	$—	$6,988	Interest and other income, net
	—	3,593	—	6,988	Income before income taxes
	—	963	—	1,870	Provision for income taxes
	$—	$2,630	$—	$5,118	Net income
8.Income Taxes
For the six months ended June 30, 2025 and 2024, the Company calculated its year-to-date provision for income taxes by applying the estimated annual effective tax rate to the year-to-date profit from operations before income taxes and adjusts the provision for income taxes for discrete tax items recorded in the period. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income before income taxes and any significant permanent tax items. During the six months ended June 30, 2025, the Company recorded a provision for income taxes of $21.4 million, primarily driven by the Company's operating profit and equity compensation activity that occurred during the period. During the six months ended June 30, 2024, the Company recorded a provision for income taxes of $14.2 million, primarily driven by the Company's operating profit, partially offset by equity compensation activity that occurred during the period.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA includes various changes to U.S. federal income tax law, including extensions of several expiring provisions from the Tax Cuts and Jobs Act of 2017. The OBBBA has multiple effective dates, with certain provisions effective in 2025. The Company is currently evaluating the impact the new law will have on its consolidated financial statements and will recognize any income tax effects beginning in the third quarter of 2025, which is the period the OBBBA was signed into law.
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

A reconciliation of net income and the number of shares in the calculation of basic and diluted net income per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30,
	2025	2024	2025	2024
Basic net income per common share:
Numerator:
Net income	$17,112	$16,485	$32,171	$33,383

Denominator:
Weighted-average shares used in computing basic net income per share	85,766,254	93,868,409	85,644,091	95,160,085
Basic net income per share	$0.20	$0.18	$0.38	$0.35

Diluted net income per common share:
Numerator:
Net income	$17,112	$16,485	$32,171	$33,383

Denominator:
Weighted-average shares used in computing basic net income per share	85,766,254	93,868,409	85,644,091	95,160,085
Effect of dilutive securities
Options to purchase common stock	3,174,843	3,558,853	3,173,687	3,748,342
Shares issuable under ESPP	1,384	3,040	—	4,523
Warrants to purchase common stock	—	288,081	—	290,035
Restricted stock units	696,196	121,193	690,128	253,350
Total effect of dilutive securities	3,872,423	3,971,167	3,863,815	4,296,250
Weighted-average shares used in computing diluted net income per share	89,638,677	97,839,576	89,507,906	99,456,335
Diluted net income per share	$0.19	$0.17	$0.36	$0.34

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted income per share for the period presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	15,199,884	13,667,019	15,207,450	13,111,238
Shares issuable under ESPP	—	—	933	—
Restricted stock units	1,759,928	2,442,920	1,810,438	1,558,562
Total	16,959,812	16,109,939	17,018,821	14,669,800

11.Segments
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue(1)	$332,874	$304,087	$656,912	$582,165
Less:
Cost of services	253,901	235,806	502,144	451,478
Sales and marketing	18,405	16,421	36,191	31,875
General and administrative	36,210	31,173	70,049	59,602
Interest and other income, net	(2,719)	(4,380)	(5,086)	(8,372)
Provision for income taxes	9,965	8,582	21,443	14,199
Net income	$17,112	$16,485	$32,171	$33,383

(1) Refer to footnote 3, for disaggregated revenue by service.

	June 30, 2025	December 31, 2024
Total Assets	$760,950	$607,102

12.Subsequent Events
On July 1, 2025, the Company entered into a revolving credit facility (the “Facility”) pursuant to a Credit Agreement (the “Credit Agreement”) with the lenders and issuing banks, party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, and swingline lender. The Credit Agreement makes available to the Company a maximum aggregate amount of $200 million, subject to customary borrowing conditions, until maturity on July 1, 2030. Interest on the borrowings under the Credit Agreement accrues, at a variable rate, based on, at the Company’s option (i) adjusted Secured Overnight Financing Rate (“SOFR”), or (ii) the alternate base rate, plus, in each case, an applicable margin. The applicable margin is determined by reference to the Company’s total leverage ratio, as specified in the Credit Agreement. Interest is payable on each Interest Payment Date, as specified in the Credit Agreement. Borrowings under the Credit Agreement may be repaid or reborrowed at any time.

The Credit Agreement contains customary events of default, representations and warranties and covenants, including, among other things, covenants that restrict or limit the ability of the Company to incur certain additional indebtedness; create liens; engage in mergers or consolidations; make certain payments or distributions in respect of junior and unsecured indebtedness, dividends or equity interest; make certain investments; dispose of certain assets; engage in sale and lease-back transactions; engage in certain affiliate transactions; make certain modifications to the terms of junior and unsecured indebtedness, as well as negative pledge provisions, subject to customary exceptions, and customary financial covenants, including a total leverage ratio covenant and an interest coverage ratio covenant.

As of the date of this filing, no amounts were drawn under the Facility.

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
Progyny is a leading benefits management company specializing in fertility, family building and women's health benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our current base of clients to over 540 with at least 1,000 covered lives. We currently have contracts to provide coverage to approximately 6.8 million employees and their covered dependents (known in our industry as covered lives, and to whom we refer to as our members). We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since we launched our fertility benefits solution, and our member satisfaction is evidenced by our most recent industry-leading Net Promoter Score, or NPS, of +79 for our fertility benefits solution and +84 for Progyny Rx, our integrated pharmacy benefits solution, as of December 31, 2024. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

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
Our Clients. We currently serve over 540 employers with at least 1,000 covered lives in the United States across more than 40 industries. Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 600,000 employees, represent approximately 6.8 million covered lives.
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
•Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% of our total revenue for the six months ended June 30, 2025 and 2024.
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
Member and Client Base. Our addressable market is primarily large self-insured employers, as well as labor populations under the Labor Management Relations Act of 1947 (also known as the Taft-Hartley Act) and federal government populations. There are approximately 8,000 employers in the United States who have a minimum of 1,000 employees, who together with Taft-Hartley labor populations and federal government populations, represent approximately 106 million potential covered lives in total. Our current member base of approximately 6.8 million covered lives under contract represents a mid-single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of June 30, 2025 and December 31, 2024, we served 542 and 473 clients, representing 6,754,000 and 6,472,000 members, respectively.
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
Benefits Utilization. A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 0.1 million members in 2016 when we launched our fertility benefits solution to approximately 6.8 million members as of June 30, 2025.
The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Assisted Reproductive Treatment (ART) Cycles(1)	16,938	15,562	33,098	30,364
Utilization - All Members(2)	0.55%	0.55%	0.82%	0.84%
Utilization - Female Only(2)	0.48%	0.47%	0.69%	0.71%
Average Members (3)	6,743,000	6,409,000	6,723,000	6,347,000
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
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenue	$332,874	$304,087	$656,912	$582,165
Cost of services(1)	253,901	235,806	502,144	451,478
Gross profit	78,973	68,281	154,768	130,687
Operating expenses:
Sales and marketing(1)	18,405	16,421	36,191	31,875
General and administrative(1)	36,210	31,173	70,049	59,602
Total operating expenses	54,615	47,594	106,240	91,477
Income from operations	24,358	20,687	48,528	39,210
Interest and other income, net	2,719	4,380	5,086	8,372
Income before income taxes	27,077	25,067	53,614	47,582
Provision for income taxes	9,965	8,582	21,443	14,199
Net income	$17,112	$16,485	$32,171	$33,383
Adjusted EBITDA(2)	$57,946	$54,477	$115,736	$104,768
_______________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of services	$9,542	$9,448	$18,940	$18,481
Sales and marketing	8,184	7,911	16,059	15,414
General and administrative	14,657	15,677	29,896	30,193
Total stock‑based compensation expense	$32,383	$33,036	$64,895	$64,088

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	76.3	77.5	76.4	77.6
Gross profit	23.7	22.5	23.6	22.4
Operating expenses:
Sales and marketing	5.5	5.4	5.5	5.5
General and administrative	10.9	10.3	10.7	10.2
Total operating expenses	16.4	15.7	16.2	15.7
Income from operations	7.3	6.8	7.4	6.7
Interest and other income, net	0.8	1.4	0.8	1.4
Income before income taxes	8.1	8.2	8.2	8.2
Provision for income taxes	3.0	2.8	3.3	2.4
Net income	5.1%	5.4%	4.9%	5.7%
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
We calculate Adjusted EBITDA as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, interest and other income, net, and provision for income taxes. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with U.S. GAAP, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Net income	$17,112	$16,485	$32,171	$33,383
Add:
Depreciation and amortization	1,205	754	2,313	1,470
Stock‑based compensation expense	32,383	33,036	64,895	64,088
Interest and other income, net	(2,719)	(4,380)	(5,086)	(8,372)
Provision for income taxes	9,965	8,582	21,443	14,199
Adjusted EBITDA	$57,946	$54,477	$115,736	$104,768
Comparison of Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,
	2025	2024	% Change

	(dollars in thousands)
Revenue	$332,874	$304,087	9%
Revenue increased by $28.8 million, or 9%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase is primarily due to a $20.4 million, or 11%, increase in revenue from our fertility benefits solution and a $8.4 million, or 8%, increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution and our Progyny Rx solution were primarily due to the increase in the number of clients and covered lives.
Cost of Services

	Three Months Ended June 30,
	2025	2024	% Change

	(dollars in thousands)
Cost of services	$253,901	$235,806	8%
Cost of services increased by $18.1 million, or 8%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatment delivered. This increase in cost of services was also attributable to an increase in personnel-related costs primarily due to incremental head count which included an increase in stock-based compensation expense of $0.1 million.
Gross Profit and Gross Margin

	Three Months Ended June 30,
	2025	2024	% Change

	(dollars in thousands)
Gross profit	$78,973	$68,281	16%
Gross margin	23.7%	22.5%
Gross profit increased by $10.7 million, or 16%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Gross margin increased 120 basis points for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to ongoing efficiencies realized in the delivery of our care management services.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended June 30,
	2025	2024	% Change

	(dollars in thousands)
Sales and marketing	$18,405	$16,421	12%
Sales and marketing expense increased by $2.0 million, or 12%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily due to a $1.5 million increase in personnel-related costs attributable to incremental head count which included an increase in stock-based compensation expense of $0.2 million, and a $0.5 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Three Months Ended June 30,
	2025	2024	% Change

	(dollars in thousands)
General and administrative	$36,210	$31,173	16%
General and administrative expense increased by $5.0 million, or 16%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily due to a $1.6 million increase in personnel-related costs as higher costs attributable to incremental head count were partially offset by a $1.0 million decrease in stock-based compensation expense, an increase of $0.6 million in bad debt expense driven by our revenue growth, and a $2.8 million increase in other related general and administrative expenses.
Interest and Other Income, Net

	Three Months Ended June 30,
	2025	2024	% Change

	(dollars in thousands)
Interest and other income, net	$2,719	$4,380	(38%)
Interest and other income, net decreased by $1.7 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a decrease in investment income, partially offset by an increase in interest income.
Provision for Income Taxes

	Three Months Ended June 30,
	2025	2024	% Change

	(dollars in thousands)
Provision for income taxes	$9,965	$8,582	16%
For the three months ended June 30, 2025, we recorded a provision for income taxes of $10.0 million, as compared to a provision for income taxes of $8.6 million for the three months ended June 30, 2024, primarily due to higher operating profit as well as a decrease in tax benefits for equity compensation, including discrete tax benefits, in the current year period.

Comparison of Six Months Ended June 30, 2025 and 2024
Revenue

	Six Months Ended June 30,
	2025	2024	% Change

	(dollars in thousands)
Revenue	$656,912	$582,165	13%
Revenue increased by $74.7 million, or 13%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase is primarily due to a $57.0 million, or 16%, increase in revenue from our fertility benefits solution and a $17.7 million, or 8%, increase in revenue from our Progyny Rx solution. The increases in revenue from our fertility benefits solution and our Progyny Rx solution were primarily due to the increase in the number of clients and covered lives.
Cost of Services

	Six Months Ended June 30,
	2025	2024	% Change

	(dollars in thousands)
Cost of services	$502,144	$451,478	11%
Cost of services increased by $50.7 million, or 11%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatment delivered. This increase in cost of services was also attributable to an increase in personnel-related costs primarily due to incremental head count which included an increase in stock-based compensation expense of $0.5 million.

Gross Profit and Gross Margin

	Six Months Ended June 30,
	2025	2024	% Change

	(dollars in thousands)
Gross profit	$154,768	$130,687	18%
Gross margin	23.6%	22.4%
Gross profit increased by $24.1 million, or 18%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Gross margin increased 120 basis points for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to ongoing efficiencies realized in the delivery of our care management services.

Operating Expenses
Sales and Marketing Expense

	Six Months Ended June 30,
	2025	2024	% Change

	(dollars in thousands)
Sales and marketing	$36,191	$31,875	14%
Sales and marketing expense increased by $4.3 million, or 14%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to a $3.3 million increase in personnel-related costs attributable to incremental head count which included an increase in stock-based compensation expense of $0.6 million, and a $1.0 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Six Months Ended June 30,
	2025	2024	% Change

	(dollars in thousands)
General and administrative	$70,049	$59,602	18%
General and administrative expense increased by $10.4 million, or 18%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to a $4.2 million increase in personnel-related costs as higher costs attributable to incremental head count were partially offset by a $0.3 million decrease in stock-based compensation expense, an increase of $1.4 million in bad debt expense driven by our revenue growth, and a $4.8 million increase in other related general and administrative expenses.

Interest and Other Income, Net

	Six Months Ended June 30,
	2025	2024	% Change

	(dollars in thousands)
Interest and other income, net	$5,086	$8,372	(39%)
Interest and other income, net decreased by $3.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to a decrease in investment income, partially offset by an increase in interest income.
Provision for Income Taxes

	Six Months Ended June 30,
	2025	2024	% Change

	(dollars in thousands)
Provision for income taxes	$21,443	$14,199	51%
For the six months ended June 30, 2025, we recorded a provision for income taxes of $21.4 million, as compared to a provision for income taxes of $14.2 million for the six months ended June 30, 2024, primarily due to higher operating profit as well as a decrease in tax benefits for equity compensation, including discrete tax benefits, in the current year period.
Liquidity and Capital Resources
As of June 30, 2025, we had $132.5 million of cash and cash equivalents and $172.6 million of marketable securities. We have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.
On July 1, 2025, we entered into a revolving credit facility (the “Facility”) pursuant to a Credit Agreement (the “Credit Agreement”) with the lenders and issuing banks, party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, and swingline lender. The Credit Agreement makes available a maximum aggregate amount of $200 million, subject to customary borrowing conditions, until its maturity on July 1, 2030. As of the date of this filing, no amounts were drawn under the Facility. Refer to Note 12, to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
We believe that our existing cash and cash equivalents, including the proceeds from our marketable securities, cash flow from operations, and the availability of funds under our revolving credit facility will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We also expect these sources of existing cash and cash equivalents will be sufficient to fund our long-term contractual obligations and capital needs. However, this is subject, to a certain extent, to general economic, financial, competitive, regulatory, and other factors that are beyond our control. Moreover, our future capital requirements will depend on many factors, including sales of our solutions and client renewals, the timing and the amount of cash received from clients, the amount of capital investment necessary to support our benefits offerings and growth strategy, the expansion of our sales and marketing activities and the continuing market adoption of our solutions. In addition, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies.

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

The following table summarizes our cash flows from operations for the periods presented:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Cash provided by operating activities	$105,318	$82,426
Cash (used in) provided by investing activities	(124,525)	105,440
Cash used in financing activities	(5,617)	(190,200)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	52	(2)
Net decrease in cash, cash equivalents, and restricted cash	$(24,772)	$(2,336)
Operating Activities
Net cash provided by operating activities was $105.3 million for the six months ended June 30, 2025, primarily consisting of net income of $32.2 million adjusted for certain items, which includes $64.9 million of stock-based compensation expense, $11.0 million of bad debt expense, $2.3 million of depreciation and amortization, and $0.1 million of loss on disposal of property and equipment. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $47.2 million, prepaid expenses and other current assets of $7.9 million, other noncurrent assets and liabilities of $1.2 million, partially offset by cash provided by operating activities from increases in accounts payable of $45.2 million and accrued expenses and other current liabilities of $5.9 million. These changes were a result of the impact of revenue growth and our operating results as well as the timing of cash collections and payments to third parties, including $24.3 million of cash paid for income taxes, net of refunds received for the period ended June 30, 2025.
Net cash provided by operating activities was $82.4 million for the six months ended June 30, 2024, primarily consisting of net income of $33.4 million adjusted for certain items, which include $64.1 million of stock-based compensation expense, $9.6 million of bad debt expense, $7.0 million of net accretion of discounts on marketable securities, $5.5 million of deferred tax expense, and $1.5 million of depreciation and amortization. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $61.5 million, partially offset by cash provided by operating activities from increases in accounts payable of $26.4 million, accrued expenses and other current liabilities of $8.9 million, and other noncurrent assets and liabilities of $0.4 million as well as a decrease in prepaid expenses and other current assets of $1.3 million. These changes were a result of the impact of revenue growth and our operating results as well as the timing of cash collections and payments to third parties, including $17.3 million of cash paid for income taxes, net of refunds received in the six months ended June 30, 2024.
Investing Activities
Net cash used in investing activities was $124.5 million for the six months ended June 30, 2025 which primarily consisted of net investments in marketable securities of $107.1 million and $9.3 million of cash used in a business acquisition, net of cash acquired. The remainder of the activity consisted of purchases of computers, software, including capitalized software development costs, leasehold improvements, and furniture and fixtures. For the six months ended June 30, 2024, net cash provided by investing activities was $105.4 million which primarily consisted of net investments from marketable securities of $112.5 million, partially offset by $5.3 million used for a business acquisition, net of cash acquired. The remainder of the activity consisted of purchases of computers, software, including capitalized software development costs, and leasehold improvements. Our capital investments, including investments in technology and the development of software, are expected to increase over the next 12 months as we continue to invest in our benefits offerings and growth strategy.

Financing Activities
Net cash used in financing activities was $5.6 million for the six months ended June 30, 2025, consisting of payments of $6.2 million for employee taxes related to equity awards, partially offset by $0.6 million in proceeds from contributions to our employee stock purchase plan.
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

Recently Adopted Accounting Pronouncements
For a full discussion of recently adopted accounting pronouncements, see "Financial Statements (Unaudited) — Note 2 – Significant Accounting Policies", to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
At June 30, 2025, we had cash and cash equivalents of $132.5 million and marketable securities of $172.6 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. A hypothetical 1% change in interest rates would not result in a material impact on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have provided, and may continue to provide, guidance about our business and future results of operations. On August 7, 2025, we issued guidance for the third quarter of 2025 and full year 2025. Our guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given and may be revised at a later time, solely in our discretion, as we learn more information. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In developing guidance, our management must make certain assumptions and judgments about, among other things, our business strategy, plans, and goals; expectations concerning our market position and future operations; and other financial and operating information, as well as the impact of events beyond our control, such as macroeconomic conditions, shortages of fertility medications or trends in utilization or consumption, that are inherently difficult to predict. While the guidance may be presented with numerical specificity, it is necessarily speculative in nature. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or consensus due to a number of factors, many of which are outside of our control and which could adversely affect our business and future results of operations. In addition, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of our future results of operations fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
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
Market volatility and uncertainty related to general economic conditions remain widespread, making it very difficult for our clients and us to accurately forecast and plan future business activities. Negative conditions in the general economy in the United States and elsewhere, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation, consumer confidence, international trade relations, tariffs, export controls and other trade barriers, global trade wars or domestic preferences, geopolitical conflict, political turmoil, natural catastrophes, epidemics, pandemics or outbreaks of contagious diseases, warfare and terrorist attacks, could cause a decrease in business investments, including spending on employee benefits, and negatively affect the growth of our business. In addition, economic conditions, including inflation, interest rate fluctuations, changes in capital market conditions, disruptions in the banking industry and other parts of the financial services sector, and regulatory changes, such as the taxability of medical benefits like ours, may affect our ability to obtain necessary financing on acceptable terms.

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

The global economy has also been impacted by geopolitical tensions. There is currently significant uncertainty about future trade relationships between the United States and various other countries. Further escalation of specific trade tensions, or more broadly in global trade conflicts, could materially and adversely affect the Company’s business and operations. The U.S. government and other governments may impose tariffs on certain pharmaceutical drugs and their components that may impact pharmaceutical imports into the United States, and we, our customers, suppliers, and our pharmacy program partners may then become subject to additional tariffs and adverse business impacts. If we are not successful in mitigating the impact of tariffs, trade barriers, and other geopolitical disruptions, our business revenue, gross margins, results of operations and financial condition may be adversely affected.
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
We currently have contracts to serve over 540 employers with at least 1,000 covered lives in the United States across more than 40 industries. For the six months ended June 30, 2025, no client accounted for more than 10% of our total revenue. For the six months ended June 30, 2024, one of our clients accounted for 11% of our total revenue (the “Client”). In the third quarter of 2024, we were notified that the Client elected to exercise a 90-day option to terminate its services agreement, effective as of January 1, 2025.

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
We cannot control or predict the consumption rate of our solutions or the mix of utilization of our solutions by our clients, in particular as it relates to newer clients. A significant reduction in the number of members using our solutions could adversely affect our business, financial condition and results of operations. Factors that have and could continue to contribute to a reduction in the use of our solutions include: reductions in workforce by existing clients; general economic downturns that result in business failures and high unemployment rates; impacts related to public health emergencies; employers no longer offering comprehensive health coverage or offering alternative solutions such as coverage on a voluntary, employee-funded basis; labor shortages at our provider clinics; changes to the taxability of medical benefits; failure to adapt and respond effectively to changes in the medical landscape, laws, regulations and government enforcement priorities, or client and member needs, requirements or preferences; premium increases and benefits changes; or negative publicity.

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

•changes in tax laws, tax treaties, or regulations or the interpretation of them (such as the One Big Beautiful Bill Act, which, among other changes, makes permanent the immediate expensing of certain domestic research and development costs and 100% bonus depreciation for eligible property);
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

Licensing Requirements

Many states have licensure or registration requirements for entities acting as a third party administrator, TPA, or pharmacy benefit manager, or PBM. We are licensed, are exempt from licensure or registration, or believe that we are otherwise authorized in the states where we provide TPA and PBM services. These licenses require us to comply with the rules and regulations of the governmental bodies that issued such licenses, including maintaining certain solvency or bonds requirements. Our failure to comply with such rules and regulations could result in significant administrative penalties, including monetary penalties and corrective action plans, the suspension of a license, or the loss of a license, all of which could negatively impact our business.

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

HIPAA Privacy and Security Requirements

When acting as a “Business Associate” under the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, to the extent permitted by applicable privacy regulations and our contractual arrangements with our clients, we are permitted to use and disclose protected health information to perform our services and for other limited purposes, but other uses and disclosures, such as marketing communications, require written authorization from the member or must meet an exception specified under HIPAA. If we, or any of our downstream Business Associates, are unable to properly protect the privacy and security of protected health information entrusted to us, we could be in breach of contractual arrangements with our clients and be subject to investigation by the Department of Health and Human Services Office for Civil Rights, or OCR. In the event the OCR finds that we have failed to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties.

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

Other Data Privacy and Cybersecurity Requirements

In addition to HIPAA, numerous other federal and state laws, rules, regulations and standards govern the collection, dissemination, use, handling, transfer, processing, access to and confidentiality of personal information, some of which may be applicable to our business. Certain federal and state laws protect types of personal information that may be viewed as particularly sensitive. In many cases, state laws are more restrictive than, and not preempted by, HIPAA, and may allow personal rights of action with respect to data privacy or cybersecurity breaches, as well as fines. State laws are contributing to increased enforcement activity and may also be subject to interpretation by various courts and other governmental authorities. The California Consumer Privacy Act, as amended by the California Privacy Rights Act, or the CCPA, gives California residents certain rights to access and delete their personal information, opt out of certain personal information sharing, including certain sensitive personal information, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which has increased the likelihood and risks associated with data breach litigation. Additional investment in compliance and potential business process changes may be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. Such laws could potentially impose conflicting requirements that would make compliance more challenging and could lead to additional liability. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging and could lead to additional liability risks.

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

ERISA Regulation

The Employee Retirement Income Security Act of 1974, or ERISA, regulates certain aspects of employee health plans, including both insured and self-funded health plans sponsored by our clients. In addition, as part of our agreements with a number of our clients, we also offer PBM services through Progyny Rx. We believe that the conduct of our business vis-à-vis our clients’ plans is not of a fiduciary nature, and, therefore, we are not subject in general to the fiduciary obligations imposed by ERISA. However, there can be no assurance that the Department of Labor, or DOL, the agency that enforces ERISA, will not in the future assert that the fiduciary obligations imposed by ERISA apply to certain aspects of our operations or courts will not reach such a ruling in private ERISA litigation.

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
In the second quarter of 2025, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (in thousands)

April 1, 2025 through April 30, 2025	31,998	$22.15	—	$—
May 1, 2025 through May 31, 2025	27,116	22.52	—	—
June 1, 2025 through June 30, 2025	49,627	21.71	—	—
Total shares repurchased	108,741	$—	—	$—

(1)Includes shares withheld on net settlements of restricted stock units that vested under our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
a.None.
b.None.
c.During the three months ended June 30, 2025, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows:
On May 13, 2025, Allison Swartz, our General Counsel and Secretary, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Swartz’s trading plan is for the sale of up to 28,126 shares of the Company’s common stock in amounts and prices determined in accordance with a formula set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or June 12, 2026.
On June 10, 2025, Cheryl Scott, a director of the Company, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Scott’s trading plan is for the sale of up to 6,689 shares of the Company’s common stock in amounts and prices determined in accordance with a formula set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or May 29, 2026.

ITEM 6. EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Form of PSU award agreement.					*
10.2	Employment Agreement between Progyny, Inc. and Geoffrey Clapp.					*
10.3	Employment Agreement between Progyny, Inc. and Melissa Cummings.					*
10.4	Credit Agreement dated July 1, 2025 by and among Progyny, Inc., the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Swingline Lender	8-K	001-39100	10.1	7/8/2025
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_____________________________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Progyny, Inc. (Registrant)

Date: August 8, 2025	By:	/s/ Peter Anevski
Peter Anevski
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Mark Livingston
Mark Livingston
Chief Financial Officer (Principal Financial and Accounting Officer)