Form 10-Q
period 2025-09-30
Progyny, Inc.
filed 2025-11-07
CIK 1551306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, the registrant had 86,211,654 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROGYNY, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$133,982	$162,314
Marketable securities	211,225	65,640
Accounts receivable, net of $54,623 and $56,355 of allowance at September 30, 2025 and December 31, 2024, respectively	252,502	235,324
Prepaid expenses and other current assets	24,304	9,443
Total current assets	622,013	472,721
Property and equipment, net	24,742	12,383
Operating lease right-of-use assets	25,680	17,251
Goodwill	19,964	15,534
Intangible assets, net	6,428	1,303
Deferred tax assets	84,873	84,933
Other noncurrent assets	11,527	2,977
Total assets	$795,227	$607,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123,089	$95,097
Accrued expenses and other current liabilities	87,404	73,530
Total current liabilities	210,493	168,627
Operating lease noncurrent liabilities	24,730	16,413
Total liabilities	235,223	185,040
Commitments and Contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; at September 30, 2025 and December 31, 2024, respectively; 98,529,405 and 97,692,891 shares issued; 86,147,212 and 85,310,698 outstanding at September 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	673,123	581,596
Treasury stock, at cost, $0.0001 par value; 12,998,173 and 12,998,173 shares at September 30, 2025 and December 31, 2024, respectively	(303,889)	(303,889)
Accumulated earnings	190,342	144,307
Accumulated other comprehensive income	419	39
Total stockholders’ equity	560,004	422,062
Total liabilities and stockholders’ equity	$795,227	$607,102
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$313,346	$286,625	$970,258	$868,790
Cost of services	240,511	227,381	742,655	678,859
Gross profit	72,835	59,244	227,603	189,931
Operating expenses:
Sales and marketing	17,935	16,457	54,126	48,332
General and administrative	33,373	30,329	103,422	89,931
Total operating expenses	51,308	46,786	157,548	138,263
Income from operations	21,527	12,458	70,055	51,668
Interest and other income, net	2,437	5,504	7,523	13,876
Income before income taxes	23,964	17,962	77,578	65,544
Provision for income taxes	10,100	7,541	31,543	21,740
Net income	$13,864	$10,421	$46,035	$43,804
Net income per share:
Basic	$0.16	$0.12	$0.54	$0.48
Diluted	$0.15	$0.11	$0.51	$0.46
Weighted-average shares used in computing net income per share:
Basic	86,017,342	90,067,675	85,780,156	91,650,576
Diluted	90,226,278	93,821,812	89,884,421	95,758,529
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statement of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$13,864	$10,421	$46,035	$43,804
Other comprehensive income (loss), net of tax
Unrealized gain on marketable securities before reclassifications	167	271	100	4,584
Reclassification of gains on the sale of marketable securities into net income	—	(2,193)	—	(7,311)
Net change on unrealized gains on marketable securities	167	(1,922)	100	(2,727)
Foreign currency translation gain	34	227	280	238
Total other comprehensive income (loss), net of tax	201	(1,695)	380	(2,489)
Total comprehensive income	$14,065	$8,726	$46,415	$41,315

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount

For the three months ended September 30, 2025:
Balance at June 30, 2025	85,927,511	$9	$(303,889)	$642,206	$176,478	$218	$515,022
Issuance of employee equity awards, net of shares withheld	219,701	0	—	(2,102)	—	—	(2,102)
Stock-based compensation	—	—	—	33,019	—	—	33,019
Other comprehensive income, net of tax	—	—	—	—	—	201	201
Net income	—	—	—	—	13,864	—	13,864
Balance at September 30, 2025	86,147,212	$9	$(303,889)	$673,123	$190,342	$419	$560,004

For the three months ended September 30, 2024:
Balance at June 30, 2024	90,711,413	$9	$(188,865)	$519,670	$123,354	$2,025	$456,193
Issuance of employee equity awards, net of shares withheld	169,168	0	—	(1,556)	—	—	(1,556)
Stock-based compensation	—	—	—	33,473	—	—	33,473
Repurchase of common stock	(2,817,190)	—	(61,960)	—	—	—	(61,960)
Warrant exercise	279,867	0	—	0	—	—	0
Other comprehensive loss, net of tax	—	—	—	—	—	(1,695)	(1,695)
Net income	—	—	—	—	10,421	—	10,421
Balance at September 30, 2024	88,343,258	$9	$(250,825)	$551,587	$133,775	$330	$434,876

For the nine months ended September 30, 2025:
Balance at December 31, 2024	85,310,698	$9	$(303,889)	$581,596	$144,307	$39	$422,062
Issuance of employee equity awards, net of shares withheld	836,514	0	—	(7,577)	—	—	(7,577)
Stock-based compensation	—	—	—	99,104	—	—	99,104
Other comprehensive income, net of tax	—	—	—	—	—	380	380
Net income	—	—	—	—	46,035	—	46,035
Balance at September 30, 2025	86,147,212	$9	$(303,889)	$673,123	$190,342	$419	$560,004

For the nine months ended September 30, 2024:
Balance at December 31, 2023	96,348,522	$9	$(1,009)	$461,639	$89,971	$2,819	$553,429
Issuance of employee equity awards, net of shares withheld	848,764	0	—	(8,050)	—	—	(8,050)
Stock-based compensation	—	—	—	97,998	—	—	97,998
Repurchase of common stock	(9,133,895)	—	(249,816)	—	—	—	(249,816)
Warrant exercise	279,867	0	—	0	—	—	0
Other comprehensive loss, net of tax	—	—	—	—	—	(2,489)	(2,489)
Net income	—	—	—	—	43,804	—	43,804
Balance at September 30, 2024	88,343,258	$9	$(250,825)	$551,587	$133,775	$330	$434,876

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$46,035	$43,804
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	31	10,351
Non-cash interest expense	279	—
Depreciation and amortization	3,581	2,307
Loss on disposal of property and equipment	79	—
Stock-based compensation expense	97,068	97,271
Bad debt expense	15,345	12,734
Net accretion of discounts on marketable securities	(432)	(3,759)
Changes in operating assets and liabilities:
Accounts receivable	(32,155)	(51,579)
Prepaid expenses and other current assets	(14,859)	(2,396)
Accounts payable	27,660	5,072
Accrued expenses and other current liabilities	13,317	13,132
Other noncurrent assets and liabilities	40	4
Net cash provided by operating activities	155,989	126,941

INVESTING ACTIVITIES
Purchase of property and equipment, net	(12,796)	(3,510)
Purchase of marketable securities	(311,513)	(170,339)
Sale of marketable securities	166,380	299,955
Acquisition of business, net of cash acquired	(9,340)	(5,304)
Net cash (used in) provided by investing activities	(167,269)	120,802

FINANCING ACTIVITIES
Repurchase of common stock	—	(245,176)
Proceeds from exercise of stock options	23	1,097
Issuance costs on credit facility	(3,087)	—
Payment of employee taxes related to equity awards	(8,820)	(10,389)
Proceeds from contributions to employee stock purchase plan	781	915
Net cash used in financing activities	(11,103)	(253,553)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	49	(6)
Net decrease in cash, cash equivalents, and restricted cash	(22,334)	(5,816)
Cash, cash equivalents, and restricted cash, beginning of period	162,314	97,296
Cash, cash equivalents, and restricted cash, end of period	$139,980	$91,480

Cash and cash equivalents	$133,982	$91,480
Restricted cash included within noncurrent assets	5,998	—
Total cash, cash equivalents, and restricted cash	$139,980	$91,480

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$39,898	$34,872
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$781	$144

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
Basis of Presentation
The accompanying interim unaudited consolidated financial statements include the accounts of Progyny, Inc. and its wholly owned subsidiaries. The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial position as of September 30, 2025, the results of the Company's operations for the three and nine months ended September 30, 2025 and 2024 and the results of the Company's cash flows for the nine months ended September 30, 2025 and 2024. Therefore, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025 (the “Annual Report on Form 10-K”).

The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results expected for the year ending December 31, 2025 or any other future period. The Company will continue to assess these potential impacts to its business and will make adjustments to its operations as necessary.
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

Progyny’s contracts also include potential service level agreement refunds related to outcome-based service metrics. These service level refunds, which are determined based on results of a full plan year, if met, are based on a percentage of the PEPM fee paid by clients. In addition, certain client contracts include service level agreement refunds related to financial metrics for a full plan year. The Company estimates the variable consideration for service level agreement refunds using the expected value method and recognizes the amounts allocated to the fertility benefits solution ratably over the contract term. Progyny’s estimates of service level agreement refunds have not historically resulted in significant adjustments to the transaction price. There is no constraint on variable consideration within Progyny’s fertility benefits contracts.
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
Progyny’s contracts include the following sources of consideration, all of which are variable: a PEPM administration fee (in most, but not all contracts) and a fixed fee per fertility drug. As described above, the PEPM administration fee and estimated refunds related to service level agreements are allocated to the pharmacy benefits solution and recognized ratably over the contract term. The fixed fee per fertility drug meets the variable consideration allocation exception as the usage-based fees relate specifically to the Company’s efforts to satisfy the performance obligation to provide services and is allocated to the distinct period during which the related services were performed and represents the consideration the Company is entitled to for the pharmacy benefits services provided. As a result, the fixed fee per fertility drug is included in the transaction price and recognized in the period in which the Company is entitled to consideration from a client, which is when a prescription is filled and delivered to the members. There is no constraint on variable consideration within Progyny’s pharmacy benefits contracts.
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
The Company does not disclose the transaction price allocated to remaining performance obligations because all of the transaction price is variable and is allocated to the distinct periods to which the services relate, as discussed above. The remaining contract term is typically less than one year, due to the client’s contractual termination options. There were no material contract asset or contract liability balances as of September 30, 2025 and December 31, 2024.
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
As of September 30, 2025 and December 31, 2024, accrued receivables were $63.6 million and $45.6 million, respectively. Accrued receivables are included within accounts receivable in the consolidated balance sheet.
Accrued claims payable of $40.3 million and $32.1 million as of September 30, 2025 and December 31, 2024, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms.
As of September 30, 2025 and December 31, 2024, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $44.3 million and $47.0 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the consolidated balance sheet.
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

Nine Months Ended September 30, 2025	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$56,355	$15,345	$(17,077)	$54,623

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
Research and Development Costs
Research and development costs consist primarily of personnel and related expenses, including salaries, bonuses, benefits, and stock-based compensation expense for employees engaged in research and development activities as well as third-party vendor costs. All such costs are expensed as incurred and are included within general and administrative expense in the consolidated statement of operations. The Company focuses its research and development efforts on activities related to the design, development, testing and enhancement of its product offerings and technology platforms. For the three and nine months ended September 30, 2025, research and development expense was $2.6 million and $6.4 million, respectively.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard is intended to provide enhanced transparency into the nature of expenses and requires more detailed information on specific expense categories (purchases of inventory, employee compensation, depreciation, and intangible asset amortization) included in certain expense captions presented on the face of the income statement. The new standard will be effective for the Company for the fiscal year beginning January 1, 2027, and for interim periods within the fiscal year beginning January 1, 2028. Early adoption is permitted. The amendments may be applied either 1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or 2) retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact of the new standard, including the impact on its disclosures.
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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update are intended to improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. The amendments in this update will be effective for the Company for the fiscal year, including interim periods, beginning January 1, 2028. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.
3.Revenue
Disaggregated revenue
The following table disaggregates revenue by service (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Fertility benefits services revenue	$201,946	$178,758	$622,294	$542,090
Pharmacy benefits services revenue	111,400	107,867	347,964	326,700
Total revenue	$313,346	$286,625	$970,258	$868,790

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
As of September 30, 2025 and December 31, 2024, the Company had $33.5 million and $167.7 million, respectively, in financial assets held in money market accounts and $211.2 million and $65.6 million, respectively, held in marketable securities, including U.S. treasury bills. The Company measures these assets at fair value and all were classified as Level 1 in the fair value hierarchy. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. For the three months ended September 30, 2025 and 2024, interest income on cash, cash equivalents, restricted cash, and marketable securities, including the accretion of discounts on investments, was $2.8 million and $8.9 million, respectively. For the nine months ended September 30, 2025 and 2024, interest income on cash, cash equivalents, restricted cash, and marketable securities, including the accretion of discounts on investments, was $7.5 million and $10.4 million, respectively.
Unrealized gains and losses on marketable securities are excluded from earnings and reported as a component of other comprehensive income (loss). As of September 30, 2025, unrealized gains and losses on marketable securities are not significant and, as such, the amortized cost of these securities approximates fair value.
As of September 30, 2025 and December 31, 2024, the Company did not maintain any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.
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
The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for the three months ended September 30, 2025 and 2024 was $1.1 million and $0.7 million, respectively. For the nine months ended September 30, 2025 and 2024, lease expense was $2.9 million and $2.0 million, respectively.

Cash outflows from operating activities attributable to the operating leases for the nine months ended September 30, 2025 and 2024 was $2.3 million and $1.6 million, respectively.
Information related to the Company's leases is as follows (in thousands):

	Balance Sheet Location	September 30, 2025	December 31, 2024
Operating Leases
Right-of-use asset	Operating lease right-of-use assets	$25,680	$17,251
Short-term lease liabilities	Accrued expenses and other current liabilities	$3,420	$2,859
Long-term lease liabilities	Operating lease noncurrent liabilities	$24,730	$16,413

Other Information
Weighted-average remaining lease term, operating lease		9.2 years	8.9 years
Weighted-average discount rate, operating lease		4.88%	4.61%
Future minimum facility lease payments related to the Company's operating lease liabilities as of September 30, 2025 were as follows (in thousands):

Year Ending December 31:	Operating Lease Payments as of September 30, 2025
2025	$764
2026	3,909
2027	4,348
2028	4,353
2029	3,565
Thereafter	18,428
Total undiscounted lease payments	$35,367
Less: imputed interest	7,217
Present value of lease liabilities	$28,150
Less: current portion of operating lease liabilities	3,420
Operating lease noncurrent liabilities	$24,730
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
6.Debt
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

The Credit Agreement contains customary events of default, representations and warranties and covenants, including, among other things, covenants that restrict or limit the ability of the Company to incur certain additional indebtedness; create liens; engage in mergers or consolidations; make certain payments or distributions in respect of junior and unsecured indebtedness, dividends or equity interest; make certain investments; dispose of certain assets; engage in sale and lease-back transactions; engage in certain affiliate transactions; make certain modifications to the terms of junior and unsecured indebtedness, as well as negative pledge provisions, subject to customary exceptions, and customary financial covenants, including a total leverage ratio covenant and an interest coverage ratio covenant. The Company was in compliance with all financial covenants under the Credit Agreement as of September 30, 2025.

The Company capitalized issuance costs of $3.1 million related to the Facility, which are included within other assets in the consolidated balance sheet and are amortized over the life of the Credit Agreement. For the nine months ended September 30, 2025, interest expense, including amortization of issuance costs, was $0.3 million. As of the date of this filing, no amounts were drawn under the Facility.
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
8.Stockholders’ Equity
Share Repurchase Programs
In February 2024, the Company’s Board of Directors authorized a share repurchase program of up to $100 million in shares of common stock (the “February Share Repurchase Program”). In May 2024, the Company's Board of Directors authorized an additional share repurchase program of up to $100 million in shares of common stock (the “May Share Repurchase Program”). In August 2024, the Company's Board of Directors authorized an additional share repurchase program of up to $100 million in shares of common stock (the “August Share Repurchase Program,” and together with the February Share Repurchase Program and the May Share Repurchase Program, the ("2024 Share Repurchase Programs"). During the nine months ended September 30, 2024, the Company repurchased a total of 9,133,895 shares of common stock under the 2024 Share Repurchase Programs for a total cost of $249.8 million, inclusive of excise taxes and trading fees, for an average price per share of $27.09. For the year ended December 31, 2024, the Company repurchased a total of 12,382,193 shares of common stock under the 2024 Share Repurchase Programs.
As of the year ended December 31, 2024, the 2024 Share Repurchase Programs were completed, and no amounts remained available for repurchase under the programs.
In November 2025, the Company’s Board of Directors authorized a share repurchase program of up to $200 million in shares of common stock (the “November 2025 share repurchase program”). Repurchases under the November 2025 share repurchase program may be made in the form of open market repurchases, including through plans complying with Rule 10b5-1 under the Exchange Act, depending on stock price, market conditions, and other factors, as determined by the Company. There can be no assurance as to the number of shares to be repurchased by the Company under the November 2025 share repurchase program.

Stock-based Compensation Expense
The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of services	$9,201	$9,528	$28,141	$28,009
Sales and marketing	7,956	8,101	24,015	23,515
General and administrative	15,016	15,554	44,912	45,747
Total stock-based compensation expense	$32,173	$33,183	$97,068	$97,271
Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following (in thousands):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total
Balance at beginning of period	$(49)	$267	$218	$2,024	$1	$2,025
Other comprehensive income before reclassifications, net of tax(1)	167	34	201	271	227	498
Amounts reclassified from accumulated other comprehensive income, net of tax(3)	—	—	—	(2,193)	—	(2,193)
Net current period other comprehensive income (loss)	167	34	201	(1,922)	227	(1,695)
Balance at end of period	$118	$301	$419	$102	$228	$330

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total
Balance at beginning of period	$18	$21	$39	$2,829	$(10)	$2,819
Other comprehensive income before reclassifications, net of tax(2)	100	280	380	4,584	238	4,822
Amounts reclassified from accumulated other comprehensive income, net of tax(3)	—	—	—	(7,311)	—	(7,311)
Net current period other comprehensive income (loss)	100	280	380	(2,727)	238	(2,489)
Balance at end of period	$118	$301	$419	$102	$228	$330
________________________________
(1) Represents unrealized gains of $0.2 million, net of tax of $0.1 million, for the three months ended September 30, 2025 and unrealized gains of $0.4 million, net of tax expense of $0.1 million, for the three months ended September 30, 2024.
(2) Represents unrealized gains of $0.1 million, net of tax of $0.0 million, for the nine months ended September 30, 2025 and unrealized gains of $6.3 million, net of tax expense of $1.7 million, for the nine months ended September 30, 2024.
(3) The effects on net income of amounts reclassified from accumulated other comprehensive income were as follows (in thousands):

Details about Accumulated Other Comprehensive Income Component	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in Statement of Operations
	2025	2024	2025	2024
Gains on marketable securities	$—	$2,994	$—	$9,982	Interest and other income, net
	—	2,994	—	9,982	Income before income taxes
	—	801	—	2,671	Provision for income taxes
	$—	$2,193	$—	$7,311	Net income
9.Income Taxes
For the nine months ended September 30, 2025 and 2024, the Company calculated its year-to-date provision for income taxes by applying the estimated annual effective tax rate to the year-to-date profit from operations before income taxes and adjusts the provision for income taxes for discrete tax items recorded in the period. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income before income taxes and any significant permanent tax items. During the nine months ended September 30, 2025 and September 30, 2024, the Company recorded a provision for income taxes of $31.5 million and $21.7 million respectively, primarily driven by the Company's operating profit and equity compensation activity that occurred during the period.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA includes various changes to U.S. federal income tax law, including extensions of several expiring provisions from the Tax Cuts and Jobs Act of 2017. The OBBBA has multiple effective dates, with certain provisions effective in 2025. Based on the Company's initial assessment of the OBBBA, it is not expected to have a material impact on the Company's 2025 annual effective tax rate. The Company will continue to evaluate the impact of the new legislation on its consolidated financial statements as additional guidance is issued.
10. Acquisitions
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
11.Net Income Per Share
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

A reconciliation of net income and the number of shares in the calculation of basic and diluted net income per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic net income per common share:
Numerator:
Net income	$13,864	$10,421	$46,035	$43,804

Denominator:
Weighted-average shares used in computing basic net income per share	86,017,342	90,067,675	85,780,156	91,650,576
Basic net income per share	$0.16	$0.12	$0.54	$0.48

Diluted net income per common share:
Numerator:
Net income	$13,864	$10,421	$46,035	$43,804

Denominator:
Weighted-average shares used in computing basic net income per share	86,017,342	90,067,675	85,780,156	91,650,576
Effect of dilutive securities
Options to purchase common stock	3,180,162	3,377,946	3,173,480	3,624,530
Shares issuable under ESPP	1,463	12,708	1,232	6,931
Warrants to purchase common stock	—	283,620	—	237,630
Restricted stock units	1,027,311	79,863	929,553	238,862
Total effect of dilutive securities	4,208,936	3,754,137	4,104,265	4,107,953
Weighted-average shares used in computing diluted net income per share	90,226,278	93,821,812	89,884,421	95,758,529
Diluted net income per share	$0.15	$0.11	$0.51	$0.46

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted income per share for the period presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	15,082,135	14,229,102	14,961,035	13,405,518
Shares issuable under ESPP	1,079	2,780	3,248	2,935
Restricted stock units	1,488,223	2,793,955	1,558,517	1,919,893
Total	16,571,437	17,025,837	16,522,800	15,328,346

12.Segments
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue(1)	$313,346	$286,625	$970,258	$868,790
Less:
Cost of services	240,511	227,381	742,655	678,859
Sales and marketing	17,935	16,457	54,126	48,332
General and administrative	33,373	30,329	103,422	89,931
Interest and other income, net	(2,437)	(5,504)	(7,523)	(13,876)
Provision for income taxes	10,100	7,541	31,543	21,740
Net income	$13,864	$10,421	$46,035	$43,804

(1) Refer to footnote 3 for disaggregated revenue by service.

	September 30, 2025	December 31, 2024
Total Assets	$795,227	$607,102

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
Progyny is a leading benefits management company specializing in fertility, family building and women's health benefits solutions in the United States. Our clients include many of the nation’s most prominent employers across a broad array of industries. We launched our fertility benefits solution in 2016 with our first five employer clients, and we have grown our current base of clients to over 550 with at least 1,000 covered lives. We currently have contracts to provide coverage to approximately 6.7 million employees and their covered dependents (known in our industry as covered lives, and to whom we refer to as our members). We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner while driving exceptional client and member satisfaction. We have retained substantially all of our clients since we launched our fertility benefits solution, and our member satisfaction is evidenced by our most recent industry-leading Net Promoter Score, or NPS, of +79 for our fertility benefits solution and +84 for Progyny Rx, our integrated pharmacy benefits solution, as of December 31, 2024. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

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
Our Clients. We currently serve over 550 employers with at least 1,000 covered lives in the United States across more than 40 industries. Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 600,000 employees, represent approximately 6.7 million covered lives.
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
•Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% of our total revenue for the nine months ended September 30, 2025 and 2024.
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
Member and Client Base. Our addressable market is primarily large self-insured employers, as well as labor populations under the Labor Management Relations Act of 1947 (also known as the Taft-Hartley Act) and federal government populations. There are approximately 8,000 employers in the United States who have a minimum of 1,000 employees, who together with Taft-Hartley labor populations and federal government populations, represent approximately 106 million potential covered lives in total. Our current member base of approximately 6.7 million covered lives under contract represents a mid-single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of September 30, 2025 and December 31, 2024, we served 553 and 473 clients, representing 6,724,000 and 6,472,000 members, respectively.
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
Benefits Utilization. A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 0.1 million members in 2016 when we launched our fertility benefits solution to approximately 6.7 million members as of September 30, 2025.
The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Assisted Reproductive Treatment (ART) Cycles(1)	15,981	14,911	49,079	45,275
Utilization - All Members(2)	0.54%	0.54%	1.06%	1.10%
Utilization - Female Only(2)	0.47%	0.47%	0.88%	0.90%
Average Members (3)	6,757,000	6,444,000	6,730,000	6,381,000
________________________________
(1)Represents the number of ART cycles performed, including IVF with a fresh embryo transfer, IVF freeze all cycles/embryo banking, frozen embryo transfers, and egg freezing. Includes ART cycles performed in the first half of 2025 under the extended transition of care agreement with the large client who did not renew its services agreement.

(2)Represents the member utilization rate for all fertility and family building services, including, but not limited to, ART cycles, initial consultations, IUIs, and genetic testing. The utilization rate for all members includes all unique members (female and male) who utilize the benefit during that period, while the utilization rate for female only includes only unique females who utilize the benefit during that period. For purposes of calculating utilization rates in any given period, the results reflect the number of unique members utilizing the benefit for that period. Individual periods cannot be combined as member treatments may span multiple periods. Utilization for 2025 excludes activity under the extended transition of care agreement ending June 30, 2025 with the large client who did not renew its services agreement, as only members meeting certain criteria were eligible to use the benefit.
(3)Includes approximately 300,000 members from a single client who are not reflected in utilization as a result of the client's chosen benefit design. 2025 excludes the limited number of members who were eligible to use the benefit under the extended transition of care agreement ending June 30, 2025 with the large client who did not renew its services agreement.
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

General and Administrative Expense
General and administrative expense consists primarily of employee related costs, including salaries, bonuses, benefits, stock-based compensation expense, other related costs, and an allocation of our general overhead, depreciation and amortization for those employees associated with general and administrative services such as executive, legal, human resources, information technology, accounting, and finance as well as research and development activities. These expenses also include third-party consulting services, facilities costs, and bad debt expense. We anticipate that we will incur additional general and administrative expenses on an ongoing basis to support the growth of our business.
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
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenue	$313,346	$286,625	$970,258	$868,790
Cost of services(1)	240,511	227,381	742,655	678,859
Gross profit	72,835	59,244	227,603	189,931
Operating expenses:
Sales and marketing(1)	17,935	16,457	54,126	48,332
General and administrative(1)	33,373	30,329	103,422	89,931
Total operating expenses	51,308	46,786	157,548	138,263
Income from operations	21,527	12,458	70,055	51,668
Interest and other income, net	2,437	5,504	7,523	13,876
Income before income taxes	23,964	17,962	77,578	65,544
Provision for income taxes	10,100	7,541	31,543	21,740
Net income	$13,864	$10,421	$46,035	$43,804
Adjusted EBITDA(2)	$54,968	$46,478	$170,704	$151,246
_______________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of services	$9,201	$9,528	$28,141	$28,009
Sales and marketing	7,956	8,101	24,015	23,515
General and administrative	15,016	15,554	44,912	45,747
Total stock‑based compensation expense	$32,173	$33,183	$97,068	$97,271
(2) Adjusted EBITDA is a non-GAAP financial measure that we define as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, interest and other income, net, and provision for income taxes. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure – Adjusted EBITDA" below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable measure calculated in accordance with U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	76.8	79.3	76.5	78.1
Gross profit	23.2	20.7	23.5	21.9
Operating expenses:
Sales and marketing	5.7	5.7	5.6	5.6
General and administrative	10.7	10.7	10.7	10.4
Total operating expenses	16.4	16.4	16.2	16.0
Income from operations	6.9	4.3	7.2	5.9
Interest and other income, net	0.8	2.0	0.8	1.6
Income before income taxes	7.6	6.3	8.0	7.5
Provision for income taxes	3.2	2.7	3.3	2.5
Net income	4.4%	3.6%	4.7%	5.0%
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
We calculate Adjusted EBITDA as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, interest and other income, net, and provision for income taxes. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with U.S. GAAP, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Net income	$13,864	$10,421	$46,035	$43,804
Add:
Depreciation and amortization	1,268	837	3,581	2,307
Stock‑based compensation expense	32,173	33,183	97,068	97,271
Interest and other income, net	(2,437)	(5,504)	(7,523)	(13,876)
Provision for income taxes	10,100	7,541	31,543	21,740
Adjusted EBITDA	$54,968	$46,478	$170,704	$151,246
Comparison of Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,
	2025	2024	% Change

	(dollars in thousands)
Revenue	$313,346	$286,625	9%
Revenue increased by $26.7 million, or 9%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase is primarily due to a $23.2 million, or 13%, increase in revenue from our fertility benefits solution and a $3.5 million, or 3%, increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution and our Progyny Rx solution were primarily due to the increase in the number of clients and covered lives.

Cost of Services

	Three Months Ended September 30,
	2025	2024	% Change

	(dollars in thousands)
Cost of services	$240,511	$227,381	6%
Cost of services increased by $13.1 million, or 6%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatment delivered. This increase in cost of services was also attributable to an increase in personnel-related costs as higher costs attributable to incremental head count were partially offset by a decrease in stock-based compensation expense of $0.3 million.
Gross Profit and Gross Margin

	Three Months Ended September 30,
	2025	2024	% Change

	(dollars in thousands)
Gross profit	$72,835	$59,244	23%
Gross margin	23.2%	20.7%
Gross profit increased by $13.6 million, or 23%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Gross margin increased 250 basis points for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to ongoing efficiencies realized in the delivery of our care management services.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended September 30,
	2025	2024	% Change

	(dollars in thousands)
Sales and marketing	$17,935	$16,457	9%
Sales and marketing expense increased by $1.5 million, or 9%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily due to a $1.3 million increase in personnel-related costs as higher costs attributable to incremental head count were partially offset by a decrease in stock-based compensation expense of $0.1 million, and a $0.2 million increase in other related sales and marketing expenses.

General and Administrative Expense

	Three Months Ended September 30,
	2025	2024	% Change

	(dollars in thousands)
General and administrative	$33,373	$30,329	10%
General and administrative expense increased by $3.0 million, or 10%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily due to a $2.8 million increase in personnel-related costs as higher costs attributable to incremental head count were partially offset by a $0.5 million decrease in stock-based compensation expense, an increase of $1.2 million in bad debt expense driven by our revenue growth, and a $1.0 million net increase in other related general and administrative expenses. General and administrative expense also included a benefit of $2.0 million in the three months ended September 30, 2025 related to employee retention credit refunds.
Interest and Other Income, Net

	Three Months Ended September 30,
	2025	2024	% Change

	(dollars in thousands)
Interest and other income, net	$2,437	$5,504	(56%)
Interest and other income, net decreased by $3.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a decrease in investment income and an increase in interest expense, partially offset by an increase in interest income.
Provision for Income Taxes

	Three Months Ended September 30,
	2025	2024	% Change

	(dollars in thousands)
Provision for income taxes	$10,100	$7,541	34%
For the three months ended September 30, 2025, we recorded a provision for income taxes of $10.1 million, as compared to a provision for income taxes of $7.5 million for the three months ended September 30, 2024, primarily due to higher operating profit as well as a decrease in tax benefits for equity compensation, including discrete tax benefits, in the current year period.
Comparison of Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,
	2025	2024	% Change

	(dollars in thousands)
Revenue	$970,258	$868,790	12%

Revenue increased by $101.5 million, or 12%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase is primarily due to a $80.2 million, or 15%, increase in revenue from our fertility benefits solution and a $21.3 million, or 7%, increase in revenue from our Progyny Rx solution. The increases in revenue from our fertility benefits solution and our Progyny Rx solution were primarily due to the increase in the number of clients and covered lives.
Cost of Services

	Nine Months Ended September 30,
	2025	2024	% Change

	(dollars in thousands)
Cost of services	$742,655	$678,859	9%
Cost of services increased by $63.8 million, or 9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatment delivered. This increase in cost of services was also attributable to an increase in personnel-related costs primarily due to incremental head count which included an increase in stock-based compensation expense of $0.1 million.

Gross Profit and Gross Margin

	Nine Months Ended September 30,
	2025	2024	% Change

	(dollars in thousands)
Gross profit	$227,603	$189,931	20%
Gross margin	23.5%	21.9%
Gross profit increased by $37.7 million, or 20%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Gross margin increased 160 basis points for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to ongoing efficiencies realized in the delivery of our care management services.

Operating Expenses
Sales and Marketing Expense

	Nine Months Ended September 30,
	2025	2024	% Change

	(dollars in thousands)
Sales and marketing	$54,126	$48,332	12%
Sales and marketing expense increased by $5.8 million, or 12%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to a $4.9 million increase in personnel-related costs attributable to incremental head count which included an increase in stock-based compensation expense of $0.5 million, and a $0.9 million increase in other related sales and marketing expenses.

General and Administrative Expense

	Nine Months Ended September 30,
	2025	2024	% Change

	(dollars in thousands)
General and administrative	$103,422	$89,931	15%
General and administrative expense increased by $13.5 million, or 15%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to a $7.0 million increase in personnel-related costs as higher costs attributable to incremental head count were partially offset by a $0.8 million decrease in stock-based compensation expense, an increase of $2.6 million in bad debt expense driven by our revenue growth, and a $6.0 million increase in other related general and administrative expenses. General and administrative expense also included a benefit of $2.1 million in the nine months ended September 30, 2025 related to employee retention credit refunds.
Interest and Other Income, Net

	Nine Months Ended September 30,
	2025	2024	% Change

	(dollars in thousands)
Interest and other income, net	$7,523	$13,876	(46%)
Interest and other income, net decreased by $6.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a decrease in investment income and an increase in interest expense, partially offset by an increase in interest income.
Provision for Income Taxes

	Nine Months Ended September 30,
	2025	2024	% Change

	(dollars in thousands)
Provision for income taxes	$31,543	$21,740	45%
For the nine months ended September 30, 2025, we recorded a provision for income taxes of $31.5 million, as compared to a provision for income taxes of $21.7 million for the nine months ended September 30, 2024, primarily due to higher operating profit as well as a decrease in tax benefits for equity compensation, including discrete tax benefits, in the current year period.

Liquidity and Capital Resources
As of September 30, 2025, we had $134.0 million of cash and cash equivalents and $211.2 million of marketable securities. We have financed our operations primarily through sales of our solutions and the net proceeds we have received from sales of equity securities. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.
On July 1, 2025, we entered into a revolving credit facility (the “Facility”) pursuant to a Credit Agreement (the “Credit Agreement”) with the lenders and issuing banks, party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, and swingline lender. The Credit Agreement makes available a maximum aggregate amount of $200 million, subject to customary borrowing conditions, until its maturity on July 1, 2030. We are in compliance with all financial covenants under the Credit Agreement as of September 30, 2025. As of the date of this filing, no amounts were drawn under the Facility. Refer to Note 6 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
We believe that our existing cash and cash equivalents, including the proceeds from our marketable securities, cash flow from operations, and the availability of funds under the Facility will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. We also expect these sources of existing cash and cash equivalents will be sufficient to fund our long-term contractual obligations and capital needs. However, this is subject, to a certain extent, to general economic, financial, competitive, regulatory, and other factors that are beyond our control. Moreover, our future capital requirements will depend on many factors, including sales of our solutions and client renewals, the timing and the amount of cash received from clients, the amount of capital investment necessary to support our benefits offerings and growth strategy, the expansion of our sales and marketing activities and the continuing market adoption of our solutions. In addition, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies.
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
The following table summarizes our cash flows from operations for the periods presented:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Cash provided by operating activities	$155,989	$126,941
Cash (used in) provided by investing activities	(167,269)	120,802
Cash used in financing activities	(11,103)	(253,553)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	49	(6)
Net decrease in cash, cash equivalents, and restricted cash	$(22,334)	$(5,816)

Operating Activities
Net cash provided by operating activities was $156.0 million for the nine months ended September 30, 2025, primarily consisting of net income of $46.0 million adjusted for certain items, which includes $97.1 million of stock-based compensation expense, $15.3 million of bad debt expense, $3.6 million of depreciation and amortization, $0.4 million of net accretion of discounts on marketable securities, $0.3 million of non-cash interest expense, and $0.1 million of loss on disposal of property and equipment. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $32.2 million, prepaid expenses and other current assets of $14.9 million, partially offset by cash provided by operating activities from increases in accounts payable of $27.7 million, and accrued expenses and other current liabilities of $13.3 million. These changes were a result of the impact of revenue growth and our operating results as well as the timing of cash collections and payments to third parties, including $39.9 million of cash paid for income taxes, net of refunds received for the period ended September 30, 2025.
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
Investing Activities
Net cash used in investing activities was $167.3 million for the nine months ended September 30, 2025 which primarily consisted of net investments in marketable securities of $145.1 million and $9.3 million of cash used in a business acquisition, net of cash acquired. The remainder of the activity consisted of purchases of computers, software, including capitalized software development costs, leasehold improvements, and furniture and fixtures.
For the nine months ended September 30, 2024, net cash provided by investing activities was $120.8 million which primarily consisted of net investments from marketable securities of $129.6 million, partially offset by $5.3 million used for a business acquisition, net of cash acquired. The remainder of the activity consisted of purchases of computers, software, including capitalized software development costs, and leasehold improvements.
Our capital investments, including investments in technology and the development of software, are expected to increase over the next 12 months as we continue to invest in our benefits offerings and growth strategy.
Financing Activities
Net cash used in financing activities was $11.1 million for the nine months ended September 30, 2025, consisting of payments of $8.8 million for employee taxes related to equity awards, $3.1 million of issuance costs related to the Facility, partially offset by $0.8 million in proceeds from contributions to our employee stock purchase plan.
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

In November 2025, our Board of Directors authorized an additional share repurchase program of up to $200 million in shares of common stock (the “November 2025 share repurchase program”). Repurchases under the November 2025 share repurchase program may be made in the form of open market repurchases, including through plans complying with Rule 10b5-1 under the Exchange Act, depending on stock price, market conditions, and other factors, as determined by the Company. There can be no assurance as to the number of shares to be repurchased by us under the November 2025 share repurchase program.
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
At September 30, 2025, we had cash and cash equivalents of $134.0 million and marketable securities of $211.2 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. A hypothetical 1% change in interest rates would not result in a material impact on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have provided, and may continue to provide, guidance about our business and future results of operations. On November 6, 2025, we issued guidance for the fourth quarter of 2025 and full year 2025. Our guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given and may be revised at a later time, solely in our discretion, as we learn more information. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In developing guidance, our management must make certain assumptions and judgments about, among other things, our business strategy, plans, and goals; expectations concerning our market position and future operations; and other financial and operating information, as well as the impact of events beyond our control, such as macroeconomic conditions, shortages of fertility medications or trends in utilization or consumption, that are inherently difficult to predict. While the guidance may be presented with numerical specificity, it is necessarily speculative in nature. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or consensus due to a number of factors, many of which are outside of our control and which could adversely affect our business and future results of operations. In addition, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of our future results of operations fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
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
We currently have contracts to serve over 550 employers with at least 1,000 covered lives in the United States across more than 40 industries. For the nine months ended September 30, 2025, no client accounted for more than 10% of our total revenue. For the nine months ended September 30, 2024, one of our clients accounted for 12% of our total revenue (the “Client”). In the third quarter of 2024, we were notified that the Client elected to exercise a 90-day option to terminate its services agreement, effective as of January 1, 2025.

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

If we fail to adapt and respond effectively to the changing medical landscape, changing laws, regulations or government actions or enforcement priorities, or changing client needs, requirements or preferences, our offerings may become less competitive.

The market in which we compete is subject to a changing medical landscape and changing laws, regulations and government actions and enforcement priorities, as well as changing client needs, requirements and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. Our business strategy may not effectively respond to these changes, and we may fail to recognize and position ourselves to capitalize on market opportunities. We may not have sufficient advance notice and resources to develop and effectively implement an alternative strategy. There may be scientific or clinical changes that require us to change our solutions or that make our solutions, including the Smart Cycles, less competitive in the marketplace. If there are sensitivities to our model or our existing competitors and new entrants create new disruptive business models and/or develop new solutions that clients and members prefer to our solutions, we may lose clients and members, and our results of operations, cash flows and/or prospects may be adversely affected. The future performance of our business will depend in large part on our ability to design and implement market appropriate strategic initiatives, some of which will occur over several years in a dynamic industry. If these initiatives do not achieve their objectives, our results of operations could be adversely affected.

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
In the third quarter of 2025, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.
Share Repurchase Programs
On November 5, 2025, the Company announced the November 2025 share repurchase program of up to $200 million shares of common stock. Repurchases under the November 2025 share repurchase program maybe made in the form of open market repurchases, including through plans complying with Rule 10b5-1 under the Exchange Act, depending on stock price, market conditions, and other factors, as determined by the Company. There can be no assurance as to the number of shares to be repurchased by the Company.
The following table provides a summary of shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans in the three months ended September 30, 2025:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (in thousands)

July 1, 2025 through July 31, 2025	35,593	$22.28	—	$—
August 1, 2025 through August 31, 2025	23,470	22.94	—	—
September 1, 2025 through September 30, 2025	49,598	23.03	—	—
Total shares repurchased	108,661	$22.76	—	$—
(1)Includes shares withheld on net settlements of restricted stock units that vested under our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
a.None.
b.None.
c.During the three months ended September 30, 2025, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows:
On August 15, 2025, Mark Livingston, our Chief Financial Officer, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Livingston’s trading plan is for the sale of up to 42,938 shares of the Company’s common stock in amounts and prices determined in accordance with a formula set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or August 14, 2026.
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

Progyny, Inc. (Registrant)

Date: November 7, 2025	By:	/s/ Peter Anevski
Peter Anevski
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Mark Livingston
Mark Livingston
Chief Financial Officer (Principal Financial and Accounting Officer)