Form 10-K
period 2025-12-31
Progyny, Inc.
filed 2026-02-27
CIK 1551306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of common stock as reported by The Nasdaq Global Select Market on June 30, 2025 (the last business day of the registrant’s second fiscal quarter), was approximately $1.9 billion.
As of January 31, 2026, the registrant had 81,902,232 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•A significant change in the utilization of our solutions, including the consumption rate or the mix of utilization, could have an adverse effect on our business, financial condition and results of operations.
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
•Our use of artificial intelligence may subject us to new or heightened legal, regulatory, ethical, operational or other challenges.
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
•We are part of the broader healthcare industry and subject to increasing scrutiny, business requirements and regulation within our business, including with respect to Progyny Rx’s PBM operations, which may adversely affect our business, financial condition and results of operations.
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

PART I
ITEM 1.    BUSINESS
Overview
Progyny is a global leader in women’s health and family building solutions. We envision a world where everyone can realize their dreams of family and ideal health. Our mission is to empower healthier, supported journeys through transformative fertility, family building and women’s health benefits. Through our differentiated approach to benefits plan design, member education and support and active network management, our clients’ employees are able to pursue the most effective treatment across life’s milestones from the best providers and specialists and achieve optimal outcomes.

We launched our fertility benefits solution in 2016 with five employer clients and have since expanded our platform to include solutions in pregnancy and postpartum, menopause and midlife, benefit and leave navigation and parent and child wellbeing in order to address the continuum of women’s health. Today, we have grown our current base of clients to more than 590 employers, each with at least 1,000 covered lives. Our clients include many of the nation’s most prominent employers across a broad array of industries. We currently have contracts to provide coverage to approximately 7.2 million employees and their covered dependents (known in our industry as covered lives, and to whom we refer to as our members). We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner, while driving exceptional client and member satisfaction. We have retained substantially all of our clients since we launched our fertility benefits solution, and our member satisfaction is evidenced by our most recent industry-leading Net Promoter Score, or NPS, of +81 for our fertility benefits solution and +79 for Progyny Rx, our integrated pharmacy benefits solution, as of December 31, 2025.

We are transforming women’s health benefits, proving that comprehensive, inclusive, and intentionally designed solutions can simultaneously benefit employers, members and providers. We believe the value proposition we deliver to all of these constituents is key to our success and growth. Our solutions empower members with concierge support, coaching, education, and digital tools; provide access to a premier network of fertility and women’s health specialists who use the latest science and technologies; drive optimal clinical outcomes; and reduce healthcare costs.

Market Opportunity
We believe we have a significant opportunity to provide employers with a superior comprehensive solution that addresses the unique challenges and complexities of women’s health and family building benefits. We estimate that the market for women’s health and family building benefits in the United States will continue to grow, especially as current estimates of the market exclude those individuals who do not have access to a comprehensive family building benefit and, as a result, do not seek treatment for infertility.

We contract with employers to provide women's health and family building benefits to their employees and covered dependents. We believe our addressable market primarily consists of large self-insured employers as well as labor populations under the Labor Management Relations Act of 1947 (also known as the Taft-Hartley Act) and federal government populations. There are approximately 9,000 employers in the United States who have a minimum of 1,000 employees, who together with the Taft-Hartley populations and federal government populations, represent approximately 106 million potential covered lives in total. As such, we estimate that our current member base of 7.2 million covered lives under contract represents a mid-single digit percent of our total market opportunity.
As part of our growth strategy, we anticipate expanding our addressable market to include large group fully insured employers. Overall, we believe our market opportunity is substantial and is continuing to grow as a result of the rising demand for women’s health and family building benefits solutions, the lack of adequate offerings in the market today and the increased awareness of the challenges of women’s health that we are helping to drive.

Solutions
We are redefining women's health and family building benefits through our purpose-built, data-driven and disruptive platform through which we offer our benefits solutions. Our innovative and comprehensive solutions have proven to be simultaneously beneficial for our clients, our members and our network of providers and specialists. Through our differentiated approach to benefits plan design, member education and support and active network management, our clients’ employees are able to pursue the most effective treatment from the best providers and specialists and achieve optimal outcomes in a cost-efficient manner, while our clients and members achieve savings in upfront treatment costs as well as reduced maternity and neonatal intensive care unit, or NICU, expenses.

Fertility Benefits Solution
Differentiated Benefits Plan Design
In order to simplify the process for our members, we offer our proprietary Smart Cycle approach. The innovative Smart Cycle is our proprietary, easy-to-understand fertility benefits design. It provides members with equitable access to the treatment they need and is designed to drive superior outcomes and reduce both upfront treatment expenses and subsequent costs. Everything needed for a comprehensive fertility treatment is contained within a Smart Cycle treatment bundle, including all necessary diagnostic testing and access to the latest technology (e.g., in the case of IVF treatment, preimplantation genetic testing). We currently offer 20 different Smart Cycle treatment bundles, which may be used independently or in combination depending on a member’s need. Each Smart Cycle has a separate unit value (i.e., some have fractional values and some have whole values). Our clients contract to purchase a cumulative Smart Cycle unit value per eligible member. These can range from one to unlimited cumulative Smart Cycle units. Members have access to our selective network of high-quality fertility specialists and can choose their preferred provider clinics within our network and utilize their Smart Cycles for whichever treatments they and their fertility specialists determine to be necessary throughout their fertility journey, providing our members with tailored treatments that result in optimal clinical outcomes. Our superior clinical outcomes driven by our Smart Cycle plan design include higher rates of pregnancy and live births, as well as lower miscarriage rates and fewer multiple births. In addition, these clinical outcomes are further reinforced through our pregnancy and postpartum program, which provides support throughout from pregnancy through postpartum.

Personalized Concierge-Style Member Support Services
We provide our members with access to high-touch, end-to-end concierge support, including logistical assistance, clinical guidance and emotional support through our Progyny Care Advocates, or PCAs, and our in-house clinical staff, as well as access to digital tools. Our PCAs have deep fertility expertise and provide extensive clinical education, guidance and emotional support to our members. Additionally, we have an in-house clinical staff, comprised of professionals with substantial expertise in reproductive endocrinology, fertility nursing, clinical psychology and social work who design our PCA training curriculum and direct our comprehensive member experience. Our comprehensive member portal further supports the member experience by providing key educational resources and easy-to-access benefits information to our members. We believe our platform provides our members with best-in-class support services to help them navigate their fertility and family building journeys.

Selective Network of High-Quality Fertility Specialists
We have utilized our deep industry knowledge and the insights derived from our data analytics platform to establish and actively manage a national network of leading fertility specialists in the United States. Our members have access to our selective Center of Excellence network of high-quality providers that includes over 1,100 fertility specialists who practice at over 690 provider clinic locations throughout the United States and over 1,190 specialists in total when including reproductive urologists. Our network includes 45 of the top 50 fertility practice groups by volume in the United States according to 2022 CDC data, which was published in 2024 and is the most recent data available. Fertility specialists who are invited to join our network must meet and maintain rigorous credentialing standards and quality thresholds that we set for inclusion in our network to ensure that our members receive the highest quality care. Our national network serves members in virtually every state, providing extensive geographic coverage to our national employers.
Progyny Rx, an Integrated Pharmacy Benefits Solution
Progyny Rx is our integrated pharmacy benefits solution that can be added by clients that utilize our fertility benefits solution. This solution provides our members with access to the medications needed during their treatment. As part of this solution, we provide care management services, which include our formulary plan design, simplified authorization, assistance with prescription fulfillment and timely delivery of the medications by our network of specialty pharmacies, as well as medication administration training, pharmacy support services and continuing PCA support. Our single treatment and medication authorization process reduces the administrative burden, creating an efficient pharmacy solution for our members and their fertility specialists. Progyny Rx reduces dispensing and delivery time to eliminate the risk of missed treatment cycles. Given the importance of the timely use of medication to the success of fertility treatments, and the complexity involved in administering the medications, we believe Progyny Rx provides a differentiated and effective pharmacy solution for our clients and their employees.

Pregnancy and Postpartum Solution

Our pregnancy and postpartum solution offers comprehensive support from pregnancy through postpartum and return-to-work, improving outcomes, reducing complications, and supporting a healthier workforce. Progyny’s integrated care model provides personalized clinical guidance and coaching, emotional support, access to digital tools and logistical expertise.

Menopause and Midlife Solution

Our menopause and midlife solution offers access to programmatic clinical coaching, personalized digital tools, and a curated network of menopause and midlife providers. Our comprehensive approach removes barriers to treatment and improves health outcomes through a specialized clinical network, proactive, personalized guidance, and early intervention and treatment options.

Benefit and Leave Navigation Solution

Our benefit and leave navigation solution provides expecting parents with a concierge-level service model that delivers expert guidance, navigation and support for parental leave planning. It offers access to benefit and leave navigation tools, educational resources, and return-to-work support.

Parent and Child Wellbeing Solution

Our parent and child wellbeing solution provides comprehensive, personalized support, expert guidance and benefit navigation, and interactive education and community to address the unique challenges parents face. It offers access to a continuum of support to help members with children ages 0-12 navigate parenthood, including tailored 1:1 coaching from licensed clinical social workers, proactive stress-reduction strategies, and guidance on navigating workplace policies and benefits.

Assistance Service Reimbursement Programs

We also offer an assistance services program where certain services can be offered through a reimbursement program, including adoption, surrogacy, doula, and travel reimbursement when travel is required to receive medical services. We manage the reimbursement of these expenses for those clients who offer such reimbursement benefits. For these programs, employers designate a specific lifetime dollar amount toward the elected assistance service for their employees. We then administer the expense reimbursement to employees up to this dollar amount. We work with our clients to determine what expenses related to adoption or surrogacy or any other elected benefit will be covered under their plan, thereby alleviating their administrative burden.

Global Solution

Progyny Global offers expertise, a high-touch partnership model and a compliant framework to deliver on country-specific needs across the fertility, family building and women’s health benefits space. Progyny Global offers inclusive, personalized support for every stage of life and simplifies women’s health journeys by helping members find quality care and providing crucial support and advocacy.

Robust Data Collection Process

We believe that we are the only fertility and family building benefits company to collect data in a timely manner directly from fertility providers on adherence to treatment protocols and clinical outcomes, including single embryo transfer rates, pregnancy rates, miscarriage rates, live birth rates, multiple birth rates, practice patterns, treatment timelines and costs per birth. This data is used to understand the utilization of our benefits, our provider clinics’ adherence to best practices and the outcomes produced by each clinic and across our network. This data also informs decisions across our platform, from services covered to our fertility network standards and enables us to actively manage our fertility specialist network and ensure that our fertility specialists are utilizing best practices and optimizing outcomes. The data collection process also includes extensive member surveys, which allow us to understand and improve our member experience and satisfaction. Finally, this data allows us to provide our clients with unique and detailed reports in order to provide full transparency into the utilization of their benefit program, their expenditures and the outcomes delivered and value created. We believe that we effectively utilize our thorough data collection and analysis process and our unique and robust data set to continuously improve the client and member experience across our platform.

Prestigious Medical Advisory Board
Our Medical Advisory Board is comprised of nationally recognized fertility specialists who are advancing fertility science and research. They are responsible for oversight of key clinical issues, including evaluating new fertility treatment diagnostics and procedures to ensure that our benefits design and overall program is comprehensive and designed to drive the best outcomes. This review ensures that we are evaluating and covering the latest and most effective fertility treatments and identifying opportunities to improve our plan design, member experience and fertility specialists network standards.
Full Service Client Success
We provide a dedicated client success team to help ensure that we are delivering superior service to our clients and members. Our client success managers support our clients’ day-to-day needs and resolve issues that arise, including benefit awareness and client reporting. We believe our client success services, including our detailed client reporting, play an important role in helping us maintain and strengthen our client relationships.

Value Proposition
We believe that our competitive success is a function of our ability to concurrently: (1) provide tangible financial value to our clients through total cost management; (2) deliver better and more supported journeys to our members; and (3) provide value to, and work collaboratively with, the nation’s leading providers and specialists.
We Provide Measurable Value to Our Employer Clients
•Substantial and Measurable Financial Value. Our superior clinical outcomes drive savings and total cost management in both upfront fertility treatment costs (due to our higher live birth rates) as well as subsequent maternity and NICU expenses for our clients (due to our lower multiple birth rates).
•Progyny Rx Savings. Progyny Rx delivers unit cost savings to our clients based on a reduction in unnecessary quantities of medication dispensed.
•Employee Productivity and Retention. Our solutions address employee absenteeism, poor productivity, and the lack of employee retention as well as the return-to-work issues.
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
•Access for All Employees and Dependents. Our solutions are available to be utilized across all employee groups, including populations not typically covered.
•Equitable Access to Care. Our benefit plan design ensures members receive fair and balanced access to care that is not dependent on where members live, how expensive a provider is or which specific treatments are required.
•High-Touch Concierge Member Experience. We provide our members with high-touch, end-to-end concierge support, including logistical assistance, clinical guidance and emotional support through our PCAs and our in-house clinical staff.
•Access to Selective, Premier Fertility Specialist Network. Our solution provides members with access to the nation’s leading fertility specialists.
•Integrated Pharmacy Benefits Solution. Progyny Rx provides members with a simplified authorization process, timely medication delivery and member support from pharmacy clinicians seven days a week.
We Provide Meaningful Value to Our Providers and Specialists
•Members Supported with a Comprehensive Benefit. Our solutions provide our members with access to a comprehensive benefit and the flexibility to utilize the latest approved technologies and best practices. Members are supported by PCAs throughout their journeys.

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

Growth Strategy
Expand Our Client Base
We intend to continue expanding our client base of self-insured employers in the United States by leveraging our experienced sales team and strong relationships with benefits consultants. As we have grown, we have meaningfully diversified our client base across an array of different industries. We believe that our employer clients are thought leaders in their respective industries and are creating a network effect that is helping to drive more widespread adoption of women’s health and family building benefits in their specific industries. We are expanding our client base within each industry that we serve, and have developed industry-specific strategies, which enable us to most effectively target our addressable market. Additionally, we believe that our expanding presence has resulted in a heightened awareness of women’s health and family building benefits and has informed the market of the value we provide to our employer clients and our members, which we believe also helps facilitate growth.

Capitalize on Embedded Growth Potential within Our Existing Client Base
Because of how our revenue model is structured, we believe we are positioned to realize organic revenue growth as our clients and their respective employee bases grow and utilize more of our services as a result. A meaningful portion of our clients have grown, and we believe many of them will continue to grow. In addition, we have historically realized similar utilization trends of fertility services for new members compared with existing members on a same client basis. We believe the combination of these factors results in meaningful and sustainable embedded growth potential well into the future.
Expansion of Progyny Benefits Solutions within Our Existing Client Base
We expect to see further growth from existing clients that add incremental services to their fertility benefits program. For example, a client can expand the fertility benefits they offer to their employees by increasing the number of Smart Cycles they contract for, and they can expand the solutions they offer by adding our new solutions in pregnancy and postpartum, menopause and midlife, benefit and leave navigation and parent and child wellbeing. More than 2.7 million members will have access to one or more of our newer solutions. In addition, our fertility benefits solution clients can purchase our add-on Progyny Rx solution. Currently, 92% of our clients under contract are utilizing our Progyny Rx solution, including 97% of the clients we signed in fiscal year 2025. We believe our sales and marketing capabilities play an important role in informing and educating clients about the additional value and impact we can provide to them and their members by enhancing their benefits program.

New Services and Addressable Markets to Enhance the Depth and Breadth of Our Comprehensive Offerings
As we continue to grow and expand our client base, we continually evaluate the latest evolving trends to identify ways we can better serve the needs of existing and potential clients and their employees. We believe we are uniquely positioned to do this for several reasons. We believe the combination of our Medical Advisory Board and our selective network of high-quality fertility specialists, as well as the data we collect and analyze, provides us with differentiated insights into fertility care delivery and support. In addition, we believe we have positive and collaborative relationships with our clients that offer us additional insights into their needs. We believe the combination of these factors, coupled with our demonstrated track record of adding more services to our benefits design, highlights that we are well positioned to continue to do so in the future. To date, we have identified several ways we believe we can expand our comprehensive benefit offerings, our addressable market, and our client base in the future, including through acquisitions and the addition of new solutions, such as pregnancy and postpartum, menopause and midlife, benefit and leave navigation, and parent and child wellbeing. In addition, as part of our growth strategy, we anticipate expanding our addressable market to include large group fully insured employers. We will continue to evaluate opportunities as our platform continues to expand.

Clients
We currently have contracts to serve over 590 employers in the United States across more than 40 industries, including technology, consumer retail, e-commerce, industrial, healthcare, media, insurance, legal, food and beverage, financial services, life sciences, professional services, government services, union, energy, manufacturing, logistics, transportation, aerospace, real estate, nonprofit and hospitality sectors. Our current clients, who are leaders across both high-growth and mature industries and range in size from at least 1,000 to 300,000 employees, represent approximately 7.2 million lives under contract.

Substantially all of our clients have renewed their benefits management contracts since our fertility benefit offering launched in 2016. The majority of our clients have signed multi-year contracts or contracts that renew automatically on an annual basis.
Given that the majority of our clients contract with us for a January 1st benefits plan start date, our sales cycle follows the conventional healthcare benefits cycle, which largely concludes by the end of October of the prior year to allow for benefits education and annual open enrollment to occur. In the 2025 sales cycle, substantially all of our new clients with benefits going live in 2026 opted for comprehensive coverage, electing Progyny Rx, multiple Smart Cycles and/or egg-freezing.
Competitive Landscape
We believe we are the leader in the market for employer-sponsored women’s health and family building solutions. We believe we compete favorably based on the following factors: the value and comprehensiveness of our benefit solutions and superior outcomes for members; benefits plan design; access for all employees and their covered dependents; equitable access to care across geographic areas; treatment plans that maximize effectiveness and achieve desired outcomes; member experience, including unlimited dedicated patient education, clinical guidance and emotional support; access to a network of high-quality providers and specialists; data reporting and sharing; and access to an integrated pharmacy solution.

While we do not believe any single competitor offers a similarly robust, integrated fertility and family building benefits solution, there are alternative solutions in the market such as the health insurance companies who are able to provide fertility benefits management services as part of their overall administration of a company’s health plan and who are our primary competitors. In addition, other competitors include specialty fertility-focused solutions owned or sponsored by health insurance companies to provide more comprehensive support to fertility patients than their general medical coverage provides, such as case management or educational support, and venture capital or private equity-backed companies who focus on maternity and reproductive health services more broadly, or who provide fertility-specific benefits solutions.
Sales and Marketing
We sell our solutions through our sales organization and, in many cases, we leverage our relationships with top benefits consultants, channel partners and health plan partners to establish relationships with potential clients. Our sales team has broad experience in health benefits management and extensive long-term relationships with industry participants and benefits executives at large employers. Our sales team is organized principally by geography and account size and is responsible for identifying potential clients and managing the overall sales process. The success and effectiveness of our sales team is evidenced by the addition of over 70 new clients in 2025, and the fact that a majority of our current clients terminated their prior fertility benefit to switch to Progyny.
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

Intellectual Property
As of December 31, 2025, we had a number of registered trademarks, including Progyny (and design), Smart Cycle and UnPack It, none of which are subject to any known rights of any third parties, including any impairments, assignments or pledges. Other than these registered trademarks, we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets.

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

Employees and Human Capital
As of December 31, 2025, we had 856 employees, of which 835 were full-time. Our employees are our most important asset, and our culture is key to our success. We are united around our mission and committed to our shared values of curiosity, respect, excellence, accountability, tenacity, and empathy.

Our people strategy is primarily focused on culture and engagement, competitive compensation and development, and community outreach and support.

•Culture and Engagement. We believe that our culture is a key contributor to our ability to execute our strategy, attract and retain talent, and deliver value to our clients and members. Our mission-driven focus on improving access to personalized fertility and family building care fosters a shared sense of purpose and accountability among our employees. As we grow, we continue to invest time and resources in creating a culture that emphasizes curiosity, respect, empathy, accountability, and excellence, while maintaining operational discipline and clarity of execution. We regularly measure employee engagement through company-wide engagement surveys, targeted pulse surveys, and ongoing feedback mechanisms. These tools are designed to assess employee sentiment across areas such as communication, collaboration, leadership effectiveness, workload sustainability, recognition, and alignment with our business objectives. Survey participation and results are reviewed by senior leadership and functional leaders to identify strengths, emerging risks, and areas for improvement. Engagement survey results are used to inform the development and refinement of targeted action plans at the enterprise, functional, and team levels. We also leverage manager-level commitments and leadership development efforts to reinforce consistent communication, accountability, and inclusive decision-making practices across the organization. We continue to monitor engagement trends through follow-up pulse surveys, retention metrics, and qualitative feedback to evaluate the effectiveness of these initiatives and to adjust programs and practices as needed. While we believe our culture remains a foundational strength, particularly in connection with our mission and peer collaboration, we recognize that maintaining employee engagement and organizational alignment is increasingly important as we operate in a complex, fast-growing environment.

•Competitive Compensation and Development. We invest in our workforce by offering competitive salaries, attractive incentives and innovative benefits. Our benefits are designed to help employees and their families stay healthy, meet their financial goals, protect their income and balance their work and personal lives. These benefits include access to mental health services, life and financial planning workshops, wellness initiatives, employee assistance programs, and new parent and return-to-work benefits. We also include Progyny benefits as part of our offerings, allowing our employees to access comprehensive women’s and family health support. We offer paid parental leave for new parents, with an extension of leave for those with an infant in the NICU, as well as a pregnancy loss leave benefit as an enhancement to our bereavement leave policy, explicitly recognizing the physical, emotional, and mental health impact of a pregnancy loss or failed fertility procedure, adoption process or surrogacy arrangement. We also offer additional paid leave to all employees to support other family health and care challenges. In addition, we focus on creating opportunities for employee growth, development and training, including opportunities to cultivate talent and identify internal candidates for new roles at the Company, management and leadership development programs, technical skill building initiatives and mentoring programs.

•Community Outreach and Support. We believe it is important to give back and promote community outreach and support through corporate giving, charitable matching, and employee volunteerism in the communities in which we live and work. We allow flexible work hours to accommodate employee volunteer opportunities and attendance at company-sponsored charitable events. We also continue to develop partnerships with community organizations that align with our priorities in women's health and healthcare equity.
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

We have provided, and may continue to provide, guidance about our business and future results of operations. On February 26, 2026, we issued guidance for the first quarter of 2026 and full year 2026. Our guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given and may be revised at a later time, solely in our discretion, as we learn more information. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In developing guidance, our management must make certain assumptions and judgments about, among other things, our business strategy, plans, and goals; expectations concerning our market position and future operations; and other financial and operating information, as well as the impact of events beyond our control, such as macroeconomic conditions, shortages of fertility medications or trends in utilization or consumption, that are inherently difficult to predict. While the guidance may be presented with numerical specificity, it is necessarily speculative in nature. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or consensus due to a number of factors, many of which are outside of our control and which could adversely affect our business and future results of operations. In addition, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of our future results of operations fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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

The global economy has also been impacted by geopolitical tensions. There is currently significant uncertainty about future trade relationships between the United States and various other countries. Further escalation of specific trade tensions, or more broadly in global trade conflicts, could materially and adversely affect the Company’s business and operations. The U.S. government and other governments may impose tariffs on certain pharmaceutical drugs and their components that may impact pharmaceutical imports into the United States, and we, our customers, suppliers, and our pharmacy program partners may then become subject to additional tariffs and adverse business impacts. If we are not successful in mitigating the impact of tariffs, trade barriers, and other geopolitical disruptions, our business, financial condition and results of operations may be adversely affected.

Our business depends on our ability to retain our existing clients and increase the adoption of our services within our client base. Any failure to do so would harm our business, financial condition and results of operations.

As part of our growth strategy, we are focused on retaining and expanding our services within our existing client base. Our clients can expand the benefits they offer their employees in a number of ways, including by adding egg freezing, increasing the number of Smart Cycle units, and adding our Progyny Rx solution or any of our other solutions and services. We went live with Progyny Rx in 2018, and 92% of our current clients have now launched this solution, including approximately 97% of the clients we signed in 2025.

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

We currently have contracts to serve over 590 employers with at least 1,000 covered lives in the United States across more than 40 industries. For the year ended December 31, 2025, none of our clients accounted for more than 10% of our total revenue. For the year ended December 31, 2024, one client accounted for 12% of our total revenue (the "Client"). The Client terminated its services agreement effective January 1, 2025.

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

To increase our revenue, we must continue to attract new clients. Our ability to do so depends in large part on the success of our sales and marketing efforts and our ability to attract industry leaders in diversified sectors, which could prompt others in the same sectors to follow suit in order to remain competitive. Potential clients may seek out other options; therefore, we must demonstrate that our solutions are valuable and superior to alternatives. If we fail to provide high-quality solutions and convince clients of the benefits of our model and value proposition, we may not be able to attract new clients. The market for our solutions could decline or grow more slowly than we expect, including due to general economic conditions, high unemployment rates, reductions in workforce or employee attrition, impacts related to epidemics, pandemics, and outbreaks of contagious diseases, a decrease in business investments, including spending on employee benefits, and other factors. If the market for our solutions declines or grows more slowly than we expect, or if the number of clients that contract with us for our solutions declines or fails to increase as we expect, our financial results could be adversely impacted. As the markets in which we participate mature, fertility solutions and services evolve and competitors begin to enter the market and introduce differentiated solutions or services that are perceived to compete with our solutions, particularly if such competing solutions are adopted by an industry leader in a particular sector, our ability to sell our solutions could be impaired. As a result of these and other factors, we may be unable to attract new clients, which would have an adverse effect on our business, financial condition and results of operations.

A significant change in the utilization of our solutions, including the consumption rate or the mix of utilization, could have an adverse effect on our business, financial condition and results of operations.

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

It is also difficult for us to control or predict the consumption rate or mix of utilization of our solutions at the member level. If the actual utilization of our solutions by members is significantly greater than budgeted, our clients may be responsible for costs that exceed their planned expenditure. If we cannot help our clients accurately predict the rate of consumption by their employees, our clients may turn to alternative solutions, and our business and profitability would be adversely impacted. In addition, higher clinical success rates and other factors could also impact timing and treatment paths, which may result in lower revenue per utilizing member.

Acquisitions, strategic investments, or partnerships could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition and results of operations.

From time to time, we may acquire or invest in businesses, joint ventures, products and services, or technologies that we believe could complement or expand our solutions, enhance our technical capabilities, or otherwise offer growth opportunities. For example, we acquired Apryl GmbH, a Berlin-based fertility benefits platform provider, in June 2024 and Benefit Bump LLC, a company that provides a comprehensive parental leave benefits navigation program for new and growing families, in January 2025. We have also expanded our offerings to include pregnancy and postpartum, menopause and midlife care, benefit and leave navigation and parent and child wellbeing solutions. We expect to make additional investments as we continue to introduce new solutions and services that complement our comprehensive family building offering and as we continue to enhance our technology infrastructure, including systems architecture, scalability, availability, performance and security. Any acquisition or investment may divert the attention of management and cause us to incur expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties integrating the businesses, technologies, products and services, personnel or operations of any acquired companies, particularly if key personnel of an acquired company choose not to work for us, an acquired company is operationally difficult to integrate, or we have difficulty retaining the clients of any acquired business due to changes in ownership, management or otherwise. Any transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, certain transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. If the resulting business from a transaction fails to meet our expectations, or we fail to successfully integrate such businesses into our own, our business, financial condition and results of operations may be adversely affected, or we may be exposed to unknown risks or liabilities.

We have a limited operating history with our current platform of solutions, which makes it difficult to predict our future results of operations.

We went live with our fertility benefits solution in 2016, Progyny Rx in 2018 and more recently with our newer solutions. As a result of our limited operating history with our current platform of solutions, as well as a limited amount of time serving a majority of our client base, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or decline for a number of reasons, including slowing demand for our solutions and fertility and women's health benefits in general, change in utilization trends by our members, general economic slowdown, an increase in unemployment rates, increased competition, changes in healthcare trends and regulations, changes to science relating to the fertility market, a decrease in the growth of the fertility market, or our failure to anticipate and adapt to changing market trends and to take advantage of growth opportunities. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks effectively, our operating and financial results could differ materially from our expectations, and our business could suffer.
We have a history of operating losses and may not sustain profitability in the future.
We experienced net losses from 2015 to 2019. For example, our net loss was $8.6 million for the year ended December 31, 2019. While we have experienced significant revenue growth since 2016, achieved profitability starting in 2020 and currently project future profitability, we cannot guarantee that we will have sufficient sales to sustain our growth or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase sufficiently to cover increased costs. In particular, we expect to continue to invest in our sales and client success teams to educate potential clients and drive new client adoption, as well as expand the scope of Progyny benefits within our existing client base. We also expect to incur additional costs as we continue to introduce new solutions and services to enhance our comprehensive women's health and family building offerings and as we continue to invest in enhancing our technology infrastructure, including systems architecture, scalability, availability, performance and security. We will face increased compliance costs associated with our growth and the expansion of our client base. In addition, we incur significant legal, accounting and other expenses related to being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to sustain profitability, the value of our business and common stock may significantly decrease.

The health benefits industry may be subject to negative publicity, which could adversely affect our business, financial condition and results of operations.

The health benefits industry may be subject to negative publicity, which can arise from, among other things, increases in premium rates, industry consolidation, cost of care initiatives, and drug prices. In addition, negative publicity may result in increased regulation and legislative review of industry practices, which may further increase our costs of doing business and adversely affect our profitability. For example, PBM reform, increased disclosure requirements or additional review of benefit administrators by HHS’s Office of Inspector General, or OIG, could potentially affect our business and operations. Negative public perception or publicity of the health benefits industry in general, the insurance carriers with whom we integrate our solutions, our self-insured employer clients, or us could adversely affect our business, financial condition and results of operations.

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

In the current environment, there are numerous and evolving risks to cybersecurity and data privacy, including criminal hackers, hacktivists, denial-of-service attacks, ransomware, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological errors. High-profile cybersecurity breaches at other companies and government agencies have increased in recent years, and there remains the possibility of targeted cyberattacks by foreign countries or entities that could impact United States government and private companies’ technological infrastructures, some of which we utilize to provide our services. The healthcare industry has experienced a shift towards an increased use of and reliance on digital and technological platforms. As a result of this shift, there have been, and may continue to be, more targeted cyberattacks and threats directed at us, our vendors, provider clinics and specialty pharmacies. Despite the implementation of security measures, including steps designed to secure our technology infrastructure and sensitive data, we cannot provide assurance that our current information technology system or any updates or upgrades thereto or the current or future information technology systems of the third parties with whom we do business, including our provider clinics, specialty pharmacies or other vendors, are fully protected against malicious intrusion, malware, computer viruses, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures, information or data theft or other similar risks. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience cybersecurity breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We have experienced in the past and expect to continue to experience actual and attempted cyberattacks of our information technology systems, such as through email phishing scams, spoofing attempts and malicious attachments. Although none of these actual or attempted cyberattacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that such incidents will not have such an impact in the future. In addition, to the extent that any disruption or cybersecurity breach were to result in a loss or inappropriate disclosure of confidential or proprietary information, we could incur liability. We have access to sensitive information relating to our members, our employees and our business partners in the ordinary course of our business. Any failure or perceived failure by us, or our third-party vendors on our behalf, to comply with U.S. and foreign data privacy and cybersecurity laws, rules and regulations, as well as contractual commitments in this respect, may result in governmental enforcement actions, fines, or litigation, which could have an adverse effect on our reputation and business. If a significant data breach occurred, our reputation could be materially and adversely affected, confidence among our clients and members may be diminished, or we may be subject to legal claims, any of which may contribute to the loss of clients and have a material adverse effect on us. We maintain cyber liability insurance, however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems, and we cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all. To the extent such disruptions or uncertainties result in the theft, destruction, loss or misappropriation or release of our confidential data or our intellectual property, our business and results of operations could be materially and adversely affected. See “Risks Related to Legal and Regulatory Requirements—We operate in a highly regulated industry and must comply with a significant number of evolving legal and regulatory requirements, as well as complex judicial mandates, which could have an adverse impact on our business—Data Protection and Breaches.”

Our use of artificial intelligence may subject us to new or heightened legal, regulatory, ethical, operational or other challenges.

We use, and may in the future continue to use, artificial intelligence (“AI”), including generative AI, in connection with our business and operations, including for internal operational and productivity improvement business purposes. There are significant risks involved in utilizing AI, the development and use of which is still in its early stages, and no assurance can be provided that such use will enhance our business or operations or result in our business or operations being more efficient or profitable. AI models and algorithms, and the data, prompts and other material or content on which it relies, as well as the output thereof, could be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable. AI has also been known to produce false or “hallucinatory” inferences or outputs, and AI can subject users to new or heightened legal, regulatory, ethical, operational, reputational or other challenges. Inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions. If the AI solutions that we use are or are perceived to be deficient, inaccurate or controversial, we could suffer operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business, operations and financial results. The use of AI solutions by companies has also resulted in, and may in the future result in, failures, interruptions and security breaches of their information technology systems and data privacy violations that implicate the personal data or confidential information of users of such AI solutions. If any of our employees, contractors, vendors or service providers use any third-party AI solutions in connection with the services they provide to us, it may lead to the inadvertent disclosure of our confidential information, including personal information of our clients and members, which may impact our ability to secure such information, or adequately protect and enforce our intellectual property rights, harming our competitive position and business. Further, any content created by us using generative AI may not be subject to copyright protection which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content.

Regulation of AI is rapidly evolving worldwide and may change the competitive landscape of our and many other industries. AI is also an area of increased focus for legislators and regulators as this emerging technology develops. The technologies underlying AI and its uses are already subject to a variety of laws and regulations, including intellectual property, data privacy and security, consumer protection, competition, and equal opportunity laws and regulations, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. It is possible that we will not be able to anticipate how to respond to these rapidly evolving frameworks, and we could be required to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. If we do not have sufficient rights to use the models, algorithms, data, prompts or other material or content on which our AI solutions rely, or the output thereof, we could also incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. Furthermore, because AI technology itself is highly complex, costly, and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

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

Our future revenue and client base may not grow at the rates they historically have, or at all.

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
Our business experiences moderate seasonality in revenue with a slightly higher proportion of revenue during the second half of the year as compared to the first half. Given that the majority of our clients contract with us for a January 1 benefits plan start date and that the average cost of treatments earlier in the overall treatment process is somewhat lower than the average cost as treatment progresses, our revenue from treatment services tends to grow as the year continues, particularly for new clients. In addition, as with most medical benefits plans, members will typically seek to maximize the use of their benefits once they have reached their annual deductible and/or annual out-of-pocket maximums, thereby increasing treatments in the latter part of the year. We expect that this seasonality will continue to affect our revenue and results of operations in the future as we continue to target larger enterprise clients.
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

Moreover, although we take measures to ensure that our employees do not use the confidential or proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees have used or disclosed intellectual property, including trade secrets or other confidential or proprietary information, of third parties, including such individual’s former employer. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting principles or interpretations, including the adoption of new or revised accounting principles, may require us to make changes to our systems, processes and controls, which could have a significant effect on our reported financial results, cause unexpected financial reporting fluctuations, retroactively affect previously reported results or require us to make costly changes to our operational processes and accounting systems upon or following the adoption of these standards. See Note 2 – Summary of Significant Accounting Policies included in the notes to the consolidated financial statements of this Annual Report on Form 10-K for additional information on recently issued but not yet adopted accounting standards.

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

The timely delivery of fertility medication is essential for fertility treatments. If medication is delivered late or becomes unavailable, it may result in postponement of a member’s treatment cycle and member dissatisfaction with our solutions. We believe that our ability to continue to maintain and grow the adoption of Progyny Rx by our clients is highly dependent on our success in maintaining an efficient pharmacy distribution network and our on-time delivery record. The specialty pharmacies in our network could refuse to contract with us, demand higher drug pricing or take other actions in response to industry actions that could result in higher medical costs or less attractive services for our members, thereby limiting our commercial opportunities.

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

Our marketing efforts depend on our ability to maintain our relationships with benefits consultants and receive positive references from our existing clients, channel partners and benefits consultants.

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

Our marketing efforts also depend significantly on our ability to call on our current clients, channel partners and benefits consultants to provide positive references to new, potential clients. Given our limited number of long-term clients, the loss or dissatisfaction of any client, channel partnership or benefit consulting relationship could substantially harm our brand and reputation, inhibit the adoption of our offerings and impair our ability to attract new clients and retain existing clients. Any of these consequences could have an adverse effect on our business, financial condition and results of operations.

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

As we continue to execute on our growth strategy, we may be subject to new laws, regulations, and other requirements. We announced that we anticipate offering our fertility solution to large group fully insured employers, which will subject us to additional laws, regulations and other requirements. We expect to devote a significant amount of management time and resources related to ensuring regulatory compliance in connection this new offering, and such compliance costs will be ongoing and may increase in the future. We are unable to predict how new legislation, regulation, judicial action or executive action will ultimately impact the healthcare industry at large or our business and our relationships with existing and future clients, insurance carriers, and healthcare providers in particular. We also cannot predict the timing or impact of any future rule making, court decisions or other changes in law. If we are unable to comply with new laws and regulations or provide adequate assistance to our clients who may be subject to such laws or regulations, or if such changes impact our current business model and operations, we may be exposed to litigation or other government action and our business, financial condition and results of operations may be adversely impacted.

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

Separately, although ERISA generally preempts state laws that would otherwise apply to ERISA plans, recent Supreme Court rulings continue to clarify ERISA preemption as it relates to PBMs. If the interpretation of ERISA preemption is further narrowed in the future, our contractual obligations with our self-insured clients would likely require us to comply more broadly with state laws applicable to health insurance that do not currently apply to us. This may adversely impact our ability to standardize our products, solutions, and services across states.

State Corporate Practice and Fee-Splitting Prohibitions

These laws generally prohibit non-physician entities from practicing medicine, exercising control over physicians or engaging in certain practices, such as fee-splitting, with physicians. We have structured our operations and contracts with our network providers to comply with such laws. For example, our provider agreements explicitly recognize that providers retain sole authority for medical decision making. If a state’s corporate practice of medicine or fee-splitting laws are interpreted in a manner that is inconsistent with our contractual arrangements with our network providers, we could be required to restructure or terminate our contractual relationships with our network providers to comply with such laws; could be subject to disciplinary action, penalties, damages, and fines; and could experience a loss of revenue, any of which could have a material and adverse effect on our business, results of operations, and financial condition. In addition, this may discourage physicians from participating in our network of providers as these state laws often impose penalties on physicians, in their individual capacity, for aiding the corporate practice of medicine or unlawful fee-splitting.

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

We are part of the broader healthcare industry and subject to increasing scrutiny, disclosure requirements and regulation within our business, including with respect to Progyny Rx’s PBM operations, which may adversely affect our business, financial condition and results of operations.

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

PBM operations and business models are highly regulated and subject to frequently changing laws, regulations, government enforcement priorities, negative publicity, industry standards and other requirements. Recently, there have been a number of reform efforts focused on PBM regulation, program pricing, and transparency, from both federal and state legislatures and agencies, including, but not limited to, disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers or pharmacy program partners, rules governing contractual provisions between PBMs and their contracted payers and/or pharmacies, and registration or licensing of PBMs. If adopted, these proposals could affect our business by further restricting PBM practices critical to maintaining current levels of profitability or could impact our ability to meet future financial forecasts. For example, on February 3, 2026, the Consolidated Appropriations Act of 2026 was signed into law and includes PBM reforms that would, among other things, require PBMs to disclose information on their costs, fees and rebates; require 100% of the rebates to be passed on to consumers; and impose other disclosure, reporting and audit requirements on PBMs. In July 2024, the FTC released its interim staff report on PBMs and the impact of PBM rebates and fees on patients and payers. In September 2024, the FTC filed actions against certain PBMs related to their rebate practices.

The Supreme Court’s decision in Rutledge v. Pharm. Care Mgmt. Ass’n in December 2020 held that an Arkansas state law requiring PBMs to reimburse pharmacies at a price equal to or greater than the price pharmacies pay in purchasing medications from a wholesaler was not preempted by ERISA. The Supreme Court’s ruling in Rutledge and other recent rulings solidify the legality of state-level legislation regulating PBMs. New legislation aimed at controlling prescription drug costs and providing pricing transparency and regulatory oversight of PBMs has been enacted. At least 33 states have adopted some form of oversight legislation. In certain states, PBMs are required to file transparency reports or otherwise disclose contractual arrangements with health plans or health insurance issuers and regulators have begun to conduct audits of PBM operations.

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

•sales and purchases of our common stock by management;

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

In addition, as of December 31, 2025, there were an aggregate of 18,984,966 and 3,778,964 shares of our common stock subject to outstanding options and unvested restricted stock units, respectively. We have registered all of the shares of common stock issuable upon exercise of outstanding options or other equity awards we may grant in the future for public resale under the Securities Act. Accordingly, these shares will be eligible for sale in the public market to the extent such options are exercised and restricted stock units are vested in compliance with applicable securities laws.

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

Our Board of Directors has overall oversight responsibility for our risk management and has delegated cybersecurity risk management oversight to the Audit Committee. The Audit Committee is responsible for ensuring that management has processes in place that are designed to identify and evaluate cybersecurity risks to which we are exposed and has implemented processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. The Audit Committee reports material cybersecurity risks to our full Board of Directors. Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, implementing appropriate mitigation measures and maintaining our cybersecurity program. Our cybersecurity program is overseen by our Chief Information Security Officer, who receives reports from our cybersecurity team and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Chief Information Security Officer has over 15 years of technology leadership experience and is supported by a cybersecurity team comprised of experienced cybersecurity professionals with many years of experience and who maintain relevant industry certifications, such as the Certified Information Systems Security Professional, and participate in the Health Information Sharing and Analysis Center to stay apprised of healthcare-specific threats. Management, including our Chief Information Security Officer and cybersecurity team, regularly update the Audit Committee on our cybersecurity program, material cybersecurity risks and mitigation strategies and provide cybersecurity reports at least annually that cover, among other topics, third-party assessments of our cybersecurity program, developments in the cybersecurity landscape and updates to our cybersecurity program and mitigation strategies.

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors—If our information technology systems, or those of the third parties with whom we do business, including our provider clinics, specialty pharmacies or other vendors, lag, fail or suffer cybersecurity breaches, we may experience a material disruption of our services or suffer a loss or inappropriate disclosure of confidential information, which could materially impact our business and results of operations” in this Annual Report on Form 10-K.
ITEM 2.    PROPERTIES
Our corporate headquarters is located at 1359 Broadway, New York, New York 10018, under a sublease that commenced in September 2019 and expires in May 2029. In February 2023, we entered into a lease, which expires in April 2036, for additional space in the same location and also for continued occupancy of our current space after the current sublease expires. We use our headquarters for administration, sales and marketing and client support. For additional information, please refer to Part II, Item 8 “Financial Statements and Supplementary Data — Note 7 — Leases” in this Annual Report on Form 10-K.

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
Holders of Record
As of January 31, 2026, there were approximately 43 stockholders of record of our common stock. Because many of our shares of common stock are held in “street name” by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
In the fourth quarter of 2025, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.
Share Repurchase Program
On November 5, 2025, the Company announced the November 2025 share repurchase program (the “November 2025 share repurchase program”) of up to $200 million of shares of common stock. Repurchases under the November 2025 share repurchase program may be made in the form of open market repurchases, including through plans complying with Rule 10b5-1 under the Exchange Act, depending on stock price, market conditions, and other factors, as determined by the Company. There can be no assurance as to the total number of shares that will be repurchased by the Company.
The following table provides a summary of shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans and shares purchased as part of publicly announced programs during the three months ended December 31, 2025:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That Are Yet To Be Purchased Under the Program
October 1, 2025 through October 31, 2025	90,179	$24.24	—	$—
November 1, 2025 through November 30, 2025	1,690,302	$24.89	1,588,366	$160,302,964
December 1, 2025 through December 31, 2025	1,845,164	$25.52	1,713,230	$116,440,036
Total shares repurchased	3,625,645	$25.19	3,301,596
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

The graph set forth below compares cumulative total return on our common stock for the last five fiscal years through the fiscal year ended December 31, 2025, with that of the (i) S&P Health Care (Sector) and (ii) the Nasdaq Composite Index. Each index assumes an initial investment of $100 in each and, assumes the reinvestment of any dividends, based on closing prices.

Comparison of Cumulative Five Year Total Return
200
150
100
50
0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Progyny
S&P 500 Health Care
NASDAQ Composite

	Cumulative Total Returns
Company/Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Progyny, Inc.	$100.00	$121.00	$73.48	$87.71	$40.69	$60.58
S&P 500 Health Care	$100.00	$124.65	$119.75	$120.12	$121.20	$136.40
NASDAQ Composite	$100.00	$122.14	$81.21	$116.47	$149.83	$180.33

ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2024 as compared to the year ended December 31, 2023 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 3, 2025 (File No. 001-39100) under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Years Ended December 31, 2024 and 2023.”
Executive Overview
We are a benefits management company specializing in fertility, family building, and women's health benefits solutions primarily in the United States. For further information on our business and strategy, see Part I, Item 1. "Business" of this Annual Report on Form 10-K.
Revenue Model
Fertility Benefits Solution. Our fertility benefits solution includes providing members with access to effective and cost-efficient fertility treatments through our Smart Cycle plan design. Smart Cycles are proprietary treatment bundles designed by us to include those medical services available to our members through our selective network of high-quality fertility specialists. Medical services under our Smart Cycles include everything needed for a comprehensive fertility treatment cycle, including all necessary diagnostic testing and access to the latest technology (such as preimplantation genetic testing, in the case of in vitro fertilization, or IVF). We currently offer 20 different Smart Cycle treatment bundles, which may be used in various combinations depending on the member’s need. Each Smart Cycle treatment bundle has a separate unit value (i.e., some have fractional values and some have whole values). Our clients contract to purchase a cumulative Smart Cycle unit value per eligible member. These can range from one to an unlimited unit value. Members, in consultation with their Progyny Care Advocates, or PCAs, can choose their preferred provider clinics within our network and utilize the specific Smart Cycle treatment bundles necessary for the treatment pathway they determine throughout their fertility journey.

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
•Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide members with access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% of our total revenue for the years ended December 31, 2025 and 2024, respectively.
Our revenue in a given year is determined by the utilization, including rate of consumption and mix, of our fertility benefits and Progyny Rx solutions by our members as well as the number of members enrolled in our clients’ benefits plans. Each year, we contract with new clients for our fertility benefits and Progyny Rx solutions. Given that the majority of our clients contract with us for a January 1st benefits plan start date, our sales cycle follows the conventional healthcare benefits cycle, which largely concludes by the end of October of the prior year to allow for benefits education and annual open enrollment to occur in November. For some clients that are considering a start date later in the year, the sales cycle can extend through the next year. Similarly, for existing clients, any changes in plan designs are typically elected by the end of October so that clients can inform their employees of the benefits during the open enrollment period ahead of a January 1st plan year start.
We continue to expand our women's health and family building solutions to include pregnancy and postpartum, menopause and midlife, benefit and leave navigation, and parent and child wellbeing solutions. While these offerings represent strategic areas of investment, they were not a significant portion of our revenue for the years ended December 31, 2025 and 2024.
Key Operational and Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.
Member and Client Base. Our addressable market is primarily large self-insured employers, as well as labor populations under the Labor Management Relations Act of 1947 (also known as the Taft-Hartley Act) and federal government populations. There are approximately 9,000 employers in the United States who have a minimum of 1,000 employees, who together with Taft-Hartley labor populations and federal government populations, represents approximately 106 million potential covered lives in total. Our current member base of approximately 7.2 million covered lives under contract represents a mid-single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of December 31, 2025 and 2024, we served 555 and 473 clients, representing 6,689,000 and 6,472,000 members, respectively.

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

	As of December 31,
	2025		2024
Client Tier (Members)	Clients	Members	Clients	Members
Up to 2,500	153	310,000	130	261,000
2,501 - 10,000	264	1,379,000	222	1,151,000
10,001 - 50,000	111	2,139,000	98	1,935,000
Greater than 50,000	27	2,861,000	23	3,125,000
Total	555	6,689,000	473	6,472,000
Benefits Utilization. A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to 6.7 million members as of December 31, 2025.
The following table highlights the number of ART cycles performed for Progyny members and the member utilization rates for each of the periods presented.

	Three Months Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
Assisted Reproductive Treatment (ART) Cycles(1)	15,927	15,839	65,006	61,114
Utilization - All Members(2)	0.54%	0.55%	1.32%	1.31%
Utilization - Female Only(2)	0.48%	0.48%	1.04%	1.07%
Average Members(3)	6,707,000	6,471,000	6,719,000	6,404,000
(1)Represents the number of ART cycles performed, including IVF with a fresh embryo transfer, IVF freeze all cycles/embryo banking, frozen embryo transfers and egg freezing. Includes ART cycles performed in the first half of 2025 under the extended transition of care agreement with the large client who did not renew its service agreement.
(2)Represents the member utilization rate for all fertility and family building services, including but not limited to, ART cycles, initial consultations, IUIs and genetic testing. The utilization rate for all members includes all unique members (female and male) who utilize the benefit during that period while the utilization rate for female only includes only unique females who utilize the benefit during that period. For the purposes of calculating utilization rates in any given period, the results reflect the number of unique members utilizing the benefit for that period. Individual periods cannot be combined as member treatments may span multiple periods. Utilization for 2025 excludes activity under the extended transition of care agreement that ended June 30, 2025 with the large client who did not renew its service agreement, as only members meeting certain criteria were eligible to use the benefit.
(3)Includes approximately 300,000 members from a single client who are not reflected in utilization as a result of the client's chosen benefit design. 2025 excludes the limited number of members who were eligible to use the benefit under the extended transition of care agreement that ended June 30, 2025 with the large client who did not renew its service agreement.

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
Interest and Other Income, Net
Interest and other income, net includes interest income and expense as well as investment income and losses.
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

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Year Ended December 31,
	2025	2024
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$1,288,661	$1,167,221
Cost of services(1)	984,177	913,858
Gross profit	304,484	253,363
Operating expenses:
Sales and marketing(1)	72,113	63,948
General and administrative(1)	147,094	121,960
Total operating expenses	219,207	185,908
Income from operations	85,277	67,455
Interest and other income, net	10,155	15,747
Income before income taxes	95,432	83,202
Provision for income taxes	36,912	28,866
Net income	$58,520	$54,336
Adjusted EBITDA(2)	$222,092	$198,760
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024
Cost of services	$35,332	$36,799
Sales and marketing	30,702	30,490
General and administrative	65,833	60,841
Total stock‑based compensation expense	$131,867	$128,130
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

	Year Ended December 31,
	2025	2024
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100.0%	100.0%
Cost of services	76.4%	78.3%
Gross profit	23.6%	21.7%
Operating expenses:
Sales and marketing	5.6%	5.5%
General and administrative	11.4%	10.4%
Total operating expenses	17.0%	15.9%
Income from operations	6.6%	5.8%
Interest and other income, net	0.8%	1.3%
Income before income taxes	7.4%	7.1%
Provision for income taxes	2.9%	2.5%
Net income	4.5%	4.6%
Adjusted EBITDA	17.2%	17.0%

Note: percentages shown in the table may not foot due to rounding.
Non-GAAP Financial Measure – Adjusted EBITDA
Adjusted EBITDA is a supplemental financial measure that is not required by, or presented in accordance with U.S. GAAP. We believe that Adjusted EBITDA, when taken together with our U.S. GAAP financial results, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations, or outlook. In particular, we believe that the use of Adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, determining incentive compensation, evaluating our operating performance, and for internal planning and forecasting purposes.
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
We calculate Adjusted EBITDA as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, interest and other income, net, and provision for income taxes. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with U.S. GAAP, for each of the periods indicated:

	Year Ended December 31,
	2025	2024

	(in thousands)
Net income	$58,520	$54,336
Add:
Depreciation and amortization	4,948	3,175
Stock‑based compensation expense	131,867	128,130
Interest and other income, net	(10,155)	(15,747)
Provision for income taxes	36,912	28,866
Adjusted EBITDA	$222,092	$198,760
Comparison of Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,
	2025	2024	% Change

	(dollars in thousands)
Revenue	$1,288,661	$1,167,221	10%
Revenue increased by $121.4 million, or 10%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase is primarily due to a $101.3 million, or 14% increase, in revenue from our fertility benefits solution and a $20.1 million or 5% increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution and Progyny Rx solution were primarily due to the increase in the number of clients and covered lives.
Cost of Services

	Year Ended December 31,
	2025	2024	% Change

	(dollars in thousands)
Cost of services	$984,177	$913,858	8%
Cost of services increased by $70.3 million, or 8%, for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in medical treatment and pharmacy prescription costs associated with fertility treatments delivered. This increase in cost of services was also attributable to an increase in personnel-related costs as higher costs attributable to incremental head count were partially offset by a decrease in stock-based compensation expense of $1.5 million.
Gross Profit and Gross Margin

	Year Ended December 31,
	2025	2024	% Change

	(dollars in thousands)
Gross profit	$304,484	$253,363	20%
Gross margin	23.6%	21.7%
Gross profit increased by $51.1 million, or 20%, for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Gross margin increased 190 basis points for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to ongoing efficiencies realized in the delivery of our care management services.
Operating Expenses
Sales and Marketing Expense

	Year Ended December 31,
	2025	2024	% Change

	(dollars in thousands)
Sales and marketing	$72,113	$63,948	13%
Sales and marketing expense increased by $8.2 million, or 13%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was due to a $5.8 million increase in personnel-related costs attributable to incremental head count which included an increase in stock-based compensation expense of $0.2 million, and a $2.4 million increase in other related sales and marketing expenses.
General and Administrative Expense

	Year Ended December 31,
	2025	2024	% Change

	(dollars in thousands)
General and administrative	$147,094	$121,960	21%
General and administrative expense increased by $25.1 million, or 21%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was due to a $16.5 million increase in personnel-related costs, which included an increase of $5.0 million in stock-based compensation expense, attributable to incremental head count and executive severance costs, a $4.1 million increase in bad debt expense driven by our revenue growth, and a $4.5 million net increase in other related general and administrative expenses. Stock-based compensation expense included $7.7 million of executive severance costs in the year ended December 31, 2025 mainly attributable to the accelerated vesting of awards upon the termination of an executive in December 2025. Other related general and administrative expense also included a benefit of $2.1 million in the year ended December 31, 2025 related to employee retention credit refunds.
Interest and Other Income, Net

	Year Ended December 31,
	2025	2024	% Change

	(dollars in thousands)
Interest and other income, net	$10,155	$15,747	(36%)
Interest and other income, net decreased by $5.6 million or 36%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, as higher interest income was more than offset by a decrease in investment income and an increase in interest expense.

Provision for Income Taxes

	Year Ended December 31,
	2025	2024	% Change

	(dollars in thousands)
Provision for income taxes	$36,912	$28,866	28%
For the year ended December 31, 2025, we recorded a provision for income taxes of $36.9 million, as compared to $28.9 million for the year ended December 31, 2024, primarily due to a higher operating profit and a decrease in tax benefits for equity compensation in the current year period.
Liquidity and Capital Resources
As of December 31, 2025, we had $112.2 million of cash and cash equivalents and $197.9 million of marketable securities. We have financed our operations primarily through cash generated from the sales of our solutions. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.
On July 1, 2025, we entered into a revolving credit facility (the “Facility”) pursuant to a Credit Agreement (the “Credit Agreement”) with the lenders and issuing banks, party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, and swing line lender. The Credit Agreement makes available a maximum aggregate amount of $200 million, subject to customary borrowing conditions, until its maturity on July 1, 2030. We are in compliance with all financial covenants under the Credit Agreement as of December 31, 2025. As of the date of this filing, no amounts were drawn under the Facility. Refer to Note 9 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
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

The following table summarizes our cash flows from operations for the periods presented:

	Year Ended December 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$210,192	$179,105
Net cash (used in) provided by investing activities	(159,013)	195,792
Net cash used in financing activities	(99,362)	(309,880)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	62	1
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(48,121)	$65,018
Operating Activities
Net cash provided by operating activities was $210.2 million for the year ended December 31, 2025, primarily consisting of net income of $58.5 million adjusted for certain items, which includes $131.9 million of stock-based compensation expense, $20.5 million of bad debt expense, $8.1 million of deferred tax benefit, $4.9 million of depreciation and amortization expense, $0.9 million of net accretion of discounts on marketable securities, $0.4 million of non-cash interest expense, and $0.1 million of loss on disposal of property and equipment. Changes in operating assets and liabilities resulted in cash provided by operating activities from an increase in accounts payable of $28.8 million and accrued expenses and other current liabilities of $0.4 million, that was partially offset by cash used in operating activities from an increase in prepaid expenses and other current assets of $11.9 million, other noncurrent assets and liabilities of $9.3 million, and accounts receivable of $5.1 million. These changes were a result of the impact of revenue growth and our operating results as well as the timing of cash collections and payments to third parties, including $55.5 million of cash paid for income taxes, net of refunds for the year ended December 31, 2025.
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
Investing Activities
Net cash used in investing activities was $159.0 million for the year ended December 31, 2025, which primarily consisted of net investment in marketable securities of $131.3 million, and $9.3 million used in a business acquisition, net of cash acquired. For the year ended December 31, 2024, net cash provided by investing activities was $195.8 million, which primarily consisted of net sales in marketable securities of $206.5 million, partially offset by $5.3 million used in a business acquisition, net of cash acquired. The remainder of the activity for the years ended December 31, 2025 and 2024, respectively, consisted of purchases of computers, software, including capitalized software development costs, and furniture and fixtures. Our capital investments, including investments in technology and the development of software, are expected to increase over the next 12 months as we continue to invest in our benefits offerings and growth strategy.
Financing Activities
Net cash used in financing activities was $99.4 million for the year ended December 31, 2025, consisting of $81.7 million of repurchases of common stock under the November 2025 share repurchase program, inclusive of $0.1 million in trading fees, payments of $15.8 million for employee taxes related to the net settlement of equity awards, and $3.1 million of issuance costs related to the Facility, partially offset by $1.1 million in proceeds from contributions to our employee stock purchase plan and $0.1 million in proceeds from stock option exercises.

Net cash used in financing activities was $309.9 million for the year ended December 31, 2024, consisting of $300.3 million of repurchases of common stock under the 2024 share repurchase program, inclusive of $0.4 million in trading fees and payments of $12.0 million for employee taxes related to the net settlement of equity awards, partially offset by $1.1 million in proceeds from stock option exercises and $1.3 million in proceeds from contributions to our employee stock purchase plan.
Share Repurchase Programs
In February 2024, our Board of Directors authorized a share repurchase program of up to $100 million in shares of common stock. In May 2024, our Board of Directors authorized an additional share repurchase program of up to $100 million in shares of common stock. In August 2024, our Board of Directors authorized an additional share repurchase program of up to $100 million in shares of common stock. As of the year ended December 31, 2024, the share repurchase programs were completed, and no amounts remained available for repurchase under the program.
In November 2025, our Board of Directors authorized a share repurchase program of up to $200 million in shares of common stock (the “November 2025 share repurchase program”). Repurchases under the November 2025 share repurchase program may be made in the form of open market repurchases, including through plans complying with Rule 10b5-1 under the Exchange Act, depending on stock price, market conditions, and other factors, as determined by the Company. There can be no assurance as to the total number of shares that will be repurchased by the Company under the November 2025 share repurchase program.

During the year ended December 31, 2025, we repurchased a total of 3,301,596 shares of common stock under the November 2025 share repurchase program at an average price per share of $25.31 and a total cost of $83.6 million, inclusive of $0.1 million in trading fees. In addition, we recognized $0.5 million of excise taxes related to the share repurchases. As of the date of this filing, we have repurchased a total of 6,530,363 shares of common stock under the November 2025 share repurchase program for a total cost of $159.4 million.
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
In February 2022, we entered into a lease agreement for leases commencing in February 2023 and March 2025 for additional space in our corporate offices in New York, New York, consisting of a 24,099 square foot office and a 21,262 square foot office, respectively. The lease agreement also provides for continued occupancy of the 25,212 square foot office after the expiration of the current sublease. For the 24,099 square foot office, we pay the base rent of approximately $1.4 million per year through the end of the fifth year and approximately $1.5 million per year thereafter through the April 2036, the expiration date. For the 21,262 square foot office, we will pay the base rent of approximately $1.3 million per year starting in April 2026 through the end of the fifth year and approximately $1.4 million per year thereafter through April 2036, the expiration date. For our current 25,212 square foot office, we will pay the base rent of approximately $1.6 million per year beginning in June 2029, which is the lease commencement date, through April 2036, the expiration date.
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

Accrued Receivable and Accrued Claims Payable
Fertility benefits solution revenue is recognized based on the negotiated price with our clients and includes the portion to be paid directly by the member. Revenue is recognized when Smart Cycle services are completed for a member, which includes estimates of accrued receivables. We estimate accrued receivables based on historical experience for those fertility benefit services provided but for which a claim has not been received from the provider clinic, which includes assumptions regarding the lag between the authorization date and service date as well as estimates for changes and cancellations of services. We include accrued receivables within accounts receivable on our consolidated balance sheet. As of December 31, 2025 and 2024, accrued receivables were $54.9 million and $45.6 million, respectively.
At the same time, we estimate cost of services and accrued claims payables based on the amount to be paid to the provider clinic and expected gross margin on fertility benefit services. Accrued claims payable of $30.0 million and $32.1 million as of December 31, 2025 and 2024, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheets.
Our estimates are adjusted to actual at the time of billing and these adjustments have historically not been material.
Stock-Based Compensation
We recognize stock-based compensation expense based on the fair value of stock-based awards granted to employees and directors on the date of grant. We estimate the fair value of each stock-based award on the measurement date using either the Black-Scholes option-pricing model for stock options and stock purchased under the employee stock purchase plan on the closing market price of our common stock for restricted stock units, including those with performance-based vesting conditions.
The Black-Scholes option-pricing model requires the input of subjective assumptions, including (1) the expected stock price volatility, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the lack of historical and implied volatility data of our common stock, the expected stock price volatility is estimated based on the historical volatilities of the daily closing prices of a specified group of companies in our industry for a period equal to the expected term of the option. We selected companies with comparable characteristics to our Company, including enterprise value, risk profiles and position within the industry, that have historical stock price information sufficient to meet the expected term of the stock option. The expected term of the award represents the period of time that options granted are expected to be outstanding and is calculated utilizing the simplified method, which is the mid-point between the vesting date and end of the contractual term for each option. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities for the period that is consistent with the expected term of the stock option. The dividend yield is assumed to be none as we have not paid dividends, nor do we anticipate paying dividends. The weighted-average estimated fair value of stock option awards granted in the year ended December 31, 2025 was $11.72. Changes in these inputs could result in a significant change in the fair value of stock options.

The following assumptions were used to calculate the fair value of stock options granted to employees:

Year Ended December 31,
	2025	2024
Expected volatility	53.7% - 54.7%	53.0% - 55.0%
Expected term (in years)	5.50 - 6.25	5.25 - 6.11
Risk‑free interest rate	3.6% - 4.5%	3.5% - 4.6%
Expected dividend yield	—	—

Our outstanding stock-based awards as of December 31, 2025 are subject to service-based or performance-based vesting. We recognize compensation expense for service-based awards over the vesting period of the award on a straight-line basis. Compensation expense related to awards with performance-based vesting conditions is recognized over the requisite service period when achievement of the performance condition is considered probable. Forfeitures and cancellations of awards are recognized as they occur. For the years ended December 31, 2025 and 2024, stock-based compensation expense was $131.9 million and $128.1 million, respectively. As of December 31, 2025, we had $52.3 million and $77.8 million of unrecognized compensation costs related to unvested options and restricted stock units, respectively, which are expected to be expensed and vest over a weighted-average remaining period of approximately 1.9 years and 2.5 years, respectively.
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
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made. We believe there is sufficient positive evidence to conclude that it is more likely than not, that substantially all the net deferred tax assets were realizable as of December 31, 2025.
The amount of deferred tax provided is calculated using tax rates enacted at the balance sheet date. The impact of tax law changes is recognized in periods when the change is enacted.
As of December 31, 2025 and 2024, we had $93.0 million and $84.9 million of net deferred tax assets, respectively. There was a valuation allowance of $3.1 million and $1.8 million as of December 31, 2025 and 2024, respectively.

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
At December 31, 2025, we had cash and cash equivalents of $112.2 million and marketable securities of $197.9 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. A hypothetical 1% change in interest rates would not result in a material impact on our consolidated financial statements.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Progyny, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Progyny, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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

Accrued Receivables and Accrued Claims Payable

Description of the Matter

As of December 31, 2025, accrued receivables and accrued claims payable were $54.9 million and $30.0 million, respectively. As discussed in Note 2 to the consolidated financial statements, the Company estimates accrued receivables for those fertility benefit services provided but for which a claim has not been received from the provider clinic based on historical claims experience. The estimated cost of the related services and accrued claims payable are determined based upon the amount to be paid to the provider clinic and the expected gross margin on each related fertility benefit service estimated to have been provided.

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

/s/Ernst & Young LLP
We have served as the Company’s auditor since 2012.
New York, NY
February 27, 2026

PROGYNY, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$112,238	$162,314
Marketable securities	197,858	65,640
Accounts receivable, net of $55,659 and $56,355 of allowances at December 31, 2025 and 2024, respectively	220,287	235,324
Prepaid expenses and other current assets	21,392	9,443
Total current assets	551,775	472,721
Property and equipment, net	29,927	12,383
Operating lease right-of-use assets	24,990	17,251
Goodwill	19,978	15,534
Intangible assets, net	6,216	1,303
Deferred tax assets, net	93,013	84,933
Other noncurrent assets	16,536	2,977
Total assets	$742,435	$607,102
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124,071	$95,097
Accrued expenses and other current liabilities	78,320	73,530
Total current liabilities	202,391	168,627
Operating lease noncurrent liabilities	24,000	16,413
Total liabilities	226,391	185,040
Commitments and Contingencies (Note 15)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; at December 31, 2025 and 2024, respectively; 99,049,485 and 97,692,891 shares issued; 83,365,696 and 85,310,698 outstanding at December 31, 2025 and 2024, respectively	9	9
Additional paid-in capital	700,785	581,596
Treasury stock, at cost, $0.0001 par value; 16,299,769 and 12,998,173 shares at December 31, 2025 and 2024, respectively	(388,075)	(303,889)
Accumulated earnings	202,827	144,307
Accumulated other comprehensive income	498	39
Total stockholders’ equity	516,044	422,062
Total liabilities and stockholders’ equity	$742,435	$607,102
The accompanying notes are an integral part of these consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,288,661	$1,167,221	$1,088,598
Cost of services	984,177	913,858	849,799
Gross profit	304,484	253,363	238,799
Operating expenses:
Sales and marketing	72,113	63,948	59,488
General and administrative	147,094	121,960	117,127
Total operating expenses	219,207	185,908	176,615
Income from operations	85,277	67,455	62,184
Interest and other income, net	10,155	15,747	8,507
Income before income taxes	95,432	83,202	70,691
Provision for income taxes	36,912	28,866	8,654
Net income	$58,520	$54,336	$62,037
Net income per share:
Basic	$0.68	$0.59	$0.65
Diluted	$0.65	$0.57	$0.62
Weighted-average shares used in computing net income per share:
Basic	85,651,721	91,481,995	95,021,175
Diluted	89,861,843	95,448,357	100,672,399
The accompanying notes are an integral part of these consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$58,520	$54,336	$62,037
Other comprehensive income (loss), net of tax:
Unrealized gain on marketable securities before reclassifications	133	4,500	6,143
Reclassification of gains on the sale of marketable securities into net income	—	(7,311)	(3,810)
Net change on unrealized gains on marketable securities	133	(2,811)	2,333
Foreign currency translation gain (loss)	326	31	(15)
Total other comprehensive income (loss), net of tax	459	(2,780)	2,318
Total comprehensive income	$58,979	$51,556	$64,355
The accompanying notes are an integral part of these consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share and per share amounts)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2022	93,301,156	$9	$(1,009)	$349,533	$27,934	$501	$376,968
Issuance of employee equity awards, net of shares withheld	2,799,694	0	—	(11,102)	—	—	(11,102)
Stock-based compensation	—	—	—	123,208	—	—	123,208
Warrant exercise	247,672	—	—	0	—	—	0
Other comprehensive income, net of tax	—	—	—	—	—	2,318	2,318
Net income	—	—	—	—	62,037	—	62,037
Balance at December 31, 2023	96,348,522	$9	$(1,009)	$461,639	$89,971	$2,819	$553,429
Issuance of employee equity awards, net of shares withheld	1,064,502	0	—	(9,587)	—	—	(9,587)
Stock-based compensation	—	—	—	129,544	—	—	129,544
Repurchase of common stock	(12,382,193)	—	(302,880)	—	—	—	(302,880)
Warrant exercise	279,867	0	—	0	—	—	0
Other comprehensive loss, net of tax	—	—	—	—	—	(2,780)	(2,780)
Net income	—	—	—	—	54,336	—	54,336
Balance at December 31, 2024	85,310,698	$9	$(303,889)	$581,596	$144,307	$39	$422,062
Issuance of employee equity awards, net of shares withheld	1,356,594	0	—	(15,443)	—	—	(15,443)
Stock-based compensation	—	—	—	134,632	—	—	134,632
Repurchase of common stock	(3,301,596)	—	(84,186)	—	—	—	(84,186)
Other comprehensive income, net of tax	—	—	—	—	—	459	459
Net income	—	—	—	—	58,520	—	58,520
Balance at December 31, 2025	83,365,696	$9	$(388,075)	$700,785	$202,827	$498	$516,044
The accompanying notes are an integral part of these consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$58,520	$54,336	$62,037
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	(8,115)	(10,456)	3,745
Non-cash interest expense (income)	434	—	(34)
Depreciation and amortization	4,948	3,175	2,281
Loss on disposal of property and equipment	79	1,414	—
Stock-based compensation expense	131,867	128,130	122,611
Bad debt expense	20,526	16,396	19,934
Net accretion of discounts on marketable securities	(866)	(2,115)	(4,328)
Foreign currency exchange rate loss	—	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	(5,117)	(9,874)	(21,738)
Prepaid expenses and other current assets	(11,947)	18,018	(22,930)
Accounts payable	28,752	(30,268)	16,235
Accrued expenses and other current liabilities	417	9,924	10,361
Other noncurrent assets and liabilities	(9,306)	425	648
Net cash provided by operating activities	210,192	179,105	188,814

INVESTING ACTIVITIES
Purchase of property and equipment, net	(18,410)	(5,405)	(3,644)
Purchase of marketable securities	(354,964)	(170,339)	(429,694)
Sale of marketable securities	223,701	376,840	232,813
Acquisition of business, net of cash acquired	(9,340)	(5,304)	—
Net cash (used in) provided by investing activities	(159,013)	195,792	(200,525)

FINANCING ACTIVITIES
Repurchase of common stock	(81,657)	(300,278)	—
Proceeds from exercise of stock options	86	1,099	4,850
Issuance costs on credit facility	(3,087)	—	—
Payment of employee taxes related to equity awards	(15,848)	(12,001)	(17,200)
Proceeds from contributions to employee stock purchase plan	1,144	1,300	1,278
Net cash used in financing activities	(99,362)	(309,880)	(11,072)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	62	1	1
Net (decrease) increase in cash, cash equivalents, and restricted cash	(48,121)	65,018	(22,782)
Cash, cash equivalents, and restricted cash, beginning of year	162,314	97,296	120,078
Cash, cash equivalents, and restricted cash, end of year	$114,193	$162,314	$97,296

Cash and cash equivalents	$112,238	$162,314	$97,296
Restricted cash included within other noncurrent assets	1,955	—	—
Total cash, cash equivalents, and restricted cash	$114,193	$162,314	$97,296

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$55,490	$40,449	$6,181
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$681	$249	$421
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
Progyny Rx is the integrated pharmacy benefits solution that is available as an add-on service by the Company's members to the fertility benefits solution. As part of this solution, the Company provides care management services, which include formulary plan design, simplified authorization, assistance with prescription fulfillment, and timely delivery of the medications by the Company’s network of specialty pharmacies, as well as medication administration training, pharmacy support services, and continuing PCA support. As a pharmacy benefits solution provider, Progyny manages the dispensing of pharmaceuticals through the Company’s specialty pharmacy contracts.
The Company has recently expanded its offerings to include pregnancy and postpartum, menopause and midlife, benefit and leave navigation, and parent and child wellbeing solutions (collectively referred to as the "Other solutions"). The Other solutions are not material to the consolidated financial statements.
Basis of Presentation
The accompanying consolidated financial statements include those of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

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
Fertility Benefits Solution Revenue
Progyny primarily generates revenue through its fertility benefits solution, in which Progyny provides self-insured enterprise entities ("clients") and their employees and partners (together, "members") with fertility benefits. As part of the fertility benefits solution, Progyny provides access to effective and cost-efficient fertility treatments, referred to as Smart Cycles, as well as other related services. Smart Cycles are proprietary treatment bundles that include certain medical services available to members through Progyny’s proprietary, credentialed network of provider clinics. In addition to access to Progyny’s Smart Cycle treatment bundles and access to Progyny’s network of provider clinics, the fertility benefits solution includes other comprehensive services, which Progyny refers to as care management services, such as active management of the provider clinic network, real-time member eligibility and treatment authorization, member-facing digital tools throughout the Smart Cycle and detailed quarterly reporting all supported by client facing account management and end-to-end comprehensive member support provided by Progyny’s in house staff of PCAs.

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

Progyny’s contracts include the following sources of consideration, which are all variable: a per employee per month ("PEPM") administration fee (in most, but not all contracts) and a fixed rate per Smart Cycle. The PEPM administration fee is estimated using the expected value method and is allocated between the fertility benefits solution and the pharmacy benefits solution based on standalone selling price, estimated using an expected cost-plus margin method. The fixed rate per Smart Cycle meets the variable consideration allocation exception as the usage-based fees relate specifically to the Company's efforts to satisfy the performance obligation to provide services and is allocated to the distinct period during which the related services were performed and represents the consideration the Company is entitled to for the fertility benefits services provided. As a result, the fixed rate per Smart Cycle is included in the transaction price for the fertility benefits solution. Progyny’s contracts also include potential service level agreement refunds related to outcome-based service metrics. These service level refunds, which are determined based on results of a full plan year, if met, are based on a percentage of the PEPM fee paid by clients. In addition, certain client contracts include service level agreement refunds related to financial metrics for a full plan year. The Company estimates the variable consideration for service level agreement refunds using the expected value method and recognizes the amounts allocated to the fertility benefits solution ratably over the contract term. Progyny’s estimates of service level agreement refunds have not historically resulted in significant adjustments to the transaction price. There is no constraint on variable consideration within Progyny's fertility benefits contracts.

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

Progyny’s contracts include the following sources of consideration, all of which are variable: a PEPM administration fee (in most, but not all contracts) and a fixed fee per fertility drug. As described above, the PEPM administration fee and estimated refunds related to service level agreements are allocated to the pharmacy benefits solution and recognized ratably over the contract term. The fixed fee per fertility drug meets the variable consideration allocation exception as the usage-based fees relate specifically to the Company’s efforts to satisfy the performance obligation to provide services and is allocated to the distinct period during which the related services were performed and represents the consideration the Company is entitled to for the pharmacy benefits services provided. As a result, the fixed fee per fertility drug is included in the transaction price and recognized in the period in which the Company is entitled to consideration from a client, which is when a prescription is filled and delivered to the members. There is no constraint on variable consideration within Progyny's pharmacy benefits contracts.

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

The Company does not disclose the transaction price allocated to remaining performance obligations because all of the transaction price is variable and is allocated to the distinct periods to which the services relate, as discussed above. The remaining contract term is typically less than one year, due to the client’s contractual termination options. There were no material contract asset or contract liability balances as of December 31, 2025 and 2024.
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
As of December 31, 2025 and 2024, accrued receivables were $54.9 million and $45.6 million, respectively. Accrued receivables are included within accounts receivable in the consolidated balance sheet.
Accrued claims payable of $30.0 million and $32.1 million as of December 31, 2025 and 2024, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms.
As of December 31, 2025 and December 31, 2024, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $33.9 million and $47.0 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the consolidated balance sheet.
Accounts Receivable and Allowance for Doubtful Accounts
The accounts receivable balance primarily includes amounts due from clients and members. The Company estimates the allowance for doubtful accounts based on the lifetime expected credit losses for the client and member receivable pools, respectively. Under this current expected credit losses model, the Company determines the allowance for doubtful accounts based on factors such as the age of the receivable balance, historical experience of losses, current economic conditions, and reasonable and supportable forecasts of future economic conditions in order to develop loss rates for each of its receivable pools. An allowance for credit losses is applied at the time the asset is recognized, including to current or not yet due amounts, based on the Company’s estimated loss rates which consider the migration of receivables from current to aged and collection rates associated with receivables that are delinquent. Expected credit losses are recorded as general and administrative expenses in the consolidated statements of operations. The Company records write-offs, as a deduction from the allowance for doubtful accounts, in the period in which its receivables are deemed uncollectible, which is when all efforts of collection have been exhausted or it is no longer pursuing collection of the receivable, and can take up to several years from the initial billing based on the nature of the Company’s receivables, which consist of a high volume of low dollar balances, particularly on the member receivable pool. The following table provides a summary of the activity in this allowance (in thousands):

	Years Ended December 31, 2025, 2024 and 2023
December 31, 2025	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$56,355	$20,526	$(21,222)	$55,659

December 31, 2024
Allowance for doubtful accounts	$46,636	$16,396	$(6,677)	$56,355

December 31, 2023
Allowance for doubtful accounts	$28,328	$19,934	$(1,626)	$46,636

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
Research and Development Costs
Research and development costs consist primarily of personnel and related expenses, including salaries, bonuses, benefits, and stock-based compensation expense for employees engaged in research and development activities as well as third-party vendor costs. All such costs are expensed as incurred and are included within general and administrative expense in the consolidated statement of operations. The Company focuses its research and development efforts on activities related to the design, development, testing and enhancement of its product offerings and technology platforms. For the year ended December 31, 2025, research and development expense was $9.5 million.

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

The Company regularly reviews the outstanding accounts receivable balances and makes estimates of the lifetime expected credit losses based upon consideration of factors such as the age of the receivable balance, historical experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions. In addition, the Company periodically evaluates the financial condition of its clients and other parties to manage credit risk related to accounts receivable. As of December 31, 2025 and 2024, one vendor accounted for 27% and 24%, respectively, of total receivables.
Property and Equipment
Property and equipment consists of computer equipment, machinery and equipment, furniture and fixtures, leasehold improvements, and capitalized software development costs. The assets are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based on estimated useful lives and in the case of leasehold improvements, the shorter of the useful life or the remaining term of the lease (see Note 5) is used.
Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair value of the assets acquired and liabilities assumed in a business combination. Other intangible assets consist of trademarks, physician network, and the websites acquired in the Fertility Authority acquisition. Goodwill is carried at the initial acquisition date fair value less any impairment. Other intangible assets are recorded at fair value at the date of acquisition, less accumulated amortization. Amortization is calculated using the straight-line method based on estimated useful lives.
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
The Company tests for goodwill impairment for each reporting unit, which is at the operating segment or one level below the operating segment. This analysis requires us to make a series of assumptions to (1) evaluate whether any impairment exists and (2) measure the amount of impairment. There was no impairment of goodwill or intangible assets for the years ended December 31, 2025, 2024, and 2023.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. In such instances, the recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, an impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the asset or asset group. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. The Company recorded a $0.1 million and $1.4 million loss on disposal of property and equipment for the years ended December 31, 2025 and 2024, respectively. There were no other significant impairments recorded for the years ended December 31, 2025, 2024 and 2023.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued expenses and other current liabilities, and operating lease noncurrent liabilities on the consolidated balance sheets. The Company elects to account for each separate lease and non-lease component as a single lease component. As of December 31, 2025 and 2024, the Company has no financing lease arrangements.
In accordance with ASC 842, the Company records a right-of-use asset (“ROU”) and lease liability in connection with its operating leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. To determine the present value of lease payments, the Company utilizes the rate implicit in the lease, if available. If the rate implicit in the lease is not readily determinable, the Company uses its secured incremental borrowing rate to determine the present value of the lease payments. The determination of the Company’s incremental borrowing rate requires judgment and is primarily based on publicly available information for companies within the same industry and with similar credit profiles. The rate is then adjusted for the lease term and other specific terms included in the Company’s lease arrangements. The incremental borrowing rate is subsequently reassessed upon a modification to the lease arrangement. The operating lease ROU asset also includes any lease payments made prior to the commencement date and excludes lease incentives and initial direct costs incurred. ROU assets are subsequently assessed for impairment in accordance with the Company’s accounting policy for long-lived assets.
Stock-Based Compensation
The Company accounts for stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments, including restricted stock units and grants of stock options, to be recognized in the consolidated statements of operations based on their respective fair values. The fair value of the Company’s restricted stock units has been determined utilizing the closing market price of the Company’s common stock on the date of the grant, including those with performance-based vesting conditions.
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
Income Taxes
The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The Company periodically reviews the recoverability of deferred tax assets recorded in the consolidated balance sheets and provides valuation allowances as deemed necessary to reduce such deferred tax assets to the amount that will, more likely than not, be realized. Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules.

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
Global Intangible Low-Taxed Income (“GILTI”) is described as the excess of a U.S. Shareholder's total net foreign income over a deemed return on tangible assets. The Company's policy is to recognize GILTI, if any, as a component of income tax expense in the consolidated statements of operations and comprehensive income during the period the tax arises.
Fair Value of Financial Instruments and Fair Value Measurements
The Company determines the fair value of financial assets and liabilities using the fair value hierarchy established in the accounting standards. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:
Level 1 — Quoted prices in active markets for identical assets and liabilities.
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The carrying amounts of certain of the Company's financial instruments, including cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to their short maturities.
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

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. The Company adopted this standard prospectively in the annual period beginning January 1, 2025. The adoption of this standard did not have a material impact on the Company's consolidated financial statements. Refer to Note 14 – Income Taxes for the inclusion of the new disclosures required.
Accounting Pronouncements Issued but Not Yet Adopted
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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarity on the current interim reporting requirements by improving the navigability of the required interim disclosures, clarifying when that guidance is applicable, and applying Topic 270 to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendment will be effective for the Company for the fiscal year, including interim periods, beginning January 1, 2028. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

3. Revenue
Disaggregated revenue
The following table disaggregates revenue by service (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue
Fertility benefit services revenue (1)	$830,929	$729,551	$676,295
Pharmacy benefit services revenue	457,732	437,670	412,303
Total revenue	$1,288,661	$1,167,221	$1,088,598
(1) Includes revenue from the Other solutions, which is not significant in any of the periods presented.
Concentration of Major Clients
For the year ended December 31, 2025, no client accounted for more than 10% of total revenue. For the year ended December 31, 2024 and December 31, 2023, one client represented 12% and 13% of total revenue, respectively.
4. Fair Value of Financial Instruments
As of December 31, 2025 and 2024, the Company had $112.5 million and $167.7 million, respectively, in financial assets held in money market accounts and $197.9 million and $65.6 million, respectively, held in marketable securities, including U.S. treasury bills. The Company measured these assets at fair value and all were classified as Level 1 in the fair value hierarchy. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. For the years ended December 31, 2025, 2024, and 2023, interest income on cash, cash equivalents, restricted cash, and marketable securities, including the accretion of discounts on investments, was $10.4 million, $12.4 million, and $3.3 million, respectively.
During the year ended December 31, 2025, the Company had no gross realized gains related to marketable securities included within earnings. The gross realized gains included within earnings for the years ended December 31, 2024 and 2023 were $10.0 million and $5.2 million, respectively. There were no related gross realized losses included within earnings for these periods.
The Company reclassified no net unrealized holding gains out of other comprehensive income and into earnings for the year ended December 31, 2025. The reclassified net unrealized holdings gains out of other comprehensive income and into earnings for the years ended December 31, 2024, and 2023 were $7.3 million, and $3.8 million, respectively. These amounts were reclassified into interest and other income, net in the consolidated statement of operations.
The total net gains for marketable securities recorded into other comprehensive income, before reclassifications into earnings, for the years ended December 31, 2025, 2024, and 2023, was $0.1 million, $4.5 million, and $6.1 million, respectively. The amortized cost of these securities approximates fair value.
During the years ended December 31, 2025, 2024, and 2023, the Company did not maintain any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

5. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	Estimated Useful Life (in years)	December 31,
		2025	2024
Machinery and equipment	3-5	$449	$323
Computers and hardware	3	3,238	2,362
Leasehold improvements	lease term	4,850	4,397
Furniture and fixtures	7	2,948	2,227
Capitalized software	3-5	30,786	11,442
Property and equipment, gross		$42,271	$20,751
Less: accumulated depreciation		(12,344)	(8,368)
Total property and equipment, net		$29,927	$12,383
Depreciation expense was approximately $4.1 million, $3.1 million and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
During the years ended December 31, 2025, 2024, and 2023, the Company capitalized $2.8 million, $1.4 million, and $0.6 million, respectively, in stock-based compensation related to the development of internal-use software.
6. Intangible Assets, Net
Intangible assets consist of the following (in thousands):

	Estimated Useful Life (in years)	December 31,
		2025	2024
Trademarks	8	$4,100	$4,000
Physician Network	6	3,500	3,500
Website	5	2,000	2,000
Databases	8	976	864
Technology	6	1,806	448
Customers	10	4,306	94
Intangible assets, gross		$16,688	$10,906
Less: accumulated amortization		(10,472)	(9,603)
Total intangible assets, net		$6,216	$1,303
Amortization expense was $0.8 million, $0.1 million, and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, the future amortization expense of other intangible assets is as follows (in thousands):

Year ending December 31:
2026	$866
2027	866
2028	866
2029	866
2030	821
Thereafter	1,931
Total	$6,216

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
The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for the Company’s operating leases was $3.9 million for the year ended December 31, 2025. For the years ended December 31, 2024 and 2023, lease expense was $2.7 million and $2.4 million, respectively.
Cash outflows from operating activities attributable to the operating leases for the years ended December 31, 2025 was $3.1 million. For the years ended December 31, 2024 and 2023, cash outflows toward operating leases were $2.3 million and $1.3 million, respectively.
Information related to the Company’s leases is as follows (in thousands):

	Balance Sheet Location	December 31, 2025
Operating Leases
Right-of-use assets	Operating lease right-of-use assets	$24,990
Short-term lease liabilities	Accrued expenses and other current liabilities	$3,726
Long-term lease liabilities	Operating lease noncurrent liabilities	$24,000

Other information
Weighted average remaining lease term, operating lease		9.0 years
Weighted average discount rate, operating lease		4.89%
Future minimum facility lease payments as of December 31, 2025, are as follows (in thousands):

Year Ending December 31:	Operating Lease Payments as of December 31, 2025
2026	$3,909
2027	4,349
2028	4,354
2029	3,566
2030	2,824
Thereafter	15,604
Total undiscounted lease payments	$34,606
Less: imputed interest	6,880
Present value of lease liabilities	$27,726
Less: current portion of operating lease liabilities	3,726
Operating lease noncurrent liabilities	$24,000

February 2022 Lease Agreement
As noted above, the Company commenced its lease for the 24,099 square foot and 21,262 square foot offices in its corporate offices in New York, NY in February 2023 and March 2025, respectively, pursuant to a lease agreement entered into by the Company in February 2022. The lease agreement also provides for continued occupancy of the 25,212 square foot office after the expiration of the current sublease. For the current 25,212 square foot office, the Company is obligated to pay the base rent of approximately $1.6 million per year beginning in June 2029, which is the lease commencement, through April 2036, the expiration date.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued claims payable	$29,954	$32,121
Accrued compensation	21,565	14,572
Accrued commission	2,016	2,207
Operating lease current liabilities	3,726	2,859
Professional fees	2,665	1,838
Other accrued expenses	16,480	14,634
Other current liabilities	1,914	5,299
Total accrued expenses and other current liabilities	$78,320	$73,530
9. Debt
On July 1, 2025, the Company entered into a revolving credit facility (the “Facility”) pursuant to a Credit Agreement (the “Credit Agreement”) with the lenders and issuing banks, party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, and swingline lender. The Credit Agreement makes available to the Company a maximum aggregate amount of $200 million, subject to customary borrowing conditions, until maturity on July 1, 2030. Interest on the borrowings under the Credit Agreement accrues, at a variable rate, based on, at the Company’s option (i) adjusted Secured Overnight Financing Rate, or (ii) the alternate base rate, plus, in each case, an applicable margin. The applicable margin is determined by reference to the Company’s total leverage ratio, as specified in the Credit Agreement. Interest is payable on each Interest Payment Date, as specified in the Credit Agreement. Borrowings under the Credit Agreement may be repaid or reborrowed at any time.
The Credit Agreement contains customary events of default, representations and warranties and covenants, including, among other things, covenants that restrict or limit the ability of the Company to incur certain additional indebtedness; create liens; engage in mergers or consolidations; make certain payments or distributions in respect of junior and unsecured indebtedness, dividends or equity interest; make certain investments; dispose of certain assets; engage in sale and lease-back transactions; engage in certain affiliate transactions; make certain modifications to the terms of junior and unsecured indebtedness, as well as negative pledge provisions, subject to customary exceptions, and customary financial covenants, including a total leverage ratio covenant and an interest coverage ratio covenant. The Company was in compliance with all financial covenants under the Credit Agreement as of December 31, 2025.
The Company capitalized issuance costs of $3.1 million related to the Facility, which are included within prepaid and other current assets and other noncurrent assets in the consolidated balance sheet and are amortized over the life of the Credit Agreement. For the year ended December 31, 2025, interest expense, including amortization of issuance costs, was $0.4 million. As of the date of this filing, no amounts were drawn under the Facility.

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
On June 17, 2024, the Company completed its acquisition of Apryl GmbH, a Berlin-based fertility benefits platform, to expand its global offering. The transaction was for a purchase price of €5.1 million, or $5.5 million, net of cash acquired, based on the exchange rate on the acquisition closing date, and was accounted for using the acquisition method. As a result, tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Any excess consideration over the fair value of the assets and liabilities assumed was recognized as goodwill and is subject to revision as the purchase price allocation is completed during the measurement period (up to one year from acquisition date). This acquisition did not have a material impact on the Company’s consolidated financial statements.
11. Stockholders’ Equity
Common Stock
The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The common stock confers upon its holders the right to receive dividends out of any assets legally available, when and as declared by the Board of Directors.
The Company had 16,299,769 shares of treasury stock as of December 31, 2025. There were 12,998,173 and 615,980 shares of treasury stock shares for the years ended December 31, 2024 and 2023, respectively.
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
For the year ended December 31, 2024, the Company repurchased a total of 12,382,193 shares of common stock under the 2024 Share Repurchase Programs at an average price of $24.22 and a total cost of $300.3 million, inclusive of $0.4 million in trading fees. In addition, the Company recognized $2.6 million of excise taxes related to the share repurchases.
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

For the year ended December 31, 2025, the Company repurchased a total of 3,301,596 shares of common stock under the November 2025 share repurchase program at an average price per share of $25.31 and a total cost of $83.6 million, inclusive of $0.1 million in trading fees. In addition, the Company recognized $0.5 million of excise taxes related to the share repurchases. As of the year ended December 31, 2025, $116.4 million remained available for purchases under the November 2025 share repurchase program. As of the date of this filing, the Company repurchased a total of 6,530,363 shares of common stock under the November 2025 share repurchase program for a total cost of $159.4 million.
Common Stock Warrants
In connection with the IPO on October 25, 2019, all outstanding convertible preferred warrants were converted to common stock warrants. As of December 31, 2025 and 2024, the Company had no outstanding common stock warrants.
For the year ended December 31, 2024, 305,595 common stock warrants were exercised for 279,867 shares of common stock at a weighted-average exercise price of $1.73. The Company did not recognize compensation expense relating to the common stock warrants for the years ended December 31, 2025, 2024 and 2023 as they were all fully vested.
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
Under the Company’s 2017 Plan and consistent with the Company's prior 2008 Equity Incentive Plan, options and other stock awards to purchase shares of common stock may be granted to employees, directors, and consultants. Incentive stock options are granted to employees and non-statutory stock options are granted to consultants and directors at an exercise price not less than 100% of the fair value (as determined by the Board of Directors) of the Company’s common stock on the date of grant. The exercise price of options granted to stockholders who hold 10% or more of the Company’s common stock on the option grant date shall not be less than 110% of the fair value of the Company’s common stock on the date of grant for both incentive and non-qualified stock option grants. These options generally vest over four years and expire ten years from the date of grant. Stock option grants may be exercisable upon grant, and any unvested shares purchased are subject to repurchase. There were no unvested shares subject to repurchase as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, 5,217,804 and 3,602,455 shares of common stock, respectively, remained available for future grants under the 2019 Plan. Under the 2019 Plan, subject to any adjustments necessary to implement any capitalization adjustments, an annual increase to the number of shares issuable is automatically added on January 1 of each year for a period of ten years commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding year or such smaller amount as determined by the Company's Board of Directors.

Stock Options
Stock options are exercisable based on the terms and conditions outlined in the applicable award agreement. Stock options generally vest over four years and typically expire ten years from the date of grant. A summary of the Company’s stock option activity for the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(In thousands)
Outstanding at December 31, 2024	18,619,906	$34.92	6.7	$54,193
Granted	1,761,138	$21.27
Exercised	(265,477)	$5.68
Forfeited	(464,705)	$35.74
Cancelled	(665,896)	$45.53
Outstanding at December 31, 2025	18,984,966	$33.63	5.7	$93,952

Exercisable at December 31, 2024	11,939,099	$32.83	5.8	$53,294

Exercisable at December 31, 2025	14,649,963	$34.95	5.1	$83,289
The total intrinsic value of options exercised was $4.3 million, $13.7 million, and $79.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The weighted-average grant date fair value of options granted was $11.72, $16.60, and $19.10 in the years ended December 31, 2025, 2024, and 2023, respectively.
The total grant date fair value of options vested was $335.2 million, $202.4 million, and $134.1 million as of December 31, 2025, 2024, and 2023, respectively.
The total unrecognized compensation cost related to unvested options was approximately $52.3 million at December 31, 2025. The weighted-average remaining recognition period is approximately 1.9 years.
Certain assumptions used in the option-pricing model for options granted to employees, directors, and non-employees are as follows:

Year Ended December 31,
	2025	2024	2023
Expected term (in years)	5.50 - 6.25	5.25 - 6.11	5.50 - 6.11
Risk-free interest rate	3.6% - 4.5%	3.5% - 4.6%	3.5% - 4.8%
Expected volatility	53.7% - 54.7%	53.0% - 55.0%	52.0% - 54.0%
Expected dividend rate	—	—	—

Restricted Stock Units
Restricted stock units are subject to service-based or performance-based vesting conditions. Restricted stock units vest based on the terms outlined in the applicable award agreement, which, for service-based awards, is generally over a period of 4 years. Performance-based awards vest upon attainment of the applicable performance targets, including various levels of revenue and adjusted EBITDA. If the performance or service-based vesting conditions are not met, the awards will be forfeited. Stock-based compensation expense for the performance-based awards is recognized only to the extent a performance target is probable to be achieved, which is reassessed by the Company each reporting period.
A summary of the Company’s restricted stock unit activity, including those with performance-based vesting conditions, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at December 31, 2024	3,920,377	$31.16
Granted	2,094,395	$21.83
Vested	(1,853,768)	$35.41
Forfeited	(382,040)	$30.63
Outstanding at December 31, 2025	3,778,964	$23.83
The total intrinsic value of restricted stock units vested was $42.5 million, $27.6 million, and $33.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The weighted-average grant date fair value of restricted stock units granted was $21.83, $25.05, and $35.02 for the years ended December 31, 2025, 2024, and 2023, respectively.
The total grant date fair value of restricted stock units vested was $65.6 million, $43.4 million and $45.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The total unrecognized compensation cost related to unvested restricted stock units was approximately $77.8 million at December 31, 2025. The weighted-average remaining recognition period is approximately 2.5 years.
Employee Stock Purchase Plan
In October 2019, the Board of Directors and stockholders also adopted and approved the 2019 Employee Stock Purchase Plan (the “ESPP”). Following the IPO, the ESPP authorized the issuance of 1,700,000 shares of common stock to purchase rights granted to the Company’s employees. Subject to the ESPP, the maximum number of shares of common stock that may be issued under the Plan will not exceed 1,700,000 shares, plus the number of shares that are automatically added on January 1st of each year, in an amount equal to the lesser of 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, and 2,500,000 shares of common stock, or such smaller amount as determined by the Company's Board of Directors. As of December 31, 2025 and December 31, 2024, 5,902,603 and 5,111,514 shares of common stock remained available to be issued under the ESPP, respectively.

The following table summarizes the purchases that were made for each purchase period of the ESPP in the years ending December 31, 2025, 2024, and 2023 (in thousands, except for share amounts):

Purchase Period	Proceeds used for purchase	Shares purchased
August 1, 2022 to January 31, 2023	$723	27,492
February 1, 2023 to July 31, 2023	$528	17,642
August 1, 2023 to January 31, 2024	$790	24,387
February 1, 2024 to July 31, 2024	$524	21,848
August 1, 2024 to January 31, 2025	$703	35,701
February 1, 2025 to July 31, 2025	$518	26,316
The next purchase period commenced on August 1, 2025 and ended on January 31, 2026.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of services	$35,332	$36,799	$34,490
Sales and marketing	30,702	30,490	27,015
General and administrative	65,833	60,841	61,106
Total stock-based compensation expense	$131,867	$128,130	$122,611
                                                    Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following (in thousands):

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total	Unrealized gains on marketable securities	Foreign currency translation adjustments	Total
Balance at beginning of period	$18	$21	$39	$2,829	$(10)	$2,819	$496	$5	$501
Other comprehensive income before reclassifications, net of tax(1)	133	326	459	4,500	31	4,531	6,143	(15)	6,128
Amounts reclassified from accumulated other comprehensive income, net of tax(2)	—	—	—	(7,311)	—	(7,311)	(3,810)	—	(3,810)
Net current period other comprehensive (loss) income	133	326	459	(2,811)	31	(2,780)	2,333	(15)	2,318
Balance at end of period	$151	$347	$498	$18	$21	$39	$2,829	$(10)	$2,819

(1) Represents unrealized gains of $0.2 million, net of tax of $0.1 million for the year ended December 31, 2025, unrealized gains of $6.2 million, net of tax of $1.7 million for the year ended December 31, 2024, and unrealized gains of $8.6 million, net of tax of $2.5 million for the year ended December 31, 2023.
(2) The effects on net income of amounts reclassified from accumulated other comprehensive income were as follows (in thousands):

Details about Accumulated Other Comprehensive Income Component	Year Ended December 31,			Affected Line Item in Statement of Operations
	2025	2024	2023
Gains on marketable securities	$—	$9,982	$5,196	Interest and other income, net
	—	9,982	5,196	Income before income taxes
	—	2,671	1,386	Provision for income taxes
	$—	$7,311	$3,810	Net income

12. Net Income Per Share
A reconciliation of net income and the number of shares in the calculation of basic and diluted net income per share is as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Basic net income per common share:
Numerator:
Net income	$58,520	$54,336	$62,037

Denominator:
Weighted-average shares used in computing basic net income per share	85,651,721	91,481,995	95,021,175
Basic net income per share	$0.68	$0.59	$0.65

Diluted net income per common share:
Numerator:
Net income	$58,520	$54,336	$62,037

Denominator:
Weighted-average shares used in computing basic net income per share	85,651,721	91,481,995	95,021,175
Effect of dilutive securities:
Options to purchase common stock	3,173,427	3,499,412	4,813,004
Shares issuable under ESPP	60	9,553	804
Warrants to purchase common stock	—	177,292	458,537
Restricted stock units	1,036,635	280,105	378,879
Total effect of dilutive securities	4,210,122	3,966,362	5,651,224
Weighted-average shares used in computing diluted net income per share	89,861,843	95,448,357	100,672,399
Diluted net income per share	$0.65	$0.57	$0.62
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2025	2024	2023
Options to purchase common stock	14,928,938	13,868,635	11,901,773
Shares issuable under ESPP	2,513	4,022	919
Restricted stock units	1,136,803	2,118,102	1,111,634
Total potential dilutive shares	16,068,254	15,990,759	13,014,326
13. 401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all employees and began employer contributions in 2018. The Company incurred expenses related to employer contributions of $2.3 million, $1.8 million, and $1.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

14. Income Taxes
The components of income before income taxes were as follows (in thousands):

Year Ended
December 31, 2025
Domestic	$100,601
Foreign	(5,169)
Income before income taxes	$95,432

The provision for income taxes is composed of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$32,652	$27,342	$2,311
State and local	12,375	11,980	2,598
Total current provision for income taxes	45,027	39,322	4,909
Deferred:
Federal	(6,903)	(6,836)	4,433
State and local	(1,212)	(3,620)	(688)
Total deferred (benefit) provision for income taxes	(8,115)	(10,456)	3,745
Total provision for income taxes	$36,912	$28,866	$8,654
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate after the adoption of ASU No. 2023-09 is as follows (in thousands, except for percentages):

	Year Ended
	December 31, 2025
	Amount	Percent
U.S. federal statutory income tax rate	$20,041	21.0%
State and local income tax, net of federal income tax effect(1)	8,565	9.0
Foreign tax effects
Germany
Change in valuation allowance	1,522	1.6
Other	(457)	(0.5)
Other foreign jurisdictions	(145)	(0.2)
Tax credits
Research and development tax credits	(2,057)	(2.2)
Nontaxable or nondeductible items
Share-based payment awards	5,774	6.1
Executive compensation	4,022	4.2
Changes in unrecognized tax benefits	267	0.3
Other adjustments	(620)	(0.6)
Effective tax rate	$36,912	38.7%

(1) State taxes in New York and California made up the majority (greater than 50 percent) of the tax effect in this category.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA includes various changes to U.S. federal income tax law, including extensions of several expiring provisions from the Tax Cuts and Jobs Act of 2017. The OBBBA has multiple effective dates, with certain provisions effective in 2025. The OBBBA did not have a material impact on the Company’s effective tax rate for the year ended December 31, 2025. The Company will continue to evaluate the impact of the new legislation on its consolidated financial statements as additional guidance is issued.

As previously disclosed for the years ended December 31, 2024 and 2023, a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate prior to the adoption of ASU No. 2023-09 is as follows (in percentages):

	Year Ended December 31,
	2024	2023
Income tax provision at statutory rate	21%	21%
State income taxes, net of federal benefit	7	2
Stock-based compensation	2	(18)
Section 162(m) compensation limitation	4	6
Other	1	1
Effective tax rate	35%	12%
The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$7,064	$5,577
Research and development capitalization	295	1,989
Stock-based compensation	73,300	60,738
Accruals and reserves	15,817	18,354
Operating lease liabilities	7,143	4,918
Depreciation and amortization	—	185
Total deferred tax assets	103,619	91,761
Valuation allowance	(3,121)	(1,779)
Deferred tax assets after valuation allowance	$100,498	$89,982
Deferred tax liabilities:
Goodwill	$(746)	$(683)
Operating lease right-of-use assets	(6,396)	(4,352)
Unrealized gain on marketable securities	(50)	(14)
Depreciation and amortization	(293)	—
Total deferred tax liabilities	(7,485)	(5,049)
Net deferred tax assets	$93,013	$84,933
Assessing the realizability of deferred tax assets requires determination of whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carry back and tax-planning strategies. The valuation allowance increased by $1.3 million during the year ended December 31, 2025. As of December 31, 2025, management believes there is sufficient positive evidence to conclude that it is more likely than not that substantially all the net deferred tax assets were realizable.

As of December 31, 2025, the Company has U.S. federal net operating loss carryforwards of $1.1 million which expire in the year 2030 and U.S. state net operating loss carryforwards of $51.3 million, which will begin to expire in the year 2038. In addition, the Company has foreign net operating loss carryforwards of $10.9 million, which will begin to expire in the year 2041. Utilization of the U.S. federal net operating loss carryforwards may be subject to an annual limitation due to ownership changes, as provided by Section 382 of the Internal Revenue Code. Such annual limitation could result in the expiration of net operating losses before their utilization.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at the beginning of the year	$603	$390	$390
Additions based upon tax positions related to the current year	277	213	—
Reductions based upon tax positions related to the prior year	(54)	—	—
Balance at the end of the year	$826	$603	$390
For the years ended December 31, 2025, 2024, and 2023, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.8 million, $0.6 million, and $0.4 million, in the aggregate, respectively. The Company classifies interest and penalties related to unrecognized tax benefits as components of the provision for income taxes. As of December 31, 2025, 2024, and 2023, the Company had no significant accrued interest or penalties related to unrecognized tax benefits and no amounts have been recognized in the Company’s consolidated statements of operations. The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. for federal and state and local jurisdictions, as well as in certain foreign jurisdictions, with varying statutes of limitations. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2020. However, to the extent the Company generated net operating losses or tax credits in closed tax years, future use of the net operating losses or tax credit carryforward balances would be subject to examination within the relevant statute of limitations for the year in which utilized.

Cash paid for income taxes, net of refunds received, were as follows (in thousands):

Year Ended
December 31, 2025
Federal	$40,530
State
California	2,900
New York	2,920
Other states	9,140
Total cash paid for income taxes, net of refunds received	$55,490
15. Commitments and Contingencies
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

	Year Ended December 31,
	2025	2024	2023
Revenue(1)	$1,288,661	$1,167,221	$1,088,598
Less:
Cost of services	984,177	913,858	849,799
Sales and marketing	72,113	63,948	59,488
General and administrative	147,094	121,960	117,127
Interest and other income, net	(10,155)	(15,747)	(8,507)
Provision for income taxes	36,912	28,866	8,654
Net income	$58,520	$54,336	$62,037
(1) Refer to footnote 3, for disaggregated revenue by service.

	As of December 31,
	2025	2024
Total Assets	$742,435	$607,102

17. Unaudited Quarterly Results of Operations Data
The following table sets forth the unaudited quarterly consolidated results of operations for each of the quarterly periods in the years ended December 31, 2025 and 2024. The unaudited quarterly results of operations have been prepared on the same basis as the audited consolidated financial statements, and we believe they reflect all normal recurring adjustments necessary for the fair statement of the Company’s results of operations for these periods. This information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. The Company’s historical operating data may not be indicative of the Company’s future performance.

	Three Months Ended
	Mar. 31, 2024	Jun. 30, 2024	Sep. 30, 2024	Dec. 31, 2024	Mar. 31, 2025	Jun. 30, 2025	Sep. 30, 2025	Dec. 31, 2025
	(in thousands)
Revenue	$278,078	$304,087	$286,625	$298,431	$324,038	$332,874	$313,346	$318,403
Cost of services	215,672	235,806	227,381	234,999	248,243	253,901	240,511	241,522
Gross profit	62,406	68,281	59,244	63,432	75,795	78,973	72,835	76,881
Operating expenses:
Sales and marketing	15,454	16,421	16,457	15,616	17,786	18,405	17,935	17,987
General and administrative	28,429	31,173	30,329	32,029	33,839	36,210	33,373	43,672
Total operating expenses	43,883	47,594	46,786	47,645	51,625	54,615	51,308	61,659
Income from operations	18,523	20,687	12,458	15,787	24,170	24,358	21,527	15,222
Interest and other income, net	3,992	4,380	5,504	1,871	2,367	2,719	2,437	2,632
Income before income taxes	22,515	25,067	17,962	17,658	26,537	27,077	23,964	17,854
Provision for income taxes	5,617	8,582	7,541	7,126	11,478	9,965	10,100	5,369
Net income	$16,898	$16,485	$10,421	$10,532	$15,059	$17,112	$13,864	$12,485
Net income per share:
Basic	$0.18	$0.18	$0.12	$0.12	$0.18	$0.20	$0.16	$0.15
Diluted	$0.17	$0.17	$0.11	$0.12	$0.17	$0.19	$0.15	$0.14
Weighted-average shares used in computing net income per share:
Basic	96,484,657	93,868,409	90,067,675	85,809,325	85,499,153	85,766,254	86,017,342	85,232,403
Diluted	101,052,933	97,839,576	93,821,812	88,914,595	89,307,934	89,638,677	90,226,278	89,464,571

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
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management's evaluation of internal control over financial reporting excluded BenefitBump LLC, which we acquired on January 8, 2025. BenefitBump represented less than 1% of our total revenues and total assets for fiscal year ended December 31, 2025.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Progyny, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Progyny, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Progyny, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BenefitBump LLC, which is included in the 2025 consolidated financial statements of the Company and constituted less than 1% of total assets and revenue as of and for the year ended December 31, 2025, respectively. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of BenefitBump LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025 and the related notes, and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
February 27, 2026

ITEM 9B.    OTHER INFORMATION
a.None.
b.On December 19, 2025, Melissa Cummings, our Chief Operating Officer, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Cummings' trading plan is for the sale of up to 24,062 shares of the Company's common stock in amounts and prices determined in accordance with a formula set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or March 31, 2027.
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
The other information required by this item will be included under the headings “Proposal 1—Election of Directors,” “Information about Director Nominees and Current Directors,” “Information about the Board of Directors and Corporate Governance,” “Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports” in our definitive proxy statement relating to the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, which we refer to as our 2026 Proxy Statement, and such required information is hereby incorporated by reference into this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included under the headings “Executive Compensation,” “Director Compensation,” and “Information about the Board of Directors and Corporate Governance” in our 2026 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2026 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10 K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the headings “Transactions with Related Persons” and “Information about the Board of Directors and Corporate Governance” in our 2026 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the headings “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” in our 2026 Proxy Statement and is hereby incorporated by reference into this Annual Report on Form 10-K.
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
3. List of Exhibits
The exhibits to this report are listed below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Progyny, Inc.	8-K	001-39100	3.2	10/31/2019
3.2	Second Amended and Restated By-laws of Progyny, Inc.	10-Q	001-39100	3.1	11/12/2024
4.1	Form of Common Stock Certificate.	S-1/A	333-233965	4.1	10/15/2019
4.2	Form of 2013 Preferred Stock Warrant.	S-1/A	333-233965	4.2	10/15/2019
4.3	Form of 2014 Preferred Stock Warrant.	S-1/A	333-233965	4.3	10/15/2019
4.4	Form of 2015 Preferred Stock Warrant.	S-1/A	333-233965	4.4	10/15/2019
4.5	Warrant to Purchase Stock issued to Silicon Valley Bank dated October 9, 2013.	S-1/A	333-233965	4.5	10/15/2019
4.6	Description of Capital Stock.					*

10.1†	Progyny, Inc. 2008 Stock Plan, as amended, and forms of agreements thereunder.	S-1	333-233965	10.2	9/27/2019
10.2†	Progyny, Inc. 2017 Equity Incentive Plan and forms of agreements thereunder.	S-8	333-233965	99.2	10/25/2019
10.3†	Amendment No. 1 to the Progyny, Inc. 2017 Equity Incentive Plan.	10-K	001-39100	10.4	3/10/2020
10.4†	Progyny, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-233965	10.4	10/15/2019
10.5†	Amendment No. 1 to the Progyny, Inc. 2019 Equity Incentive Plan.	10-K	001-3910	10.6	3/10/2020
10.6†	Progyny, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	333-233965	10.5	10/15/2019
10.7†	Form of Indemnification Agreement.	S-1	333-233965	10.6	9/27/2019
10.8†	Amended and Restated Employment Agreement between Progyny, Inc. and David Schlanger, effective January 1, 2022.	10-Q	001-39100	10.1	5/6/2022
10.9†	Amended and Restated Employment Agreement between Progyny, Inc. and Peter Anevski, effective January 1, 2022.	10-Q	001-39100	10.2	5/6/2022
10.10†	Amended and Restated Employment Agreement between Progyny, Inc. and Mark Livingston, effective June 7, 2022.	10-Q	001-39100	10.1	8/5/2022
10.11†	Employment Agreement between Progyny, Inc. and Allison Swartz, effective October 27, 2022.	10-K	001-39100	10.11	3/1/2023
10.12†	Amended and Restated Employment Agreement between Progyny, Inc. and Michael Sturmer, effective January 1, 2022.	10-Q	001-39100	10.3	5/6/2022
10.13	Sublease Agreement, dated as of July 29, 2019 by and between IPREO Holdings, LLC and Progyny, Inc.	S-1	333-233965	10.1	9/27/2019
10.14	Lease Agreement, dated as of February 25, 2022 by and between ESRT 1359 Broadway, LLC and Progyny, Inc.	10-K	001-39100	10.14	3/1/2023
10.15	Loan and Security Agreement, dated as of June 8, 2018, between Silicon Valley Bank and Registrant.	S-1	333-233965	10.10	9/27/2019

10.15	Amendments to Loan and Security Agreement, dated as of June 8, 2018, between Silicon Valley Bank and Registrant.	10-Q	001-39100	10.1	8/7/2020
10.16†	Progyny, Inc. Executive Severance Plan.	10-Q	001-39100	10.1	5/9/2025
10.17†	Form of PSU Award Agreement (2025).	10-Q	001-39100	10.2	5/9/2025
10.18	Credit Agreement dated July 1, 2025 by and among Progyny, Inc., the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Swingline Lender.	8-K	001-39100	10.1	7/8/2025
10.19†	Form of PSU Award Agreement (2022).	10-Q	001-39100	10.1	8/8/2025
10.20†	Employment Agreement between Progyny, Inc. and Geoffrey Clapp.	10-Q	001-39100	10.2	8/8/2025
10.21†	Employment Agreement between Progyny, Inc. and Melissa Cummings.	10-Q	001-39100	10.3	8/8/2025
10.22	Consulting Agreement between Progyny, Inc. and Michael Sturmer.					*
19.1	Progyny, Inc. Statement of Policy Concerning Trading in Company Securities.	10-K	001-39100	19.1	3/3/2025
21.1	List of Subsidiaries.	10-K	001-39100	21.1	3/1/2022
23.1	Consent of Ernst & Young LLP					*
24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97	Progyny, Inc. Policy for Recovery of Erroneously Awarded Compensation.	10-K	001-39100	97	2/29/2024
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	*

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

PROGYNY, INC.

Date: February 27, 2026	By:	/s/ PETER ANEVSKI
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 27, 2026.

Signature	Title

/s/ PETER ANEVSKI	Chief Executive Officer and Director
Peter Anevski	(principal executive officer)

/s/ MARK LIVINGSTON	Chief Financial Officer
Mark Livingston	(principal financial and accounting officer)

/s/ DAVID SCHLANGER	Executive Chairman
David Schlanger

/s/ ELIZABETH BIERBOWER	Director
Elizabeth Bierbower

/s/ LLOYD DEAN	Director
Lloyd Dean

/s/ KEVIN GORDON	Director
Kevin Gordon

/s/ ROGER HOLSTEIN	Director
Roger Holstein

/s/ DEBRA MORRIS	Director
Debra Morris

/s/ JEFFREY PARK	Lead Independent Director
Jeffrey Park

/s/ NORMAN PAYSON	Director
Norman Payson, M.D.

/s/ CHERYL SCOTT	Director
Cheryl Scott