Form 10-Q
period 2026-03-31
Progyny, Inc.
filed 2026-05-08
CIK 1551306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, the registrant had 78,332,370 shares of common stock, $0.0001 par value per share, outstanding.

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
•Our largest clients account for a significant portion of our revenue. In addition, a significant number of our clients are in the technology industry, and we generate a significant portion of our revenue from these clients. The loss of one or more of these clients, changes to pricing terms with these clients or changes within the technology industry could negatively impact our business, financial condition and results of operations.
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROGYNY, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$131,607	$112,238
Marketable securities	93,504	197,858
Accounts receivable, net of $56,300 and $55,659 of allowances at March 31, 2026 and December 31, 2025, respectively	263,613	220,287
Prepaid expenses and other current assets	12,827	21,392
Total current assets	501,551	551,775
Property and equipment, net	35,709	29,927
Operating lease right-of-use assets	24,275	24,990
Goodwill	19,879	19,978
Intangible assets, net	5,971	6,216
Deferred tax assets, net	93,080	93,013
Other noncurrent assets	17,872	16,536
Total assets	$698,337	$742,435
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,826	$124,071
Accrued expenses and other current liabilities	77,916	78,320
Total current liabilities	235,742	202,391
Operating lease noncurrent liabilities	23,251	24,000
Total liabilities	258,993	226,391
Commitments and Contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; at March 31, 2026 and December 31, 2025, respectively; 99,465,999 and 99,049,485 shares issued; 78,270,386 and 83,365,696 outstanding at March 31, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	717,759	700,785
Treasury stock, at cost, $0.0001 par value; 21,811,593 and 16,299,769 shares at March 31, 2026 and December 31, 2025, respectively	(505,760)	(388,075)
Accumulated earnings	227,059	202,827
Accumulated other comprehensive income	277	498
Total stockholders’ equity	439,344	516,044
Total liabilities and stockholders’ equity	$698,337	$742,435
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$328,504	$324,038
Cost of services	245,433	248,243
Gross profit	83,071	75,795
Operating expenses:
Sales and marketing	16,884	17,786
General and administrative	30,808	33,839
Total operating expenses	47,692	51,625
Income from operations	35,379	24,170
Interest and other income, net	1,504	2,367
Income before income taxes	36,883	26,537
Provision for income taxes	12,651	11,478
Net income	$24,232	$15,059
Net income per share:
Basic	$0.30	$0.18
Diluted	$0.29	$0.17
Weighted-average shares used in computing net income per share:
Basic	80,920,993	85,499,153
Diluted	84,755,262	89,307,934
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$24,232	$15,059
Other comprehensive (loss) income, net of tax
Unrealized loss on marketable securities before reclassifications	(109)	(50)
Reclassification of gains on the sale of marketable securities into net income	(39)	—
Net change on unrealized loss on marketable securities	(148)	(50)
Foreign currency translation (loss) gain	(73)	121
Total other comprehensive (loss) income, net of tax	(221)	71
Total comprehensive income	$24,011	$15,130
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount

For the three months ended March 31, 2026:
Balance at December 31, 2025	83,365,696	$9	$(388,075)	$700,785	$202,827	$498	$516,044
Issuance of employee equity awards, net of shares withheld	416,514	0	—	(3,382)	—	—	(3,382)
Stock-based compensation	—	—	—	20,356	—	—	20,356
Repurchase of common stock	(5,511,824)	—	(117,685)	—	—	—	(117,685)
Other comprehensive loss, net of tax	—	—	—	—	—	(221)	(221)
Net income	—	—	—	—	24,232	—	24,232
Balance at March 31, 2026	78,270,386	$9	$(505,760)	$717,759	$227,059	$277	$439,344

For the three months ended March 31, 2025:
Balance at December 31, 2024	85,310,698	$9	$(303,889)	$581,596	$144,307	$39	$422,062
Issuance of employee equity awards, net of shares withheld	359,126	0	—	(3,045)	—	—	(3,045)
Stock-based compensation	—	—	—	33,012	—	—	33,012
Other comprehensive income, net of tax	—	—	—	—	—	71	71
Net income	—	—	—	—	15,059	—	15,059
Balance at March 31, 2025	85,669,824	$9	$(303,889)	$611,563	$159,366	$110	$467,159

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$24,232	$15,059
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	10	11
Non-cash interest expense	279	—
Depreciation and amortization	1,483	1,108
Loss on disposal of property and equipment	52	79
Stock-based compensation expense	19,721	32,512
Bad debt expense	4,436	5,659
Net accretion of discounts on marketable securities	1,150	1,106
Changes in operating assets and liabilities:
Accounts receivable	(47,773)	(69,732)
Prepaid expenses and other current assets	9,601	(2,383)
Accounts payable	33,635	49,618
Accrued expenses and other current liabilities	1,530	17,509
Other noncurrent assets and liabilities	(2,407)	(738)
Net cash provided by operating activities	45,949	49,808

INVESTING ACTIVITIES
Purchase of property and equipment, net	(6,347)	(2,843)
Purchase of marketable securities	—	(145,809)
Sale of marketable securities	102,941	63,382
Acquisition of business, net of cash acquired	—	(9,340)
Net cash provided by (used in) investing activities	96,594	(94,610)

FINANCING ACTIVITIES
Repurchase of common stock	(118,607)	—
Proceeds from exercise of stock options	30	39
Payment of employee taxes related to equity awards	(4,844)	(3,583)
Proceeds from contributions to employee stock purchase plan	307	256
Net cash used in financing activities	(123,114)	(3,288)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(51)	15
Net increase (decrease) in cash, cash equivalents, and restricted cash	19,378	(48,075)
Cash, cash equivalents, and restricted cash, beginning of period	114,193	162,314
Cash, cash equivalents, and restricted cash, end of period	$133,571	$114,239

Cash and cash equivalents	$131,607	$109,239
Restricted cash included within prepaid expenses and other current assets	1,039	—
Restricted cash included within other noncurrent assets	925	5,000
Total cash, cash equivalents, and restricted cash	$133,571	$114,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$640	$400
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$812	$1,246

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
Basis of Presentation
The accompanying interim unaudited consolidated financial statements include the accounts of Progyny, Inc. and its wholly owned subsidiaries. The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting. These interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial position as of March 31, 2026, the results of the Company's operations for the three months ended March 31, 2026 and 2025 and the results of the Company's cash flows for the three months ended March 31, 2026 and 2025. Therefore, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026 (the “Annual Report on Form 10-K”).

The results for the three months ended March 31, 2026 are not necessarily indicative of the operating results expected for the year ending December 31, 2026 or any other future period. The Company will continue to assess these potential impacts to its business and will make adjustments to its operations as necessary.

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
The Company does not disclose the transaction price allocated to remaining performance obligations because all of the transaction price is variable and is allocated to the distinct periods to which the services relate, as discussed above. The remaining contract term is typically less than one year, due to the client’s contractual termination options. There were no material contract asset or contract liability balances as of March 31, 2026 and December 31, 2025.
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
As of March 31, 2026 and December 31, 2025, accrued receivables were $70.8 million and $54.9 million, respectively. Accrued receivables are included within accounts receivable in the consolidated balance sheet.
Accrued claims payable of $39.5 million and $30.0 million as of March 31, 2026 and December 31, 2025, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms.
As of March 31, 2026 and December 31, 2025, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $35.4 million and $33.9 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable in the consolidated balance sheet.

Accounts Receivable and Allowance for Doubtful Accounts
The accounts receivable balance primarily includes amounts due from clients and members. The Company estimates the allowance for doubtful accounts based on the lifetime expected credit losses for the client and member receivable pools, respectively. Under this current expected credit losses model, the Company determines the allowance for doubtful accounts based on factors such as the age of the receivable balance, historical experience of losses, and current economic conditions in order to develop loss rates for each of its receivable pools. An allowance for credit losses is applied at the time the asset is recognized, including to current or not yet due amounts, based on the Company’s estimated loss rates which consider the migration of receivables from current to aged and collection rates associated with receivables that are delinquent. Expected credit losses are recorded as general and administrative expenses in the consolidated statements of operations. The Company records write-offs, as a deduction from the allowance for doubtful accounts, in the period in which its receivables are deemed uncollectible, which is when all efforts of collection have been exhausted or it is no longer pursuing collection of the receivable, and can take up to several years from the initial billing based on the nature of the Company’s receivables, which consist of a high volume of low dollar balances, particularly on the member receivable pool. The following table provides a summary of the activity in this allowance (in thousands):

Three Months Ended March 31, 2026	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$55,659	$4,436	$(3,795)	$56,300
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

Research and Development Costs
Research and development costs consist primarily of personnel and related expenses, including salaries, bonuses, benefits, and stock-based compensation expense for employees engaged in research and development activities as well as third-party vendor costs. All such costs are expensed as incurred and are included within general and administrative expense in the consolidated statement of operations. The Company focuses its research and development efforts on activities related to the design, development, testing and enhancement of its product offerings and technology platforms. For the three months ended March 31, 2026 and 2025, research and development cost was $2.8 million and $1.5 million, respectively.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment in ASU 2025-05 provides entities with a practical expedient to simplify the estimation of expected credit losses by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. The Company adopted this standard prospectively in the annual period beginning January 1, 2026, and elected the practical expedient. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
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

3.Revenue
Disaggregated revenue
The following table disaggregates revenue by service (in thousands):

	Three Months Ended March 31,
	2026	2025

Fertility benefits services revenue(1)	$209,434	$206,405
Pharmacy benefits services revenue	119,070	117,633
Total revenue	$328,504	$324,038
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
The Company uses observable market data when available, and minimizes the use of unobservable inputs when determining fair value. The carrying amounts of certain of the Company's financial instruments, including cash equivalents, marketable securities, accounts receivable and accounts payable approximates fair value due to their short maturities.
As of March 31, 2026 and December 31, 2025, the Company had $129.1 million and $112.5 million, respectively, in financial assets held in money market accounts and $93.5 million and $197.9 million, respectively, held in marketable securities, including U.S. treasury bills. The Company measures these assets at fair value and all were classified as Level 1 in the fair value hierarchy. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. For the three months ended March 31, 2026 and March 31, 2025, interest income on cash, cash equivalents, restricted cash, and marketable securities, including the accretion of discounts on investments, was $1.9 million and $2.3 million, respectively.
For the three months ended March 31, 2026, the Company had no significant gross realized gains and gross realized losses related to marketable securities included within earnings.
Unrealized gains and losses on marketable securities are excluded from earnings and reported as a component of other comprehensive income (loss). As of March 31, 2026, unrealized gains and losses on marketable securities are not significant, and, as such, the amortized cost of these securities approximates fair value.
As of March 31, 2026 and December 31, 2025, the Company did not maintain any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.

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
The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for the Company's operating lease for the three months ended March 31, 2026 and 2025 was $1.0 million and $0.8 million, respectively.
Cash outflows from operating activities attributable to the operating leases for the three months ended March 31, 2026 and 2025 was $0.8 million.
Information related to the Company's leases is as follows (in thousands):

	Balance Sheet Location	March 31, 2026	December 31, 2025
Operating Leases
Right-of-use assets	Operating lease right-of-use assets	$24,275	$24,990
Short-term lease liabilities	Accrued expenses and other current liabilities	$4,029	$3,726
Long-term lease liabilities	Operating lease noncurrent liabilities	$23,251	$24,000

Other information
Weighted average remaining lease term, operating lease		8.8 years	9.0 years
Weighted average discount rate, operating lease		4.90%	4.89%
Future facility lease payments as of March 31, 2026 are as follows (in thousands):

Year Ending December 31:	Operating Lease Payments as of March 31, 2026
2026	$3,144
2027	4,343
2028	4,348
2029	3,561
2030	2,824
Thereafter	15,605
Total undiscounted lease payments	$33,825
Less: imputed interest	6,545
Present value of lease liabilities	$27,280
Less: current portion of operating lease liabilities	4,029
Operating lease noncurrent liabilities	$23,251

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

The Credit Agreement contains customary events of default, representations and warranties and covenants, including, among other things, covenants that restrict or limit the ability of the Company to incur certain additional indebtedness; create liens; engage in mergers or consolidations; make certain payments or distributions in respect of junior and unsecured indebtedness, dividends or equity interest; make certain investments; dispose of certain assets; engage in sale and lease-back transactions; engage in certain affiliate transactions; make certain modifications to the terms of junior and unsecured indebtedness, as well as negative pledge provisions, subject to customary exceptions, and customary financial covenants, including a total leverage ratio covenant and an interest coverage ratio covenant. The Company was in compliance with all financial covenants under the Credit Agreement as of March 31, 2026.

In connection with entering into the Facility in 2025, the Company capitalized issuance costs of $3.1 million related to the Facility, which were included within other assets in the consolidated balance sheet and are amortized over the life of the Credit Agreement. For the three months ended March 31, 2026, interest expense, including amortization of issuance costs, was $0.3 million. As of the date of this filing, no amounts were drawn under the Facility.
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
Share Repurchase Program
In November 2025, the Company’s Board of Directors authorized a share repurchase program of up to $200 million in shares of common stock (the “November 2025 share repurchase program”).
For the three months ended March 31, 2026, the Company repurchased a total of 5,511,824 shares of common stock under the November 2025 share repurchase program at an average price per share of $21.13 and a total cost of $116.6 million, inclusive of $0.2 million in trading fees. In addition, the Company recognized $1.1 million of excise taxes related to the share repurchases. As of March 31, 2026, the November 2025 share repurchase program was completed and no amounts remained available for repurchase under the program.

Stock-based Compensation Expense
The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of services	$6,270	$9,398
Sales and marketing	5,555	7,875
General and administrative	7,896	15,239
Total stock-based compensation expense	$19,721	$32,512
Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31, 2026
	Unrealized gains or losses on marketable securities	Foreign currency translation adjustments	Total
Balance at beginning of period	$151	$347	$498
Other comprehensive loss before reclassifications, net of tax(1)	(109)	(73)	(182)
Amounts reclassified from accumulated other comprehensive income, net of tax(2)	(39)	—	(39)
Net current period other comprehensive loss	(148)	(73)	(221)
Balance at end of period	$3	$274	$277

	Three Months Ended March 31, 2025
	Unrealized gains or losses on marketable securities	Foreign currency translation adjustments	Total
Balance at beginning of period	$18	$21	$39
Other comprehensive (loss) income before reclassifications, net of tax(1)	(50)	121	71
Amounts reclassified from accumulated other comprehensive income, net of tax(2)	—	—	—
Net current period other comprehensive (loss) income	(50)	121	71
Balance at end of period	$(32)	$142	$110

(1) Represents unrealized losses of $0.1 million, net of tax benefit of $0.0 million, for the three months ended March 31, 2026 and unrealized losses of $0.1 million, net of tax benefit of $0.0 million, for the three months ended March 31, 2025.
(2) The effects on net income of amounts reclassified from accumulated other comprehensive income were as follows (in thousands):

Details about Accumulated Other Comprehensive Income Component	Three Months Ended March 31,		Affected Line Item in Statement of Operations
	2026	2025
Gains on marketable securities	$52	$—	Interest and other income, net
	52	—	Income before income taxes
	13	—	Provision for income taxes
	$39	$—	Net income

9.Income Taxes
For the three months ended March 31, 2026 and 2025, the Company calculated its interim provision for income taxes by applying the estimated annual effective tax rate to year-to-date income before income taxes and adjusting for discrete tax items. The Company updates its estimate of the annual effective tax rate at the end of each reporting period based on its forecast of annual income before income taxes and the anticipated impact of significant permanent tax items. During the three months ended March 31, 2026 and 2025, the Company recorded a provision for income taxes of $12.7 million and $11.5 million, respectively, primarily attributable to operating profit and tax deficiencies related to stock-based compensation, recognized as discrete tax items.
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
A reconciliation of net income and the number of shares in the calculation of basic and diluted net income per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic net income per common share:
Numerator:
Net income	$24,232	$15,059

Denominator:
Weighted-average shares used in computing basic net income per share	80,920,993	85,499,153
Basic net income per share	$0.30	$0.18

Diluted net income per common share:
Numerator:
Net income	$24,232	$15,059

Denominator:
Weighted-average shares used in computing basic net income per share	80,920,993	85,499,153
Effect of dilutive securities
Options to purchase common stock	3,080,839	3,176,495
Shares issuable under ESPP	10,677	—
Restricted stock units	742,753	632,286
Total effect of dilutive securities	3,834,269	3,808,781
Weighted-average shares used in computing diluted net income per share	84,755,262	89,307,934
Diluted net income per share	$0.29	$0.17
The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	15,263,074	14,856,451
Shares issuable under ESPP	95	2,768
Restricted stock units	1,517,950	2,221,536
Total	16,781,119	17,080,755

12.     Segments
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

	Three Months Ended March 31,
	2026	2025
Revenue(1)	$328,504	$324,038
Less:
Cost of services	245,433	248,243
Sales and marketing	16,884	17,786
General and administrative	30,808	33,839
Interest and other income, net	(1,504)	(2,367)
Provision for income taxes	12,651	11,478
Net income	$24,232	$15,059
(1) Refer to footnote 3, for disaggregated revenue by service.

	As of
	March 31, 2026	December 31, 2025
Total Assets	$698,337	$742,435

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A. of this Quarterly Report on Form 10-Q.
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
We launched our fertility benefits solution in 2016 with five employer clients and have since expanded our platform to include solutions in pregnancy and postpartum, menopause and midlife, benefit and leave navigation and parent and child wellbeing in order to address the continuum of women’s health. Today, we have grown our current base of clients to more than 590 with at least 1,000 covered lives. Our clients include many of the nation’s most prominent employers across a broad array of industries. We currently have contracts to provide coverage to approximately 7.2 million employees and their covered dependents (known in our industry as covered lives, and to whom we refer to as our members). We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner, while driving exceptional client and member satisfaction. We have retained substantially all of our clients since we launched our fertility benefits solution, and our member satisfaction is evidenced by our most recent industry-leading Net Promoter Score, or NPS, of +81 for our fertility benefits solution and +79 for Progyny Rx, our integrated pharmacy benefits solution, as of December 31, 2025. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

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
________________________________
(1)Calculated based on the Society for Assisted Reproductive Technology, or SART, 2021 National Summary Report, finalized in 2024.
(2)Calculated based on CDC, 2022 National Summary and Clinic Data Sets, published in 2024
(3)Calculated based on the 12-month period ended December 31, 2023.

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
Our Clients. We currently serve over 590 employers with at least 1,000 covered lives in the United States across more than 40 industries, including technology, consumer retail, e-commerce, industrial, healthcare, media, insurance, legal, food and beverage, financial services, life sciences, professional services, government services, union, energy, manufacturing, logistics, transportation, aerospace, real estate, nonprofit and hospitality sectors. Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 300,000 employees, represent approximately 7.2 million covered lives.
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
•Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide members with access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% of our total revenue for the three months ended March 31, 2026 and 2025.

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
We continue to expand our women's health and family building solutions to include pregnancy and postpartum, menopause and midlife, benefit and leave navigation, and parent and child wellbeing solutions. While these offerings represent strategic areas of investment, they were not a significant portion of our revenue for the three months ended March 31, 2026 and 2025.
Key Operational and Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.
Member and Client Base. Our addressable market is primarily large self-insured employers, as well as labor populations under the Labor Management Relations Act of 1947 (also known as the Taft-Hartley Act) and federal government populations. There are approximately 9,000 employers in the United States who have a minimum of 1,000 employees, who together with Taft-Hartley labor populations and federal government populations, represent approximately 106 million potential covered lives in total. Our current member base of approximately 7.2 million covered lives under contract represents a mid-single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of March 31, 2026 and December 31, 2025, we served 595 and 555 clients, representing 7,179,000 and 6,689,000 members, respectively.
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

	As of March 31,		As of December 31,
	2026		2025
Client Tier (Members)	Clients	Members	Clients	Members
Up to 2,500	166	340,000	153	310,000
2,501 - 10,000	278	1,478,000	264	1,379,000
10,001 - 50,000	124	2,444,000	111	2,139,000
Greater than 50,000	27	2,917,000	27	2,861,000
Total	595	7,179,000	555	6,689,000
Benefits Utilization. A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to 7.2 million members as of March 31, 2026.
The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
Assisted Reproductive Treatment (ART) Cycles(1)	15,647	16,160
Utilization - All Members(2)	0.56%	0.54%
Utilization - Female Only(2)	0.48%	0.46%
Average Members (3)	7,185,000	6,695,000
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
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$328,504	$324,038
Cost of services(1)	245,433	248,243
Gross profit	83,071	75,795
Operating expenses:
Sales and marketing(1)	16,884	17,786
General and administrative(1)	30,808	33,839
Total operating expenses	47,692	51,625
Income from operations	35,379	24,170
Interest and other income, net	1,504	2,367
Income before income taxes	36,883	26,537
Provision for income taxes	12,651	11,478
Net income	$24,232	$15,059
Adjusted EBITDA(2)	$56,583	$57,790
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
Cost of services	$6,270	$9,398
Sales and marketing	5,555	7,875
General and administrative	7,896	15,239
Total stock‑based compensation expense	$19,721	$32,512
(2) Adjusted EBITDA is a non-GAAP financial measure that we define as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, interest and other income, net, and provision for income taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure – Adjusted EBITDA" below for a reconciliation of Adjusted EBITDA to net income, the most directly comparable measure calculated in accordance with U.S. GAAP.

	Three Months Ended March 31,
	2026	2025
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100.0%	100.0%
Cost of services	74.7%	76.6%
Gross profit	25.3%	23.4%
Operating expenses:
Sales and marketing	5.1%	5.5%
General and administrative	9.4%	10.4%
Total operating expenses	14.5%	15.9%
Income from operations	10.8%	7.5%
Interest and other income, net	0.5%	0.7%
Income before income taxes	11.2%	8.2%
Provision for income taxes	3.9%	3.5%
Net income	7.4%	4.6%
Adjusted EBITDA	17.2%	17.8%
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
We calculate Adjusted EBITDA as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, interest and other income, net, and provision for income taxes. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with U.S. GAAP, for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net income	$24,232	$15,059
Add:
Depreciation and amortization	1,483	1,108
Stock‑based compensation expense	19,721	32,512
Interest and other income, net	(1,504)	(2,367)
Provision for income taxes	12,651	11,478
Adjusted EBITDA	$56,583	$57,790
Comparison of Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,
	2026	2025	% Change

	(dollars in thousands)
Revenue	$328,504	$324,038	1%
Revenue increased by $4.5 million, or 1%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase is primarily due to a $3.0 million, or 1%, increase in revenue from our fertility benefits solution and a $1.5 million, or 1%, increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution and Progyny Rx solution was primarily due to the increase in the number of clients and covered lives, largely offset by the impact of the previously disclosed large client who did not renew its services for 2025 but provided an extended transition period over the first half of 2025 for members meeting certain criteria.
Cost of Services

	Three Months Ended March 31,
	2026	2025	% Change

	(dollars in thousands)
Cost of services	$245,433	$248,243	(1%)
Cost of services decreased by $2.8 million, or 1%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was primarily due to a reduction in medical treatment and pharmacy prescription costs associated with fertility treatments delivered driven by the previously disclosed large client who did not renew its services for 2025 but provided an extended transition period over the first half of 2025 for members meeting certain criteria. This decrease in cost of services was also attributable to a decrease in personnel-related costs, which was partially offset by an increase in other related costs of services. The decrease in personnel-related costs was due to a $3.1 million decrease in stock-based compensation expense, partially offset by higher costs attributable to incremental head count.

Gross Profit and Gross Margin

	Three Months Ended March 31,
	2026	2025	% Change

	(dollars in thousands)
Gross profit	$83,071	$75,795	10%
Gross margin	25.3%	23.4%
Gross profit increased by $7.3 million, or 10%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Gross margin increased 190 basis points for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to ongoing efficiencies realized in the delivery of our care management services as well as a decrease in stock-based compensation expense.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended March 31,
	2026	2025	% Change

	(dollars in thousands)
Sales and marketing	$16,884	$17,786	(5%)
Sales and marketing expense decreased by $0.9 million, or 5%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was primarily due to a $1.2 million decrease in personnel-related costs, partially offset by a $0.3 million increase in other related sales and marketing expenses. The decrease in personnel-related costs was due to a $2.3 million decrease in stock-based compensation expense, partially offset by higher costs attributable to incremental head count.
General and Administrative Expense

	Three Months Ended March 31,
	2026	2025	% Change

	(dollars in thousands)
General and administrative	$30,808	$33,839	(9%)
General and administrative expense decreased by $3.0 million, or 9%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was primarily due to a $4.7 million decrease in personnel-related costs and a $1.2 million decrease in bad debt expense, partially offset by a $2.9 million increase in other related general and administrative expenses. The decrease in personnel-related costs was due to a $7.3 million decrease in stock-based compensation expense, partially offset by higher costs attributable to incremental head count. The decrease in stock-based compensation expense was driven by the November 2021 retention equity grant which became fully vested in late 2025 and therefore is no longer contributing to the expense in 2026.

Interest and Other Income, Net

	Three Months Ended March 31,
	2026	2025	% Change

	(dollars in thousands)
Interest and other income, net	$1,504	$2,367	(36%)
Interest and other income, net decreased by $0.9 million, or 36% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was primarily due to a decrease in interest income and an increase in interest expense.
Provision for Income Taxes

	Three Months Ended March 31,
	2026	2025	% Change

	(dollars in thousands)
Provision for income taxes	$12,651	$11,478	10%
Provision for income taxes increased by $1.2 million, or 10%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily due to higher operating profit, partially offset by a decrease in tax deficiencies related to stock-based compensation.
Liquidity and Capital Resources
As of March 31, 2026, we had $131.6 million of cash and cash equivalents and $93.5 million of marketable securities. We have financed our operations primarily through cash generated from the sales of our solutions. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.
On July 1, 2025, we entered into a revolving credit facility (the “Facility”) pursuant to a Credit Agreement (the “Credit Agreement”) with the lenders and issuing banks, party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, and swingline lender. The Credit Agreement makes available a maximum aggregate amount of $200 million, subject to customary borrowing conditions, until its maturity on July 1, 2030. We are in compliance with all financial covenants under the Credit Agreement as of March 31, 2026. As of the date of this filing, no amounts were drawn under the Facility. Refer to Note 6 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
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

The following table summarizes our cash flows from operations for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cash provided by operating activities	$45,949	$49,808
Cash provided by (used in) investing activities	96,594	(94,610)
Cash used in financing activities	(123,114)	(3,288)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(51)	15
Net increase (decrease) in cash, cash equivalents, and restricted cash	$19,378	$(48,075)
Operating Activities
Net cash provided by operating activities was $45.9 million for the three months ended March 31, 2026, primarily consisting of net income of $24.2 million adjusted for certain items, which includes $19.7 million of stock-based compensation expense, $4.4 million of bad debt expense, $1.5 million of depreciation and amortization, $1.2 million of net accretion of discounts on marketable securities, $0.3 million of non-cash interest expense, and $0.1 million of loss on disposal of property and equipment. Changes in operating assets and liabilities resulted in cash used in operating activities from an increase in accounts receivable of $47.8 million and other noncurrent assets and liabilities of $2.4 million, partially offset by cash provided by operating activities from an increase in accounts payable of $33.6 million and accrued expenses and other current liabilities of $1.5 million, and a decrease in prepaid expenses and other current assets of $9.6 million. These changes were a result of the impact of revenue growth and our operating results as well as the timing of cash collections and payments to third parties, including $0.6 million of cash paid for income taxes, net of refunds received for the period ended March 31, 2026.
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
Investing Activities
Net cash provided by investing activities was $96.6 million for the three months ended March 31, 2026 which primarily consisted of net proceeds from marketable securities of $102.9 million. The remainder of the activity consisted of purchases of computers, software, including capitalized software development costs, leasehold improvements, and furniture and fixtures.
For the three months ended March 31, 2025, net cash used in investing activities was $94.6 million for the three months ended March 31, 2025 which primarily consisted of net investments in marketable securities of $82.4 million and $9.3 million of cash used in a business acquisition, net of cash acquired. The remainder of the activity consisted of purchases of computers, software, including capitalized software development costs, and furniture and fixtures.
Our capital investments, including investments in technology and the development of software, are expected to increase over the next 12 months as we continue to invest in our benefits offerings and growth strategy.

Financing Activities
Net cash used in financing activities was $123.1 million for the three months ended March 31, 2026, consisting of $118.6 million of cash paid for repurchases of common stock under the November 2025 share repurchase program, inclusive of $0.2 million in trading fees, payments of $4.8 million for employee taxes related to equity awards, partially offset by $0.3 million in proceeds from contributions to our employee stock purchase plan.
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
For the three months ended March 31, 2026, we repurchased a total of 5,511,824 shares of common stock under the November 2025 share repurchase program at an average price per share of $21.13 and a total cost of $116.6 million, inclusive of $0.2 million in trading fees. In addition, we recognized $1.1 million of excise taxes related to the share repurchases. As of March 31, 2026, the November 2025 share repurchase program was completed, and no amounts remained available for repurchase under the program.
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
For additional information about our significant accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K as well as "Financial Statements (Unaudited) — Note 1 – Business and Basis of Presentation" and "Financial Statements (Unaudited) — Note 2 – Significant Accounting Policies" in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no material changes to the Company’s critical accounting policies and estimates since our Annual Report on Form 10-K.

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
At March 31, 2026, we had cash and cash equivalents of $131.6 million and marketable securities of $93.5 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. A hypothetical 1% change in interest rates would not result in a material impact on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have provided, and may continue to provide, guidance about our business and future results of operations. On May 7, 2026, we issued guidance for the second quarter of 2026 and full year 2026. Our guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given and may be revised at a later time, solely in our discretion, as we learn more information. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In developing guidance, our management must make certain assumptions and judgments about, among other things, our business strategy, plans, and goals; expectations concerning our market position and future operations; and other financial and operating information, as well as the impact of events beyond our control, such as macroeconomic conditions, shortages of fertility medications or trends in utilization or consumption, that are inherently difficult to predict. While the guidance may be presented with numerical specificity, it is necessarily speculative in nature. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or consensus due to a number of factors, many of which are outside of our control and which could adversely affect our business and future results of operations. In addition, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of our future results of operations fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
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
As part of our growth strategy, we are focused on retaining and expanding our services within our existing client base. Our clients can expand the benefits they offer their employees in a number of ways, including by adding egg freezing, increasing the number of Smart Cycle units, and adding our Progyny Rx solution or any of our other solutions and services. We went live with Progyny Rx in 2018, and 93% of our current clients have now launched this solution, including approximately 97% of the clients we signed in 2025.
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

Our largest clients account for a significant portion of our revenue. In addition, a significant number of our clients are in the technology industry, and we generate a significant portion of our revenue from these clients. The loss of one or more of these clients, changes to pricing terms with these clients or changes within the technology industry could negatively impact our business, financial condition and results of operations.
We currently have contracts to serve over 590 employers with at least 1,000 covered lives in the United States across more than 40 industries. Our largest clients account for a significant portion of our revenue. In addition, a significant number of our clients are in the technology industry, and we generate a significant portion of our revenue from these clients. For the three months ended March 31, 2026 and March 31, 2025, no client accounted for more than 10% of our total revenue. Engagement with our clients is generally covered through contracts that are multi-year in duration. Our clients may terminate early, decline to renew their existing contracts with us upon expiration, or renegotiate pricing terms at the time of renewal, any of which could have a negative impact on our business, financial condition and results of operations. In addition, changes in the technology industry, including reductions in workforce or heightened employee attrition, changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.
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
The health benefits industry may be subject to negative publicity, which can arise from, among other things, increases in premium rates, industry consolidation, cost of care initiatives, and drug prices. In addition, negative publicity may result in increased regulation and legislative review of industry practices, which may further increase our costs of doing business and adversely affect our profitability. For example, PBM reform, increased disclosure requirements or additional review of benefit administrators by the Department of Health and Human Services' Office of Inspector General, or OIG, could potentially affect our business and operations. Negative public perception or publicity of the health benefits industry in general, the insurance carriers with whom we integrate our solutions, our self-insured employer clients, or us could adversely affect our business, financial condition and results of operations.
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

Licensing Requirements

Many states have licensure or registration requirements for entities acting as a third party administrator, or TPA, or pharmacy benefit manager, or PBM. We are licensed, are exempt from licensure or registration, or believe that we are otherwise authorized in the states where we provide TPA and PBM services. These licenses require us to comply with the rules and regulations of the governmental bodies that issued such licenses, including maintaining certain solvency or bond requirements. Our failure to comply with such rules and regulations could result in significant administrative penalties, including monetary penalties and corrective action plans, the suspension of a license, or the loss of a license, all of which could negatively impact our business.

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

HIPAA Privacy and Security Requirements

When acting as a “Business Associate” under the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, to the extent permitted by applicable privacy regulations and our contractual arrangements with our clients, we are permitted to use and disclose protected health information to perform our services and for other limited purposes, but other uses and disclosures, such as marketing communications, require written authorization from the member or must meet an exception specified under HIPAA. If we, or any of our downstream Business Associates, are unable to properly protect the privacy and security of protected health information entrusted to us, we could be in breach of contractual arrangements with our clients and be subject to investigation by HHS' Office for Civil Rights, or OCR. In the event the OCR finds that we have failed to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties.

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

Restrictions on Communication

Communications with our members increasingly may be subject to and restricted by laws and regulations governing communications via telephone, fax, text, and email. We use email and social media platforms as marketing tools. For example, we maintain corporate social media accounts. As laws and regulations, including enforcement by the Federal Trade Commission, or FTC, rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in connection with the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

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

The Supreme Court’s ruling in Rutledge, Mckee Foods v. BFP Inc. and other recent rulings have provided more clarity on the legality of state-level legislation regulating PBMs. However, new legislation aimed at controlling prescription drug costs and providing pricing transparency and regulatory oversight of PBMs continue to be enacted. A large majority of states have adopted some form of oversight legislation. In certain states, PBMs are required to file transparency reports or otherwise disclose contractual arrangements with health plans or health insurance issuers and regulators have begun to conduct audits of PBM operations.

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
In the first quarter of 2026, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.

Share Repurchase Program
On November 5, 2025, the Company announced the November 2025 share repurchase program (the "November 2025 share repurchase program") of up to $200 million in shares of common stock. As of March 31, 2026, the November 2025 share repurchase program was completed, and no amounts remained available under the program.
The following table provides a summary of shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans in the three months ended March 31, 2026:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (in thousands)

January 1, 2026 through January 31, 2026	1,603,452	$25.59	1,562,893	$76,459,114
February 1, 2026 through February 28, 2026	1,780,664	$21.34	1,765,874	$38,789,841
March 1, 2026 through March 31, 2026	2,333,441	$17.76	2,183,057	—
Total shares repurchased	5,717,557	$21.07	5,511,824
(1)Includes shares withheld on net settlements of restricted stock units that vested under our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
a.None.
b.None.
c.During the three months ended March 31, 2026, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows:
On January 26, 2026, Peter Anevski, our Chief Executive Officer, terminated the trading plan that was intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act adopted by him on March 31, 2025. The plan provided for the sale of up to 1,244,220 shares of the Company’s common stock in amounts and prices determined in accordance with a formula set forth in the plan.

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

Progyny, Inc. (Registrant)

Date: May 8, 2026	By:	/s/ Peter Anevski
Peter Anevski
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Mark Livingston
Mark Livingston
Chief Financial Officer (Principal Financial and Accounting Officer)