Form 10-Q
period 2026-06-30
Progyny, Inc.
filed 2026-08-07
CIK 1551306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, the registrant had 76,726,798 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PROGYNY, INC.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$152,632	$112,238
Marketable securities	84,293	197,858
Accounts receivable, net of $54,735 and $55,659 of allowances at June 30, 2026 and December 31, 2025, respectively	257,476	220,287
Prepaid expenses and other current assets	18,617	21,392
Total current assets	513,018	551,775
Property and equipment, net	41,992	29,927
Operating lease right-of-use assets	23,577	24,990
Goodwill	19,853	19,978
Intangible assets, net	5,748	6,216
Deferred tax assets, net	93,077	93,013
Other noncurrent assets	18,571	16,536
Total assets	$715,836	$742,435
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$152,050	$124,071
Accrued expenses and other current liabilities	88,034	78,320
Total current liabilities	240,084	202,391
Operating lease noncurrent liabilities	22,495	24,000
Total liabilities	262,579	226,391
Commitments and Contingencies (Note 7)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; at June 30, 2026 and December 31, 2025, respectively; 99,774,414 and 99,049,485 shares issued; 77,390,288 and 83,365,696 outstanding at June 30, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	735,417	700,785
Treasury stock, at cost, $0.0001 par value; 23,000,106 and 16,299,769 shares at June 30, 2026 and December 31, 2025, respectively	(537,525)	(388,075)
Accumulated earnings	255,111	202,827
Accumulated other comprehensive income	245	498
Total stockholders’ equity	453,257	516,044
Total liabilities and stockholders’ equity	$715,836	$742,435
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$350,511	$332,874	$679,015	$656,912
Cost of services	261,210	253,901	506,643	502,144
Gross profit	89,301	78,973	172,372	154,768
Operating expenses:
Sales and marketing	18,074	18,405	34,958	36,191
General and administrative	31,224	36,210	62,032	70,049
Total operating expenses	49,298	54,615	96,990	106,240
Income from operations	40,003	24,358	75,382	48,528
Interest and other income, net	1,134	2,719	2,638	5,086
Income before income taxes	41,137	27,077	78,020	53,614
Provision for income taxes	13,085	9,965	25,736	21,443
Net income	$28,052	$17,112	$52,284	$32,171
Net income per share:
Basic	$0.36	$0.20	$0.66	$0.38
Diluted	$0.34	$0.19	$0.63	$0.36
Weighted-average shares used in computing net income per share:
Basic	78,165,235	85,766,254	79,528,569	85,644,091
Diluted	82,141,428	89,638,677	83,476,446	89,507,906
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statement of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$28,052	$17,112	$52,284	$32,171
Other comprehensive (loss) income, net of tax
Unrealized loss on marketable securities before reclassifications	(17)	(17)	(126)	(67)
Reclassification of gains on the sale of marketable securities into net income	—	—	(39)	—
Net change on unrealized loss on marketable securities	(17)	(17)	(165)	(67)
Foreign currency translation (loss) gain	(15)	125	(88)	246
Total other comprehensive (loss) income, net of tax	(32)	108	(253)	179
Total comprehensive income	$28,020	$17,220	$52,031	$32,350

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount

For the three months ended June 30, 2026:
Balance at March 31, 2026	78,270,386	$9	$(505,760)	$717,759	$227,059	$277	$439,344
Issuance of employee equity awards, net of shares withheld	308,415	0	—	(3,517)	—	—	(3,517)
Stock-based compensation	—	—	—	21,175	—	—	21,175
Repurchase of common stock	(1,188,513)	—	(31,765)	—	—	—	(31,765)
Other comprehensive loss, net of tax	—	—	—	—	—	(32)	(32)
Net income	—	—	—	—	28,052	—	28,052
Balance at June 30, 2026	77,390,288	$9	$(537,525)	$735,417	$255,111	$245	$453,257

For the three months ended June 30, 2025:
Balance at March 31, 2025	85,669,824	$9	$(303,889)	$611,563	$159,366	$110	$467,159
Issuance of employee equity awards, net of shares withheld	257,687	0	—	(2,430)	—	—	(2,430)
Stock-based compensation	—	—	—	33,073	—	—	33,073
Other comprehensive income, net of tax	—	—	—	—	—	108	108
Net income	—	—	—	—	17,112	—	17,112
Balance at June 30, 2025	85,927,511	$9	$(303,889)	$642,206	$176,478	$218	$515,022

For the six months ended June 30, 2026:
Balance at December 31, 2025	83,365,696	$9	$(388,075)	$700,785	$202,827	$498	$516,044
Issuance of employee equity awards, net of shares withheld	724,929	0	—	(6,899)	—	—	(6,899)
Stock-based compensation	—	—	—	41,531	—	—	41,531
Repurchase of common stock	(6,700,337)	—	(149,450)	—	—	—	(149,450)
Other comprehensive loss, net of tax	—	—	—	—	—	(253)	(253)
Net income	—	—	—	—	52,284	—	52,284
Balance at June 30, 2026	77,390,288	$9	$(537,525)	$735,417	$255,111	$245	$453,257

For the six months ended June 30, 2025:
Balance at December 31, 2024	85,310,698	$9	$(303,889)	$581,596	$144,307	$39	$422,062
Issuance of employee equity awards, net of shares withheld	616,813	0	—	(5,475)	—	—	(5,475)
Stock-based compensation	—	—	—	66,085	—	—	66,085
Other comprehensive income, net of tax	—	—	—	—	—	179	179
Net income	—	—	—	—	32,171	—	32,171
Balance at June 30, 2025	85,927,511	$9	$(303,889)	$642,206	$176,478	$218	$515,022
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PROGYNY, INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$52,284	$32,171
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	20	23
Non-cash interest expense	437	—
Depreciation and amortization	3,106	2,313
Loss on disposal of property and equipment	580	79
Stock-based compensation expense	40,199	64,895
Bad debt expense	10,176	11,017
Net accretion of discounts on marketable securities	566	27
Changes in operating assets and liabilities:
Accounts receivable, net	(47,388)	(47,166)
Prepaid expenses and other current assets	3,808	(7,946)
Accounts payable	27,843	45,207
Accrued expenses and other current liabilities	7,979	5,852
Other noncurrent assets and liabilities	(3,236)	(1,154)
Net cash provided by operating activities	96,374	105,318

INVESTING ACTIVITIES
Purchase of property and equipment, net	(12,566)	(8,112)
Purchase of marketable securities	—	(200,088)
Sale of marketable securities	112,712	93,015
Acquisition of business, net of cash acquired	—	(9,340)
Net cash provided by (used in) investing activities	100,146	(124,525)

FINANCING ACTIVITIES
Repurchase of common stock	(148,630)	—
Payment of excise tax from repurchase of common stock	(528)	—
Proceeds from exercise of stock options	31	18
Payment of employee taxes related to equity awards	(7,547)	(6,195)
Proceeds from contributions to employee stock purchase plan	666	560
Net cash used in financing activities	(156,008)	(5,617)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(102)	52
Net increase (decrease) in cash, cash equivalents, and restricted cash	40,410	(24,772)
Cash, cash equivalents, and restricted cash, beginning of period	114,193	162,314
Cash, cash equivalents, and restricted cash, end of period	$154,603	$137,542

Cash and cash equivalents	$152,632	$132,506
Restricted cash included within prepaid expenses and other current assets	1,046	—
Restricted cash included within other noncurrent assets	925	5,036
Total cash, cash equivalents, and restricted cash	$154,603	$137,542

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$18,981	$24,342
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Additions of property and equipment, net included in accounts payable and accrued expenses	$2,116	$468
Repurchases of common stock recorded in accrued expenses and other current liabilities	$1,501	$—
Excise tax payable on common stock included in accrued expenses and other current liabilities	$1,321	$—
Payment of employee taxes related to equity awards included in accrued expenses and other current liabilities	$971	$22
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
Basis of Presentation
The accompanying interim unaudited consolidated financial statements include the accounts of Progyny, Inc. and its wholly owned subsidiaries. The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial reporting, under which certain footnote disclosures included within the annual financial statements are condensed or omitted. These interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state the Company's financial position as of June 30, 2026, the results of the Company's operations for the three and six months ended June 30, 2026 and 2025 and the results of the Company's cash flows for the six months ended June 30, 2026 and 2025. Therefore, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026 (the “Annual Report on Form 10-K”).

The results for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results expected for the year ending December 31, 2026 or any other future period. The Company will continue to assess these potential impacts to its business and will make adjustments to its operations as necessary.

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
Fertility Benefits Solution Revenue
Progyny primarily generates revenue through its fertility benefits solution, in which Progyny provides self-insured enterprise entities (“clients”) and their employees and partners (together, “members”) with fertility benefits. As part of the fertility benefits solution, Progyny provides access to effective and cost-efficient fertility treatments, referred to as Smart Cycles, as well as other related services. Smart Cycles are proprietary treatment bundles that include certain medical services available to members through Progyny’s proprietary, credentialed network of provider clinics. In addition to access to Progyny’s Smart Cycle treatment bundles and access to Progyny’s network of provider clinics, the fertility benefits solution includes other comprehensive services, which Progyny refers to as care management services, such as active management of the provider clinic network, real-time member eligibility and treatment authorization, member-facing digital tools throughout the Smart Cycle and detailed quarterly reporting, all supported by client facing account management and end-to-end comprehensive member support provided by Progyny’s in house staff of PCAs.
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
The Company does not disclose the transaction price allocated to remaining performance obligations because all of the transaction price is variable and is allocated to the distinct periods to which the services relate, as discussed above. The remaining contract term is typically less than one year, due to the client’s contractual termination options. There were no material contract asset or contract liability balances as of June 30, 2026 and December 31, 2025.
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
As of June 30, 2026 and December 31, 2025, accrued receivables were $69.0 million and $54.9 million, respectively. Accrued receivables are included within accounts receivable, net in the consolidated balance sheet.
Accrued claims payable of $41.2 million and $30.0 million as of June 30, 2026 and December 31, 2025, respectively, are included within accrued expenses and other current liabilities in the consolidated balance sheet. Claims payable are generally paid within 30 days based on contractual terms.
As of June 30, 2026 and December 31, 2025, unbilled receivables, which represent claims received and approved but unbilled at the end of the reporting period, were $36.4 million and $33.9 million, respectively. Unbilled receivables are typically billed to clients within 30 days of the approved claim based on the contractual billing schedule agreed upon with the client. Unbilled receivables are included in accounts receivable, net in the consolidated balance sheet.

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

Six Months Ended June 30, 2026	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts	$55,659	$10,176	$(11,100)	$54,735
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

Research and Development Costs
Research and development costs consist primarily of personnel and related expenses, including salaries, bonuses, benefits, and stock-based compensation expense for employees engaged in research and development activities as well as third-party vendor costs. All such costs are expensed as incurred and are included within general and administrative expense in the consolidated statement of operations. The Company focuses its research and development efforts on activities related to the design, development, testing and enhancement of its product offerings and technology platforms. For the three months ended June 30, 2026 and 2025, research and development costs were $3.3 million and $2.3 million, respectively. For the six months ended June 30, 2026 and 2025, research and development costs were $6.1 million and $3.8 million respectively.
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

3.Revenue
Disaggregated revenue
The following table disaggregates revenue by service (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Fertility benefits services revenue (1)	$230,209	$213,943	$439,643	$420,348
Pharmacy benefits services revenue	120,302	118,931	239,372	236,564
Total revenue	$350,511	$332,874	$679,015	$656,912
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
As of June 30, 2026 and December 31, 2025, the Company had $156.2 million and $112.5 million, respectively, in financial assets held in money market accounts and $84.3 million and $197.9 million, respectively, held in marketable securities, including U.S. treasury bills. The Company measures these assets at fair value and all were classified as Level 1 in the fair value hierarchy. The Company classified these assets as Level 1 because the values of these assets are determined using unadjusted quoted prices in active markets for identical assets. For the three months ended June 30, 2026 and 2025, interest income on cash, cash equivalents, restricted cash, and marketable securities, including the accretion of discounts on investments, was $1.5 million and $2.4 million, respectively. For the six months ended June 30, 2026 and 2025, interest income on cash, cash equivalents, restricted cash, and marketable securities, including the accretion of discounts on investments, was $3.4 million and $4.7 million, respectively.
For the three and six months ended June 30, 2026, the Company had no significant gross realized gains or losses related to marketable securities included within earnings.
Unrealized gains and losses on marketable securities are excluded from earnings and reported as a component of other comprehensive income (loss). As of June 30, 2026, unrealized gains and losses on marketable securities are not significant and, as such, the amortized cost of these securities approximates fair value.
As of June 30, 2026 and December 31, 2025, the Company did not maintain any assets or liabilities classified as Level 2 or Level 3 in the fair value hierarchy.
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

The Company recognizes lease expense on a straight-line basis over the lease term. Lease expense for the Company's operating lease for the three months ended June 30, 2026 and 2025 was $1.1 million and $1.0 million, respectively. For the six months ended June 30, 2026 and 2025, lease expense was $2.1 million and $1.8 million, respectively.
Cash outflows from operating activities attributable to the operating leases for the six months ended June 30, 2026 and 2025 was $1.4 million and $1.5 million, respectively.
Information related to the Company's leases is as follows (in thousands):

	Balance Sheet Location	June 30, 2026	December 31, 2025
Operating Leases
Right-of-use assets	Operating lease right-of-use assets	$23,577	$24,990
Short-term lease liabilities	Accounts payable and Accrued expenses and other current liabilities	$4,475	$3,726
Long-term lease liabilities	Operating lease noncurrent liabilities	$22,495	$24,000

Other information
Weighted average remaining lease term, operating lease		8.6 years	9.0 years
Weighted average discount rate, operating lease		4.91%	4.89%
Future facility lease payments as of June 30, 2026 are as follows (in thousands):

Year Ending December 31:	Operating Lease Payments as of June 30, 2026
2026	$2,511
2027	4,341
2028	4,346
2029	3,560
2030	2,824
Thereafter	15,606
Total undiscounted lease payments	$33,188
Less: imputed interest	6,218
Present value of lease liabilities	$26,970
Less: current portion of operating lease liabilities	4,475
Operating lease noncurrent liabilities	$22,495
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

The Credit Agreement contains customary events of default, representations and warranties and covenants, including, among other things, covenants that restrict or limit the ability of the Company to incur certain additional indebtedness; create liens; engage in mergers or consolidations; make certain payments or distributions in respect of junior and unsecured indebtedness, dividends or equity interest; make certain investments; dispose of certain assets; engage in sale and lease-back transactions; engage in certain affiliate transactions; make certain modifications to the terms of junior and unsecured indebtedness, as well as negative pledge provisions, subject to customary exceptions, and customary financial covenants, including a total leverage ratio covenant and an interest coverage ratio covenant. The Company was in compliance with all financial covenants under the Credit Agreement as of June 30, 2026.

In connection with entering into the Facility in 2025, the Company capitalized issuance costs of $3.1 million related to the Facility, which were included within other noncurrent assets in the consolidated balance sheet and are amortized over the life of the Credit Agreement. For the three and six months ended June 30, 2026, interest expense, including amortization of issuance costs, was $0.3 million and $0.6 million, respectively. As of the date of this filing, no amounts were drawn under the Facility.
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
8.Stockholders’ Equity
Share Repurchase Programs
In November 2025, the Company’s Board of Directors authorized a share repurchase program of up to $200 million in shares of common stock (the “November 2025 share repurchase program”). In May 2026, the Company's Board of Directors authorized an additional share repurchase program of up to $200 million in shares of common stock (the “May 2026 share repurchase program", and together with the November 2025 share repurchase program, the ("share repurchase programs").
Repurchases under the May 2026 share repurchase program may be made in the form of open market repurchases, including through plans complying with Rule 10b5-1 under the Exchange Act, depending on stock price, market conditions, and other factors, as determined by the Company. There can be no assurance as to the total number of shares that will be repurchased by the Company.
During the six months ended June 30, 2026, the Company repurchased a total of 6,700,337 shares of common stock under the share repurchase programs at an average price per share of $22.08 and a total cost of $148.1 million, inclusive of $0.2 million in trading fees. In addition, the Company recognized $1.3 million of excise taxes related to the share repurchases. As of June 30, 2026, $168.5 million remained available for purchases under the May 2026 share repurchase program.

The November 2025 share repurchase program was completed in March 2026, and no amounts remained available for repurchase under the program. As of the date of this filing, the Company repurchased a total of 2,052,571 shares of common stock under the May 2026 share repurchase program for a total cost of $58.5 million.
Stock-based Compensation Expense
The following table summarizes stock-based compensation expense, which was included in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of services	$6,133	$9,542	$12,403	$18,940
Sales and marketing	5,570	8,184	11,125	16,059
General and administrative	8,775	14,657	16,671	29,896
Total stock-based compensation expense	$20,478	$32,383	$40,199	$64,895
Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following (in thousands):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Unrealized gains or losses on marketable securities	Foreign currency translation adjustments	Total	Unrealized gains or losses on marketable securities	Foreign currency translation adjustments	Total
Balance at beginning of period	$3	$274	$277	$(32)	$142	$110
Other comprehensive (loss) income before reclassifications, net of tax(1)	(17)	(15)	(32)	(17)	125	108
Amounts reclassified from accumulated other comprehensive income, net of tax(3)	—	—	—	—	—	—
Net current period other comprehensive (loss) income	(17)	(15)	(32)	(17)	125	108
Balance at end of period	$(14)	$259	$245	$(49)	$267	$218

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Unrealized gains or losses on marketable securities	Foreign currency translation adjustments	Total	Unrealized gains or losses on marketable securities	Foreign currency translation adjustments	Total
Balance at beginning of period	$151	$347	$498	$18	$21	$39
Other comprehensive (loss) income before reclassifications, net of tax(2)	(126)	(88)	(214)	(67)	246	179
Amounts reclassified from accumulated other comprehensive income, net of tax(3)	(39)	—	(39)	—	—	—
Net current period other comprehensive (loss) income	(165)	(88)	(253)	(67)	246	179
Balance at end of period	$(14)	$259	$245	$(49)	$267	$218

(1) Represents unrealized losses of $0.1 million, net of tax benefit of $0.0 million, for the three months ended June 30, 2026 and unrealized losses of $0.0 million, net of tax benefit of $0.0 million, for the three months ended June 30, 2025.
(2) Represents unrealized losses of $0.2 million, net of tax benefit of $0.0 million, for the six months ended June 30, 2026 and unrealized losses of $0.1 million, net of tax benefit of $0.0 million, for the six months ended June 30, 2025.
(3) The effects on net income of amounts reclassified from accumulated other comprehensive income were as follows (in thousands):

Details about Accumulated Other Comprehensive Income Component	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in Statement of Operations
	2026	2025	2026	2025
Gains on marketable securities	$—	$—	$52	$—	Interest and other income, net
	—	—	52	—	Income before income taxes
	—	—	13	—	Provision for income taxes
	$—	$—	$39	$—	Net income
9.Income Taxes
For the six months ended June 30, 2026 and 2025, the Company calculated its interim provision for income taxes by applying the estimated annual effective tax rate to year-to-date income before income taxes and adjusting for discrete tax items. The Company updates its estimate of the annual effective tax rate at the end of each reporting period based on its forecast of annual income before income taxes and the anticipated impact of significant permanent tax items. During the six months ended June 30, 2026 and 2025, the Company recorded a provision for income taxes of $25.7 million and $21.4 million, respectively, primarily attributable to operating profit and tax deficiencies related to stock-based compensation, recognized as a discrete tax item.
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
A reconciliation of net income and the number of shares in the calculation of basic and diluted net income per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net income per common share:
Numerator:
Net income	$28,052	$17,112	$52,284	$32,171

Denominator:
Weighted-average shares used in computing basic net income per share	78,165,235	85,766,254	79,528,569	85,644,091
Basic net income per share	$0.36	$0.20	$0.66	$0.38

Diluted net income per common share:
Numerator:
Net income	$28,052	$17,112	$52,284	$32,171

Denominator:
Weighted-average shares used in computing basic net income per share	78,165,235	85,766,254	79,528,569	85,644,091
Effect of dilutive securities
Options to purchase common stock	3,117,110	3,174,843	3,098,931	3,173,687
Shares issuable under ESPP	—	1,384	109	—
Restricted stock units	859,083	696,196	848,837	690,128
Total effect of dilutive securities	3,976,193	3,872,423	3,947,877	3,863,815
Weighted-average shares used in computing diluted net income per share	82,141,428	89,638,677	83,476,446	89,507,906
Diluted net income per share	$0.34	$0.19	$0.63	$0.36

The following weighted-average outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	15,522,001	15,199,884	15,522,238	15,207,450
Shares issuable under ESPP	6,887	—	9,564	933
Restricted stock units	941,542	1,759,928	1,004,308	1,810,438
Total	16,470,430	16,959,812	16,536,110	17,018,821

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue(1)	$350,511	$332,874	$679,015	$656,912
Less:
Cost of services	261,210	253,901	506,643	502,144
Sales and marketing	18,074	18,405	34,958	36,191
General and administrative	31,224	36,210	62,032	70,049
Interest and other income, net	(1,134)	(2,719)	(2,638)	(5,086)
Provision for income taxes	13,085	9,965	25,736	21,443
Net income	$28,052	$17,112	$52,284	$32,171

(1) Refer to footnote 3 for disaggregated revenue by service.

	As of
	June 30, 2026	December 31, 2025
Total Assets	$715,836	$742,435

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
We launched our fertility benefits solution in 2016 with five employer clients and have since expanded our platform to include solutions in pregnancy and postpartum, menopause and midlife, benefit and leave navigation and parent and child wellbeing in order to address the continuum of women’s health. Today, we have grown our current base of clients to more than 600 with at least 1,000 covered lives. Our clients include many of the nation’s most prominent employers across a broad array of industries. We currently have contracts to provide coverage to approximately 7.2 million employees and their covered dependents (known in our industry as covered lives, and to whom we refer to as our members). We have achieved this growth by demonstrating that our purpose-built, data-driven and disruptive platform consistently delivers superior clinical outcomes in a cost-efficient manner, while driving exceptional client and member satisfaction. We have retained substantially all of our clients since we launched our fertility benefits solution, and our member satisfaction is evidenced by our most recent industry-leading Net Promoter Score, or NPS, of +81 for our fertility benefits solution and +79 for Progyny Rx, our integrated pharmacy benefits solution, as of December 31, 2025. Our members experience healthier pregnancies and superior rates of pregnancy and live births, as well as reduced rates of miscarriages and multiple births, saving valuable time and money and limiting personal and professional disruption.

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

(1) Calculated based on the Society for Assisted Reproductive Technology, or SART, 2021 National Summary Report, finalized in 2024.
(2) Calculated based on CDC, 2022 National Summary and Clinic Data Sets, published in 2024
(3) Calculated based on the 12-month period ended December 31, 2023.

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
Our Clients. We currently serve over 600 employers with at least 1,000 covered lives in the United States across more than 40 industries, including technology, consumer retail, e-commerce, industrial, healthcare, media, insurance, legal, food and beverage, financial services, life sciences, professional services, government services, union, energy, manufacturing, logistics, transportation, aerospace, real estate, nonprofit and hospitality sectors. Our current clients, who are industry leaders across both high-growth and mature industries and who range in size from approximately 1,000 to 300,000 employees, represent approximately 7.2 million covered lives.
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
•Population-Based Component. Clients who purchase our fertility benefits solution also typically pay us a per employee per month fee, or PEPM fee, which is population-based. This allows us to provide members with access to our PCAs for fertility and family building education and guidance and other digital tools to all of our members, regardless of whether they ultimately pursue fertility treatment. PEPM fees represented 1% of our total revenue for the six months ended June 30, 2026 and 2025.

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
We continue to expand our women's health and family building solutions to include pregnancy and postpartum, menopause and midlife, benefit and leave navigation, and parent and child wellbeing solutions. While these offerings represent strategic areas of investment, they were not a significant portion of our revenue for the six months ended June 30, 2026 and 2025.
Key Operational and Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.
Member and Client Base. Our addressable market is primarily large self-insured employers, as well as labor populations under the Labor Management Relations Act of 1947 (also known as the Taft-Hartley Act) and federal government populations. There are approximately 9,000 employers in the United States who have a minimum of 1,000 employees, who together with Taft-Hartley labor populations and federal government populations, represent approximately 106 million potential covered lives in total. Our current member base of approximately 7.2 million covered lives under contract represents a mid-single digit percent of our total market opportunity. We intend to continue to drive new client acquisition by investing significantly in sales and marketing to engage, educate and drive awareness of the unmet need around fertility solutions among benefits executives. We also increase brand awareness and adoption with employers by leveraging our strong relationships with benefits consultants. In particular, we are focused on expanding the number of clients with more than 2,500 covered lives. As of June 30, 2026 and December 31, 2025, we served 604 and 555 clients, representing 7,190,000 and 6,689,000 members, respectively.
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
Benefits Utilization. A key driver of our revenue is the number of members we serve and the rate at which they utilize their fertility benefits. As our client base has grown, our membership has grown from approximately 110,000 members in 2016 when we launched our fertility benefits solution to 7.2 million members as of June 30, 2026.

The following table highlights the number of assisted reproductive treatment, or ART, cycles performed for Progyny members and the member utilization rates for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Assisted Reproductive Treatment (ART) Cycles(1)	16,998	16,938	32,645	33,098
Utilization - All Members(2)	0.56%	0.55%	0.85%	0.82%
Utilization - Female Only(2)	0.49%	0.48%	0.71%	0.69%
Average Members (3)	7,185,000	6,743,000	7,176,000	6,723,000

(1) Represents the number of ART cycles performed, including IVF with a fresh embryo transfer, IVF freeze all cycles/embryo banking, frozen embryo transfers, and egg freezing. Includes ART cycles performed in the first half of 2025 under the extended transition of care agreement with the large client who did not renew its service agreement.
(2) Represents the member utilization rate for all fertility and family building services, including, but not limited to, ART cycles, initial consultations, IUIs, and genetic testing. The utilization rate for all members includes all unique members (female and male) who utilize the benefit during that period, while the utilization rate for female only includes only unique females who utilize the benefit during that period. For the purposes of calculating utilization rates in any given period, the results reflect the number of unique members utilizing the benefit for that period. Individual periods cannot be combined as member treatments may span multiple periods. Utilization for 2025 excludes activity under the extended transition of care agreement that ended June 30, 2025 with the large client who did not renew its service agreement, as only members meeting certain criteria were eligible to use the benefit.
(3) Includes approximately 300,000 members from a single client who are not reflected in utilization as a result of the client's chosen benefit design. 2025 excludes the limited number of members who were eligible to use the benefit under the extended transition of care agreement that ended June 30, 2025 with the large client who did not renew its service agreement.
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

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenue	$350,511	$332,874	$679,015	$656,912
Cost of services(1)	261,210	253,901	506,643	502,144
Gross profit	89,301	78,973	172,372	154,768
Operating expenses:
Sales and marketing(1)	18,074	18,405	34,958	36,191
General and administrative(1)	31,224	36,210	62,032	70,049
Total operating expenses	49,298	54,615	96,990	106,240
Income from operations	40,003	24,358	75,382	48,528
Interest and other income, net	1,134	2,719	2,638	5,086
Income before income taxes	41,137	27,077	78,020	53,614
Provision for income taxes	13,085	9,965	25,736	21,443
Net income	$28,052	$17,112	$52,284	$32,171
Adjusted EBITDA(2)	$62,104	$57,946	$118,687	$115,736
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of services	$6,133	$9,542	$12,403	$18,940
Sales and marketing	5,570	8,184	11,125	16,059
General and administrative	8,775	14,657	16,671	29,896
Total stock‑based compensation expense	$20,478	$32,383	$40,199	$64,895
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated Statements of Operations Data, as a percentage of revenue:
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	74.5%	76.3%	74.6%	76.4%
Gross profit	25.5%	23.7%	25.4%	23.6%
Operating expenses:
Sales and marketing	5.2%	5.5%	5.1%	5.5%
General and administrative	8.9%	10.9%	9.1%	10.7%
Total operating expenses	14.1%	16.4%	14.3%	16.2%
Income from operations	11.4%	7.3%	11.1%	7.4%
Interest and other income, net	0.3%	0.8%	0.4%	0.8%
Income before income taxes	11.7%	8.1%	11.5%	8.2%
Provision for income taxes	3.7%	3.0%	3.8%	3.3%
Net income	8.0%	5.1%	7.7%	4.9%
Adjusted EBITDA	17.7%	17.4%	17.5%	17.6%

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
We calculate Adjusted EBITDA as net income, adjusted to exclude depreciation and amortization, stock-based compensation expense, interest and other income, net, and provision for income taxes. The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with U.S. GAAP, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Net income	$28,052	$17,112	$52,284	$32,171
Add:
Depreciation and amortization	1,623	1,205	3,106	2,313
Stock‑based compensation expense	20,478	32,383	40,199	64,895
Interest and other income, net	(1,134)	(2,719)	(2,638)	(5,086)
Provision for income taxes	13,085	9,965	25,736	21,443
Adjusted EBITDA	$62,104	$57,946	$118,687	$115,736
Comparison of Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,
	2026	2025	% Change

	(dollars in thousands)
Revenue	$350,511	$332,874	5%
Revenue increased by $17.6 million, or 5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase is primarily due to a $16.3 million, or 8%, increase in revenue from our fertility benefits solution and a $1.4 million, or 1%, increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution and Progyny Rx solution was primarily due to the increase in the number of clients and covered lives, partially offset by the impact of the previously disclosed large client who did not renew its services for 2025 but provided an extended transition period over the first half of 2025 for members meeting certain criteria.
Cost of Services

	Three Months Ended June 30,
	2026	2025	% Change

	(dollars in thousands)
Cost of services	$261,210	$253,901	3%
Cost of services increased by $7.3 million, or 3%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily due to an increase in the medical treatment and pharmacy prescription costs associated with fertility treatments delivered. The increase in cost of services was also due to an increase in other related costs of services, and was partially offset by a decrease in personnel-related costs and the impact of the previously disclosed large client who did not renew its services for 2025 but provided an extended transition period over the first half of 2025 for members meeting certain criteria. The decrease in personnel-related costs was due to a $3.4 million decrease in stock-based compensation expense, partially offset by higher costs attributable to incremental head count.

Gross Profit and Gross Margin

	Three Months Ended June 30,
	2026	2025	% Change

	(dollars in thousands)
Gross profit	$89,301	$78,973	13%
Gross margin	25.5%	23.7%
Gross profit increased by $10.3 million, or 13%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Gross margin increased 180 basis points for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to ongoing efficiencies realized in the delivery of our care management services as well as a decrease in stock-based compensation expense.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended June 30,
	2026	2025	% Change

	(dollars in thousands)
Sales and marketing	$18,074	$18,405	(2%)
Sales and marketing expense decreased by $0.3 million, or 2%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was primarily due to a $1.6 million decrease in personnel-related costs, partially offset by a $1.3 million increase in other related sales and marketing expenses. The decrease in personnel-related costs was due to a $2.6 million decrease in stock-based compensation expense, partially offset by higher costs attributable to incremental head count.
General and Administrative Expense

	Three Months Ended June 30,
	2026	2025	% Change

	(dollars in thousands)
General and administrative	$31,224	$36,210	(14%)
General and administrative expense decreased by $5.0 million, or 14%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was primarily due to a $5.1 million decrease in personnel-related costs and a $0.3 million decrease in other related general and administrative expenses, partially offset by a $0.4 million increase in bad debt expense. The decrease in personnel-related costs was due to a $5.9 million decrease in stock-based compensation expense, partially offset by higher costs attributable to incremental head count. The decrease in stock-based compensation expense was driven by the November 2021 retention equity grant which became fully vested in late 2025 and therefore is no longer contributing to the expense in 2026.

Interest and Other Income, Net

	Three Months Ended June 30,
	2026	2025	% Change

	(dollars in thousands)
Interest and other income, net	$1,134	$2,719	(58%)
Interest and other income, net decreased by $1.6 million, or 58% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was primarily due to a decrease in interest income and an increase in interest expense.
Provision for Income Taxes

	Three Months Ended June 30,
	2026	2025	% Change

	(dollars in thousands)
Provision for income taxes	$13,085	$9,965	31%
Provision for income taxes increased by $3.1 million, or 31%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily due to higher operating profit, partially offset by a decrease in tax deficiencies related to stock-based compensation.
Comparison of Six Months Ended June 30, 2026 and 2025
Revenue

	Six Months Ended June 30,
	2026	2025	% Change

	(dollars in thousands)
Revenue	$679,015	$656,912	3%
Revenue increased by $22.1 million, or 3%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase is primarily due to a $19.3 million, or 5%, increase in revenue from our fertility benefits solution and a $2.8 million, or 1%, increase in revenue from our Progyny Rx solution. The increase in revenue from our fertility benefits solution and Progyny Rx solution was primarily due to the increase in the number of clients and covered lives, partially offset by the impact of the previously disclosed large client who did not renew its services for 2025 but provided an extended transition period over the first half of 2025 for members meeting certain criteria

Cost of Services

	Six Months Ended June 30,
	2026	2025	% Change

	(dollars in thousands)
Cost of services	$506,643	$502,144	1%
Cost of services increased by $4.5 million, or 1%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily due to an increase in the medical treatment and pharmacy prescription costs associated with fertility treatments delivered. The increase in cost of services was also due to an increase in other related costs of services, and was partially offset by a decrease in personnel-related costs and the impact of the previously disclosed large client who did not renew its services for 2025 but provided an extended transition period over the first half of 2025 for members meeting certain criteria. The decrease in personnel-related costs was due to a $6.5 million decrease in stock-based compensation expense, partially offset by higher costs attributable to incremental head count.

Gross Profit and Gross Margin

	Six Months Ended June 30,
	2026	2025	% Change

	(dollars in thousands)
Gross profit	$172,372	$154,768	11%
Gross margin	25.4%	23.6%
Gross profit increased by $17.6 million, or 11%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Gross margin increased 180 basis points for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to ongoing efficiencies realized in the delivery of our care management services as well as a decrease in stock-based compensation expense.

Operating Expenses
Sales and Marketing Expense

	Six Months Ended June 30,
	2026	2025	% Change

	(dollars in thousands)
Sales and marketing	$34,958	$36,191	(3%)
Sales and marketing expense decreased by $1.2 million, or 3%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was primarily due to a $2.9 million decrease in personnel-related costs, partially offset by a $1.7 million increase in other related sales and marketing expenses. The decrease in personnel-related costs was due to a $4.9 million decrease in stock-based compensation expense, partially offset by higher costs attributable to incremental head count.

General and Administrative Expense

	Six Months Ended June 30,
	2026	2025	% Change

	(dollars in thousands)
General and administrative	$62,032	$70,049	(11%)
General and administrative expense decreased by $8.0 million, or 11%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was primarily due to a $9.8 million decrease in personnel-related costs and a $0.8 million decrease in bad debt expense, partially offset by a $2.6 million increase in other related general and administrative expenses. The decrease in personnel-related costs was due to a $13.2 million decrease in stock-based compensation expense, partially offset by higher costs attributable to incremental head count. The decrease in stock-based compensation expense was driven by the November 2021 retention equity grant which became fully vested in late 2025 and therefore is no longer contributing to the expense in 2026.
Interest and Other Income, Net

	Six Months Ended June 30,
	2026	2025	% Change

	(dollars in thousands)
Interest and other income, net	$2,638	$5,086	(48%)
Interest and other income, net decreased by $2.4 million, or 48%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was primarily due to a decrease in interest income and an increase in interest expense.
Provision for Income Taxes

	Six Months Ended June 30,
	2026	2025	% Change

	(dollars in thousands)
Provision for income taxes	$25,736	$21,443	20%
Provision for income taxes increased by $4.3 million, or 20%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily due to higher operating profit, partially offset by a decrease in tax deficiencies related to stock-based compensation.

Liquidity and Capital Resources
As of June 30, 2026, we had $152.6 million of cash and cash equivalents and $84.3 million of marketable securities. We have financed our operations primarily through cash generated from the sales of our solutions. Our cash and cash equivalents and working capital are affected by the timing of payments to third party providers and collections from clients and have increased as our revenue has increased. In particular, during the ramp up and onboarding of new clients who typically begin their benefits plan year as of January 1st, our accounts receivable has historically increased more than our accounts payable, accrued expenses and other current liabilities in the early part of each calendar year. Historically, these timing impacts have reversed throughout the remainder of the fiscal year. Accordingly, our working capital, and its impact on cash flow from operations, can fluctuate materially from period to period.
On July 1, 2025, we entered into a revolving credit facility (the “Facility”) pursuant to a Credit Agreement (the “Credit Agreement”) with the lenders and issuing banks, party thereto and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, and swingline lender. The Credit Agreement makes available a maximum aggregate amount of $200 million, subject to customary borrowing conditions, until its maturity on July 1, 2030. We are in compliance with all financial covenants under the Credit Agreement as of June 30, 2026. As of the date of this filing, no amounts were drawn under the Facility. Refer to Note 6 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
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
The following table summarizes our cash flows from operations for the periods presented:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Cash provided by operating activities	$96,374	$105,318
Cash provided by (used in) investing activities	100,146	(124,525)
Cash used in financing activities	(156,008)	(5,617)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(102)	52
Net increase (decrease) in cash, cash equivalents, and restricted cash	$40,410	$(24,772)

Operating Activities
Net cash provided by operating activities was $96.4 million for the six months ended June 30, 2026, primarily consisting of net income of $52.3 million adjusted for certain items, which includes $40.2 million of stock-based compensation expense, $10.2 million of bad debt expense, $3.1 million of depreciation and amortization, $0.6 million of net accretion of discounts on marketable securities, $0.6 million of loss on disposal of property and equipment, and $0.4 million of non-cash interest expense. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable, net of $47.4 million and other noncurrent assets and liabilities of $3.2 million, partially offset by cash provided by operating activities from increases in accounts payable of $27.8 million and accrued expenses and other current liabilities of $8.0 million, and a decrease in prepaid expenses and other current assets of $3.8 million. These changes were a result of the impact of revenue growth and our operating results as well as the timing of cash collections and payments to third parties, including $19.0 million of cash paid for income taxes, net of refunds received for the period ended June 30, 2026.
Net cash provided by operating activities was $105.3 million for the six months ended June 30, 2025, primarily consisting of net income of $32.2 million adjusted for certain items, which includes $64.9 million of stock-based compensation expense, $11.0 million of bad debt expense, $2.3 million of depreciation and amortization, and $0.1 million of loss on disposal of property and equipment. Changes in operating assets and liabilities resulted in cash used in operating activities from increases in accounts receivable of $47.2 million, prepaid expenses and other current assets of $7.9 million, and other noncurrent assets and liabilities of $1.2 million, partially offset by cash provided by operating activities from increases in accounts payable of $45.2 million and accrued expenses and other current liabilities of $5.9 million. These changes were a result of the impact of revenue growth and our operating results as well as the timing of cash collections and payments to third parties, including $24.3 million of cash paid for income taxes, net of refunds received for the period ended June 30, 2025.
Investing Activities
Net cash provided by investing activities was $100.1 million for the six months ended June 30, 2026, which primarily consisted of net proceeds from marketable securities of $112.7 million. The remainder of the activity consisted of purchases of computers, software, including capitalized software development costs, leasehold improvements, and furniture and fixtures.
Net cash used in investing activities was $124.5 million for the six months ended June 30, 2025, which primarily consisted of net investments in marketable securities of $107.1 million and $9.3 million of cash used in a business acquisition, net of cash acquired. The remainder of the activity consisted of purchases of computers, software, including capitalized software development costs, leasehold improvements, and furniture and fixtures.
We expect our capital investments, including investments in technology and the development of software, to remain consistent with current levels for the remainder of the fiscal year as we continue to invest in our benefits offerings and growth strategy.
Financing Activities
Net cash used in financing activities was $156.0 million for the six months ended June 30, 2026, consisting of $148.6 million of cash paid for repurchases of common stock under the November 2025 and May 2026 share repurchase programs, inclusive of $0.2 million in trading fees, payment of $0.5 million excise tax from the repurchase of common stock, and $7.5 million for employee taxes related to equity awards, partially offset by $0.7 million in proceeds from contributions to our employee stock purchase plan.
Net cash used in financing activities was $5.6 million for the six months ended June 30, 2025, consisting of payments of $6.2 million for employee taxes related to equity awards, partially offset by $0.6 million in proceeds from contributions to our employee stock purchase plan.
Share Repurchase Programs
In November 2025, our Board of Directors authorized a share repurchase program of up to $200 million in shares of common stock (the “November 2025 share repurchase program”). In May 2026, our Board of Directors authorized an additional share repurchase program of up to $200 million in shares of common stock (the “May 2026 share repurchase program", together with the November share repurchase program, the ("share repurchase programs").

Repurchases under the May 2026 share repurchase program may be made in the form of open market repurchases, including through plans complying with Rule 10b5-1 under the Exchange Act, depending on stock price, market conditions, and other factors, as determined by the management. There can be no assurance as to the total number of shares that will be repurchased.
During the six months ended June 30, 2026, we repurchased a total of 6,700,337 shares of common stock under the share repurchase programs at an average price per share of $22.08 and a total cost of $148.1 million, inclusive of $0.2 million in trading fees. In addition, we recognized $1.3 million of excise taxes related to the share repurchases. As of June 30, 2026, $168.5 million remained available for purchases under the May 2026 share repurchase program.
The November 2025 share repurchase program was completed in March 2026, and no amounts remained available for repurchase under the program. As of the date of this filing, we have repurchased a total of 2,052,571shares of common stock under the May 2026 share repurchase program for a total cost of $58.5 million.
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
At June 30, 2026, we had cash and cash equivalents of $152.6 million and marketable securities of $84.3 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. A hypothetical 1% change in interest rates would not result in a material impact on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have provided, and may continue to provide, guidance about our business and future results of operations. On August 6, 2026, we issued guidance for the third quarter of 2026 and full year 2026. Our guidance, which consists of forward-looking statements, is qualified by, and subject to, such assumptions, estimates and expectations as of the date such guidance is given and may be revised at a later time, solely in our discretion, as we learn more information. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In developing guidance, our management must make certain assumptions and judgments about, among other things, our business strategy, plans, and goals; expectations concerning our market position and future operations; and other financial and operating information, as well as the impact of events beyond our control, such as macroeconomic conditions, shortages of fertility medications or trends in utilization or consumption, that are inherently difficult to predict. While the guidance may be presented with numerical specificity, it is necessarily speculative in nature. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or consensus due to a number of factors, many of which are outside of our control and which could adversely affect our business and future results of operations. In addition, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of our future results of operations fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
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
We currently have contracts to serve over 600 employers with at least 1,000 covered lives in the United States across more than 40 industries. Our largest clients account for a significant portion of our revenue. In addition, a significant number of our clients are in the technology industry, and we generate a significant portion of our revenue from these clients. For the six months ended June 30, 2026 and June 30, 2025, no client accounted for more than 10% of our total revenue. Engagement with our clients is generally covered through contracts that are multi-year in duration. Our clients may terminate early, decline to renew their existing contracts with us upon expiration, or renegotiate pricing terms at the time of renewal, any of which could have a negative impact on our business, financial condition and results of operations. In addition, changes in the technology industry, including reductions in workforce or heightened employee attrition, changes in economic conditions, mergers or consolidations, reduced spending on benefits programs and other factors, could adversely affect our business, financial condition and results of operations.
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
In the second quarter of 2026, we withheld shares through net settlements (where the award holder receives the net of the shares vested, after surrendering a portion of the shares back to the Company for tax withholding) for certain restricted stock units that vested.

Share Repurchase Program
On May 26, 2026, the Company announced the May 2026 share repurchase program (the "May 2026 share repurchase program") of up to $200 million in shares of common stock. Repurchases under the May 2026 share repurchase program may be made in the form of open market repurchases, including through plans complying with Rule 10b5-1 under the Exchange Act, depending on stock price, market conditions, and other factors, as determined by the Company. There can be no assurance as to the total number of shares that will be repurchased by the Company.
The following table provides a summary of share repurchase activity as well as shares surrendered back to the Company for tax withholding on restricted stock units that vested under our equity incentive plans in the three months ended June 30, 2026:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares That May Yet Be Purchased Under the Program (in thousands)

April 1, 2026 through April 30, 2026	32,765	$17.39	—	$—
May 1, 2026 through May 31, 2026	23,004	$22.92	—	$—
June 1, 2026 through June 30, 2026	1,269,587	$26.48	1,188,513	$168,500
Total shares repurchased	1,325,356	$26.19	1,188,513
(1) Includes shares withheld on net settlements of restricted stock units that vested under our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
a.None.
b.None.
c.On May 28, 2026, Mark Livingston, our Chief Financial Officer, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Livingston’s trading plan is for the sale of up to 28,121 shares of the Company’s common stock in amounts and prices determined in accordance with a formula set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or May 28, 2027.
On June 25, 2026, Allison Swartz, our General Counsel and Secretary, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Swartz’s trading plan is for the sale of up to 30,523 shares of the Company’s common stock in amounts and prices determined in accordance with a formula set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or June 24, 2027.

On July 2, 2026, Pete Anevski, our Chief Executive Officer, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Anevski’s trading plan is for the sale of up to 1,970,286 shares of the Company’s common stock in amounts and prices determined in accordance with a formula set forth in the plan and an additional indeterminate number of shares sold in eligible “sell-to-cover transactions” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) to satisfy tax withholding obligations arising exclusively from vesting of RSUs or PSUs. The number of shares subject to covered RSUs or PSUs that will be sold to satisfy applicable tax withholding obligations upon vesting is not currently determinable as the number will vary based on the market price of our common stock and the extent to which vesting conditions are satisfied. The plan terminates on the earlier of the date all shares under the plan are sold or October 31, 2027.

On July 2, 2026, David Schlanger, our Executive Chairman, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Schlanger’s trading plan is for the sale of up to 1,300,000 shares of the Company’s common stock in amounts and prices determined in accordance with a formula set forth in the plan. The plan terminates on the earlier of the date all shares under the plan are sold or October 31, 2027.

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

Progyny, Inc. (Registrant)

Date: August 7, 2026	By:	/s/ Peter Anevski
Peter Anevski
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Mark Livingston
Mark Livingston
Chief Financial Officer (Principal Financial and Accounting Officer)